Form 10-K
period 2021-12-31
Columbia Care Inc.
filed 2022-03-31
CIK 1776738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number: 000-56294

COLUMBIA CARE INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1488978
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

680 Fifth Ave., 24th Floor

New York, New York 10019

(Address of principal executive offices and zip code)

(212) 634-7100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a common share of the registrant on June 30, 2021 as reported on the Canadian Stock Exchange on that date: $1,233,763,070.

As of March 23, 2022, there were 361,840,756 common shares, no par value (the “Common Shares”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

COLUMBIA CARE INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” regarding Columbia Care Inc. and its subsidiaries (collectively referred to as “Columbia Care,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•	the satisfaction of the conditions precedent to the closing of the Arrangement (as defined herein);

•	the receipt of the Key Regulatory Approvals (as defined herein);

•	the impact of the Arrangement (as defined herein), or failure to complete the Arrangement (as defined herein), on the market price of the Common Shares;

•	the closing of the Arrangement (as defined herein);

•	the impact of the Arrangement (as defined herein) on the Company’s current and future operations, financial condition and prospects;

•	the impact of restrictions on the Company during the pending Arrangement (as defined herein);

•	the value of the Cresco Labs Subordinate Voting Shares (as defined herein);

•	the impact of epidemic diseases, such as the recent COVID-19 pandemic;

•	the impact of potential payments to the Company’s shareholders who exercise dissent rights in connection with the Arrangement (as defined herein);

•	the availability of another attractive take-over, merger or business combination;

•	the costs of the Arrangement and potential payment of the Columbia Care Termination Fee (as defined herein);

•

the ability of former Columbia Care shareholders to significantly influence certain corporate actions of Cresco Labs (as defined herein) following the completion of the Arrangement (as defined herein);

•	the ability to successfully integrate with the operations of Cresco Labs (as defined herein) and realize the expected benefits of the Arrangement (as defined herein);

•	integration costs in connection with the Arrangement (as defined herein);

•	the fact that marijuana remains illegal under federal law;

•	the enforcement of cannabis laws, including by U.S. border officials;

•	the renewal of the Rohrabacher-Farr Amendment (as defined herein);

•	the possibility of civil asset forfeiture of the Company’s assets;

•	the application of anti-money laundering laws and regulations to the Company;

•	access to U.S. bankruptcy protections;

•	heightened scrutiny by regulatory authorities;

•	the ability of U.S. residents to settle trades of the Company’s securities;

•	legal, regulatory or political change to the cannabis industry;

•	access to the services of banks;

•	access to public and private capital;

•	unfavorable publicity or consumer perception of the cannabis industry;

•	results of future clinical research;

•	expansion to the adult-use market;

•	the impact of laws, regulations and guidelines;

•	regulation by the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”);

•	the impact of Section 280E of the Internal Revenue Code;

•	the continuing availability of third-party service providers;

•	the ability of the Company to enforce its contracts;

•	the impact of state laws pertaining to the cannabis industry;

•	the lack of reliable data on the cannabis industry;

•	the effect of conversion and potential future sales of Common Shares on the market prices of the Common Shares;

•	the impact of additional issuances of equity by the Company;

•	the availability of an investor to bring a derivative claim in a judicial forum of its choosing;

•	the quality of cannabis grown by the Company and related agricultural business risks;

•	the impact of climate change;

•	the Company’s reliance on third-party product manufacturers;

•	potential product liability claims;

•	the impact of products recalls;

•	the impact of the Company’s quality control systems;

•	the impact of environmental regulation;

•	the Company’s limited operating history;

•	the Company’s history of negative cash flow from operations;

•	competition, including from new well-capitalized entrants into the medical cannabis industry;

•	rising energy costs;

•	the Company’s reliance on key inputs, suppliers and skilled labor;

•	the difficulty of forecasting the Company’s sales;

•	the ability to protect the Company’s intellectual property, including its patents and trademarks;

•	the potential infringement on intellectual property rights of third parties;

•	competition from synthetic production and technological advances;

•	constraints on marketing products;

•	fraudulent or illegal activity by employees, contractors and consultants;

•	the prohibition of public company ownership of cannabis businesses;

•	potential cyber-attacks and security breaches;

•	the potential application of high bonding requirements;

•	the availability of insurance coverage;

•	the ability to pay dividends;

•	the application of international regulations;

•	the use of customer information and other personal and confidential information;

•	liability for both U.S. and Canadian tax;

•	net operating loss and other tax attribute limitations;

•	the application of withholding tax on dividends;

•	the application of gift, estate and transfer taxes on transfer of the Common Shares;

•	the impact of changes in tax laws;

•	the volatility of the market price of the Common Shares;

•	the impact of further equity financing;

•	potential conflicts of interest between the Company and its directors or officers;

•	the limitation of certain remedies under the laws of British Columbia;

•	the anticipated benefits of the Green Leaf Medical acquisition;

•	reliance on management;

•	litigation;

•	the ability to manage growth;

•	the costs of being a public company;

•	the impact of securities industry analyst research reports;

•	future results and financial projections; and

•	the impact of global financial conditions and disease outbreaks.

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in Part I of this Form 10-K under, Item 1A, “Risk Factors.” Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.

We urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Background

Columbia Care Inc.’s common shares are listed on the Aequitas NEO Exchange (the “NEO”) under the symbol “CCHW”, on the Canadian Securities Exchange (the “CSE”) under the symbol “CCHW”, and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “CCHWF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

The Company’s principal business activity is the production and sale of cannabis as regulated by the regulatory bodies and authorities of the jurisdictions in which it operates.

The Company, through its subsidiaries, currently owns or manages interests in several state-licensed medical and/or adult use marijuana businesses in Arizona, California, Colorado, Delaware, European Union, Florida, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Ohio, Pennsylvania, Puerto Rico, Utah, Virginia, Washington, D.C. and West Virginia.

The following organizational chart describes the organizational structure of the Company as of December 31, 2021. See Exhibit 21.1 to this annual report on Form 10-K for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1 or in the chart below.

Notes:

1.

As a result of Columbia Care’s acquisition of a 100% ownership interest in Resource Referral Services Inc., PHC Facilities Inc. and Wellness Earth Energy Dispensary, Inc., and a 49.9% ownership interest in Access Bryant SPC (collectively, “Project Cannabis”), Columbia Care owns 100% of PHC Facilities, Inc., Resource Referral Services, Inc., and Wellness Earth Energy Dispensary, Inc. Columbia Care also acquired 49.9% of Access Bryant SPC with an option to purchase 100% of the entity when regulatory conditions permit such.

2.	Beacon Holdings, LLC includes the following licensed subsidiary entities: The Green Solution, LLC, Rocky Mountain Tillage, LLC, and Infuzionz, LLC.
3.

Green Leaf Medical, LLC (“Green Leaf Medical”) includes the following licensed subsidiary entities: Green Leaf Medical, LLC (MD), Green Leaf Extracts, LLC (MD), Time for Healing, LLC (MD), Wellness Institute of Maryland, LLC (MD), Green Leaf Medical of Ohio II, LLC (OH), Green Leaf Medicals, LLC (PA), and Green Leaf Medical of Virginia, LLC (VA).

The registered office of the Company is 666 Burrard St., #1700, Vancouver, BC V6C 2X8. The head office is located at 680 Fifth Ave., 24th Floor, New York, New York 10019.

History of the Company

The Company was incorporated under the Business Corporations Act (Ontario) (the “OBCA”) on August 13, 2018 under the name “Canaccord Genuity Growth Corp.” as a special purpose acquisition corporation for the purpose of effecting an acquisition of one or more businesses or assets, by way of a merger, amalgamation, arrangement, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination.

On October 17, 2018, the Company announced that it had entered into a letter of intent with Columbia Care LLC (“Old Columbia Care”) to exclusively negotiate a business combination between the two companies. On November 21, 2018, the Company announced that it had entered into a definitive agreement (the “Transaction Agreement”) with Old Columbia Care pursuant to which, among other things, the Company would acquire all of the membership interests of Old Columbia Care by way of a merger between Old Columbia Care and a newly-formed Delaware subsidiary of the Company (the “Business Combination”). The Business Combination constituted the Company’s qualifying transaction.

The Business Combination was completed on April 26, 2019, at which point Old Columbia Care became a 100% wholly-owned subsidiary of the Company. In connection with the closing of the Business Combination, the Company was continued out of the jurisdiction of Ontario under the OBCA and into the jurisdiction of British Columbia under the Business Corporations Act (British Columbia) (“BCBCA”).

Arrangement Agreement

On March 23, 2022, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Cresco Labs Inc. (“Cresco”), pursuant to which, Cresco has agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding Common Shares and proportionate voting shares (“Proportionate Shares” and together with the Common Shares, the “Columbia Care Shares”) of the Columbia Care, pursuant to a statutory plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).

Consideration

Subject to the terms and conditions set forth in the Arrangement Agreement and Plan of Arrangement, holders of Columbia Care Shares will receive 0.5579 of a subordinate voting share of Cresco (each a “Cresco Labs Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Columbia Care Share (on an as converted to Common Share basis) outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”), with the Proportionate Shares treated on an as if converted basis to Common Shares pursuant to their respective terms; provided, the Exchange Ratio is subject to adjustment in the event that Columbia Care is required to issue shares in satisfaction of an earn-out payment for a prior acquisition, with the potential adjustment in proportion to the additional dilution from such potential issuance relative to Columbia Care’s current fully diluted in-the-money outstanding shares. The Arrangement is intended to qualify as a reorganization for U.S. federal income tax purposes.

At the Effective Time, (i) all Columbia Care equity awards granted under Columbia Care’s equity incentive plan or otherwise that are outstanding immediately prior to the Effective Time will be exchanged for replacement equity awards such that, upon exercise (with respect to options) or vesting (with respect to performance share units or restricted share units), as applicable, the holder will be entitled to receive Cresco Shares, with the number of shares underlying such award and, in the case of options, the exercise price of such award adjusted based on the Exchange Ratio; (ii) each of the warrants to acquire Common Shares issued by Columbia Care that are outstanding immediately prior to the Effective Time will be exercisable, in accordance with the terms of such warrants, for the number of Cresco Shares that the holder of such warrants would have been entitled to receive as a result of the transactions contemplated by the Arrangement if, immediately prior to the Effective Date, such holder had been the registered holder of the number of Common Shares to which such holder would have been entitled if such holder had exercised such holder’s warrants immediately prior to the Effective Time; and (iii) each of the convertible notes issued by Columbia Care that are outstanding immediately prior to the Effective Time will be convertible, in accordance with the terms of such convertible notes, into the number of Cresco Shares that the holder of such convertible notes would have been entitled to receive as a result of the transactions contemplated by the Arrangement if, immediately prior to the Effective Date, such holder had been the registered holder of the number of Common Shares to which such holder would have been entitled if such holder had converted such holder’s convertible notes immediately prior to the Effective Time.

Conditions to the Arrangement

The Arrangement is subject to a number of conditions, including the approval by Columbia Care shareholders holding at least 66 2/3% of the votes cast on the Arrangement resolution by Columbia Care shareholders voting as a single class present in person or represented by proxy and entitled to vote at the Meeting, and if required by applicable law, approval by Columbia Care shareholders holding a simple majority of the votes attached to Columbia Care Shares voting as a single class present in person or represented by proxy and entitled to vote at the Meeting, excluding the votes of those persons whose votes are required to be excluded under Multilateral Instrument 61-101—Protection of Minority Security Holders in Special Transactions. It is a condition to closing in favor of Cresco that holders of less than 5% of the outstanding Columbia Care Shares shall have validly exercised dissent rights with respect to the Arrangement that have not been withdrawn as of the effective date of the Arrangement.

In addition, the Arrangement is subject to approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement and certain regulatory approvals, including but not limited to the approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Arrangement is also conditioned upon neither a delisting from the Canadian Securities Exchange having occurred nor a cease trade order having been issued by any governmental entity in respect of the Cresco Shares since the date of this Agreement and that remains in effect. The Arrangement Agreement may be terminated by mutual written consent of the Columbia Care and Cresco and by either party in certain circumstances as more particularly set forth in the Arrangement Agreement.

Certain Other Terms of the Arrangement Agreement

The Arrangement Agreement includes customary representations, warranties and covenants of Cresco and Columbia Care and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Arrangement Agreement and the Effective Time.

The Arrangement Agreement provides for customary non-solicitation covenants, subject to the right of the board of directors of Columbia Care (the “Board”) to consider and accept a superior proposal (as defined in the Arrangement Agreement), and the right of Cresco to match any such proposal within five business days. The Arrangement Agreement also provides for the payment by Columbia Care to Cresco of a $65.0 million termination fee if the Arrangement Agreement is terminated in certain specified circumstances, including, among other things, in the event of (i) a Change in Recommendation, whereby the Board’s recommendations or determinations with respect to the Arrangement are modified in a manner adverse to Cresco; (ii) Columbia Care, in accordance with certain procedures set forth in the Arrangement Agreement, accepts, recommends, approves or enters into an agreement to implement a Superior Proposal; or (iii) the Arrangement Agreement is terminated in certain circumstances, including in the event the resolution approving the Arrangement is not approved by Company Shareholders, the Arrangement is not consummated on or prior to March 22, 2023 (subject to modification by the parties and extension in certain circumstances), or in the event Columbia Care breaches any representation or warranty or fails to perform any covenant or agreement that causes the closing conditions related to Columbia Care’s representations and warranties and covenants not to be satisfied, and such breach or failure is incapable of being cured on or prior to the March 22, 2023 or is not cured and Cresco is not then in breach of the Arrangement Agreement so as to directly or indirectly cause any closing condition related to Cresco’s representations and warranties and covenants not to be satisfied, and if (x) prior to the date of termination an acquisition proposal meeting certain requirements has been publicly announced or otherwise communicated to Columbia Care, and (y) within 12 months of the date of such termination the acquisition proposal transaction is completed or Columbia Care has entered into a definitive agreement with respect to such transaction and such transaction is later consummated or effected (whether or not within such 12 month period).

Voting Support Agreements and Lock-up Agreements

Pursuant to certain voting support agreements (the “Voting Support Agreements”), certain Columbia Care shareholders holding an aggregate of more than 25% of the voting power of the issued and outstanding Columbia Care Shares as of March 23, 2022 have entered into Voting Support Agreements with Cresco, pursuant to which they have agreed to vote in favor of the Arrangement at the Meeting. The Voting Support Agreements terminate in certain circumstances, including upon the termination of the Arrangement Agreement in accordance with its terms. Under the Arrangement Agreement, Columbia Care has agreed to hold the Meeting as soon as reasonably practicable and, in any event, on or before June 15, 2022 (or such later date as may be agreed to by Columbia Care and Cresco in writing.. In addition, pursuant to certain lock-up agreements (the “Lock-up Agreements”), certain Columbia Care shareholders holding an aggregate of more than 25% of issued and outstanding Columbia Care Shares (on an as converted to Common Share basis) as of March 23, 2022 agreed to restrict the sale or other transfer of 90% of the Cresco Shares to be received by such Company Care shareholders pursuant to the Arrangement. The Lock-up Agreements provide for the release of the restrictions on the sale or other transfer of such Cresco Shares in four equal installments on the date that is (i) 60 days following the Effective Date; (ii) 120 days following the Effective Date; (iii) 180 days following the Effective Date; and (iv) 240 days following the Effective Date.

General Development of the Business

Columbia Care has grown primarily by submitting responses to state-issued requests for proposals and obtaining cannabis licenses pursuant to such processes throughout the United States, where such activity is legal at the state-level. In 2020 and 2021, Columbia Care also grew significantly from acquiring other leading cannabis operations. The Company also provides management services to licensed entities. As of March 23, 2022, Columbia Care holds, directly or indirectly, 116 licenses with 132 discrete facilities that are operational or in development.

2013-2021 Growth
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022(1)
Employees	10	19	59	219	279	418	697	1775	2,586	2,564
Facilities	6	10	18	21	25	54	70	107	132	132
Jurisdictions	3	4	7	10	11	15	16	16	18	18

Notes:

(1)	As of March 23, 2022

Excluding industrial hemp products, Columbia Care’s cannabis license portfolio allows for an aggregate of approximately 2.039 million square feet of cultivation and manufacturing space within its currently leased or owned facilities and the potential to produce over 150,000 kilograms of dry flower annually, based on an assumed 65 grams per square foot of cultivation space and 5.2 harvests per year.

As a vertically-integrated company in the cannabis sector, where there may be material relationships or transactions that involve conflicts of interest, whether actual or perceived, Columbia Care will disclose any commissions, incentives, or other fees earned by Columbia Care, its pharmacists or other consultants. Columbia Care will also disclose risks associated with conflicts of interest, including but not limited to situations where Columbia Care, its clinics, pharmacists, or other consultants are paid a commission or education grant from a licensed producer or dispensary that is, or is related to, Columbia Care. Columbia Care does not currently have any material relationships or transactions that involve conflicts of interest, whether actual or perceived.

Development of Columbia Care’s Portfolio of Licenses

The following is a summary of the material developments of Columbia Care’s growing portfolio of licenses since its inception. Columbia Care, through its respective subsidiaries, primarily entered these markets after being selected by state governments through competitive processes. The disclosure set out below is presented in chronological order based on Columbia Care’s involvement in the jurisdictions listed. Further details regarding Columbia Care’s licenses and regulatory framework are set out under “United States Regulatory Environment.”

2012

Washington, D.C.

Columbia Care entered the Washington, D.C. market in 2012. It operates in this market through its wholly- owned subsidiary, Columbia Care DC LLC (“Columbia Care DC”). Additionally, Columbia Care has entered into a management services arrangement with VentureForth LLC (“VentureForth”). Pursuant to this arrangement, Columbia Care has agreed to provide management services to VentureForth for a fee. VentureForth holds two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration, one (1) license to cultivate and manufacture medical cannabis and one (1) license to dispense medical cannabis. Since July 2015, Columbia Care operates a separate cultivation facility through Columbia Care DC, pursuant to a license from the Washington D.C. Department of Alcoholic Beverage Regulation Administration to cultivate medical cannabis.

Arizona

Columbia Care entered the Arizona market in 2012. The Company operates in this market through management services arrangements with Salubrious Wellness Clinic, Inc. (“SWC”) and 203 Organix, LLC (“Organix”). Columbia Care formed Columbia Care – Arizona, Tempe, LLC, and Columbia Care Arizona, Prescott, LLC, in 2013 to provide management services to SWC and Organix, respectively. SWC was awarded its approval to operate in June 2013 and Organix was awarded its approval to operate in February 2014. Adult-use cannabis sales launched at both SWC and Organix dispensaries in January 2021.

2013

Massachusetts

Columbia Care entered the Massachusetts market in 2013 and operates through its wholly-owned subsidiary Patriot Care Corp. (“Patriot Care”). Patriot Care operates three (3) co-located medical and adult-use cannabis dispensaries in the cities of Lowell, Greenfield and Boston. In Lowell, Patriot Care dba Cannabist received final approval to sell medical cannabis products in February 2016 and received approval to sell cannabis products for adult use in January 2019. In Greenfield, Patriot Care received final approval to sell medical cannabis products in 2016 and received final approval to sell cannabis products for adult use in January 2019. In Boston, Patriot Care dba Cannabist received final approval to sell medical cannabis products in 2018 and received final approval to sell cannabis products for adult use in August 2021.

2014

California

Columbia Care entered the California market in 2014 and operates through its wholly-owned subsidiary Mission Bay, LLC (“Mission Bay”). Mission Bay received a conditional use permit in May 2015 to operate a co-located medical and adult-use dispensary in San Diego which became operational in July 2019. Additionally, Columbia Care operates in California through its wholly-owned subsidiary, Focused Health LLC (“Focused Health”). Focused Health operates a medical and adult- use cultivation, manufacturing and distribution facility and was awarded a conditional use permit in 2018 and an annual manufacturing license in July 2019. In December 2020, Columbia Care acquired Project Cannabis, a leading cannabis cultivator, wholesaler and retailer based in Los Angeles. The acquisition included: 1) a dispensary in Studio City operated by The Wellness Earth Energy Dispensary, Inc.; 2) a dispensary in North Hollywood operated by Resource Referral Services, Inc.; 3) a dispensary in San Francisco operated by Access Bryant SPC; and 4) a co-located dispensary, cultivation and distribution facility in Los Angeles operated by PHC Facilities, Inc. In January 2021, Columbia Care further expanded its footprint in California by acquiring The Healing Center San Diego, Inc. (“The Healing Center”), a leading adult-use dispensary in San Diego.

2015

Illinois

Columbia Care entered the Illinois market in 2015 through an initial 75% ownership interest in each of Curative Health LLC (“Curative Health”) and Curative Health Cultivation LLC (“Curative Health Cultivation”). Curative Health Cultivation received an operating permit to operate a medical cannabis cultivation facility in December 2015 and an adult use cultivation license in 2019. Curative Health Cultivation completed initial construction of its cultivation facility in Aurora in mid-2017 and began cultivation operations in the third quarter of 2017. Curative Health was awarded a Dispensing Organization Registration Authorization in February 2015 and following completion of construction in Chicago, it received a license to begin operations in August 2016 for the dispensing of medical cannabis. In August 2019, Columbia Care acquired the remaining minority ownership interests of both Curative Health and Curative Health Cultivation and both entities are now wholly owned by

Columbia Care. In November 2019, Curative Health received its Early Approval Adult-Use Dispensing Organization license for the Chicago dispensary. Curative Health began selling to adult-use customers in January 2020. In 2020, Columbia Care received an Adult-Use Dispensing Organization license for a dispensary in Villa Park. The Villa Park dispensary began operations in September 2020. Also, in January of 2020, Curative Health Cultivation received an Industrial Hemp Processor License.

New York

Columbia Care entered the New York market in 2015 and operates in this market through its wholly-owned subsidiary, Columbia Care NY LLC (“Columbia Care NY”). Columbia Care NY is licensed to cultivate, process and distribute medical cannabis. Columbia Care NY operates four (4) dispensary locations in Riverhead, Rochester, Brooklyn and Manhattan as well as two (2) cultivation and processing facilities in Rochester and Riverhead. These 2 cultivation and manufacturing facilities are operated simultaneously on a temporary basis until Columbia Care NY completes its relocation to Riverhead in 2022. In March 2017, Columbia Care NY received a Class 1 Schedule I Controlled Substance Bulk Manufacturing license from the New York Department of Health and Bureau of Narcotics Enforcement. In April 2019, the Company received Hemp Cultivator and Hemp Processor licenses and entered into a Research Partner Agreement with the State of New York to engage in CBD research in connection with industrial hemp products. In May 2019, Columbia Care NY received its Class 10 Exporter license from the Department of Health. The Company acquired a cultivation site in Riverhead, New York in April 2021 and received approval from the New York State Office of Cannabis Management to commence cultivation and processing operations in September 2021. The first harvest was completed in December 2021.

Maryland

Columbia Care entered the Maryland market in 2015 and operates in this market through its 96%-owned subsidiary Columbia Care MD LLC (“Columbia Care MD”). In December 2016, Columbia Care MD was selected for pre- approval to pursue a medical cannabis dispensary license from the Maryland Department of Health and Mental Hygiene. Columbia Care MD received its final medical cannabis license in September 2019. In June 2021 the Company acquired Green Leaf Medical. In Maryland, Green Leaf Medical holds one cultivation license, one (1) processing license, two (2) dispensary licenses (one under a management agreement) with a third dispensary license in pre-approval stages.

2016

Delaware

Columbia Care entered the Delaware market in 2016 and operates in this market through a management services arrangement with Columbia Care Delaware LLC (“Columbia Care Delaware”). Columbia Care formed its 91%- owned subsidiary, Columbia Care DE Management LLC to provide management services to Columbia Care Delaware. Columbia Care Delaware operates one (1) Medical Marijuana Compassion Center in Milford where it cultivates and manufactures medical cannabis and three (3) medical marijuana dispensaries in Smyrna, Wilmington and Rehoboth Beach. The two (2) facilities in Milford and Smyrna became fully licensed and operational in 2018, while the dispensaries in Wilmington and Rehoboth Beach became fully licensed and operational in 2019.

Puerto Rico

Columbia Care entered the Puerto Rico market in 2016. It operated in this market through its 49%-owned subsidiary Columbia Care Puerto Rico LLC (“Columbia Care Puerto Rico”). The Company suspended operations in Puerto Rico, in May 2020 due to significant headwinds resulting from a challenging regulatory environment and unforeseen events outside of the Company’s control, including the COVID-19 pandemic.

Pennsylvania

Columbia Care entered the Pennsylvania market in 2016 and operates through its wholly-owned subsidiary Columbia Care Pennsylvania LLC (“Columbia Care Pennsylvania”). Columbia Care Pennsylvania is currently licensed by the Pennsylvania Department of Health to operate its three (3) medical marijuana dispensaries in Allentown, Scranton and Wilkes-Barre. In June 2021 the Company acquired Green Leaf Medical. In Pennsylvania, Green Leaf Medical holds one (1) grower/processor license.

2017

Ohio

Columbia Care entered the Ohio market in 2017. It operates in this market through its wholly-owned subsidiary, Columbia Care OH LLC (“Columbia Care OH”), a licensed cultivator of medical cannabis, and Corsa Verde, LLC (“Corsa Verde”), a licensed processor. In July 2021 the Company acquired Cannascend Alternative, LLC and Cannascend Alternative Logan, LLC (together “Cannascend”), which operates four Ohio dispensaries. Columbia Care also acquired Green Leaf Medical. In Ohio, Green Leaf Medical holds one dispensary license.

2018

Florida

Columbia Care entered the Florida market in 2018 and operates in that market through its wholly-owned subsidiary Columbia Care Florida LLC (“Columbia Care Florida”), which holds a license to cultivate, manufacture and distribute medical cannabis.

Columbia Care Florida currently operates a Good Manufacturing Practice (“GMP”) certified cultivation and manufacturing facility in Arcadia and has a second 40,000 square foot cultivation and manufacturing facility in Lakeland. In July 2019, Columbia Care Florida opened dispensaries in Gainesville, Sarasota, Jacksonville and Cape Coral. In November 2019, Columbia Care Florida opened its Orlando dispensary. In January 2020, Columbia Care Florida opened dispensaries in Melbourne and St. Augustine. In February 2020, Columbia Care Florida opened dispensaries in Bradenton, Bonita Springs, and Stuart. In September and October 2020, Columbia Care Florida opened dispensaries in Brandon, Miami, Longwood, and Delray Beach. In January 2021, Columbia Care Florida received a license to cultivate hemp from the Department of Agriculture and Consumer Services. In March 2021 Columbia Care Florida obtained an approval to operate an additional cultivation facility in Alachua. The Alachua property is a 36 acre parcel that includes a 44,800 square foot cultivation facility. The Company anticipates completing its first harvest at the Alachua facility in the second quarter of 2021.

Virginia

Columbia Care entered the Virginia market in 2018 and operates through its 96%-owned subsidiary Columbia Care Eastern Virginia LLC (“Columbia Care Eastern Virginia”). In December 2018, Columbia Care Eastern Virginia entered into a long-term lease agreement for one (1) facility in Portsmouth from which it operates its cultivation, manufacturing, home delivery and dispensary operations. The Portsmouth cultivation facility began operating in August of 2020, and the Portsmouth dispensary began operations in December 2020. In 2021, the Portsmouth facility began producing oil and flower to dispense to registered patients. In June 2021 the Company acquired Green Leaf Medical. In Virginia, Green Leaf Medical holds one license, under which it operates one (1) cultivation and manufacturing facility in Richmond and two (2) dispensaries in Richmond and Glen Allen, with the ability to operate a total of six (6) dispensaries. In January 2022, Columbia Care opened its second Virginia dispensary in Virginia Beach as a Cannabist location. Columbia Care is also licensed to operate up to six (6) dispensaries in the state. In total, there are eight additional dispensaries in development between Green Leaf Medical and Columbia Care.

New Jersey

Columbia Care entered the New Jersey market in 2018 and operates through its 93%-owned subsidiary, Columbia Care New Jersey LLC (“Columbia Care New Jersey”). Columbia Care New Jersey received initial approval to cultivate, manufacture, and dispense medical cannabis products to qualified patients in December 2018. Columbia Care New Jersey received its cultivation and manufacturing Operational Permit in February 2020, at which time it opened its cultivation facility in Vineland. In June 2020, Columbia Care New Jersey opened one (1) dispensary in Vineland. In August 2021, Columbia Care opened its second New Jersey dispensary, in Deptford as a Cannabist location. Columbia Care anticipates opening a third dispensary location in Mays Landing in 2022. Columbia Care New Jersey received approval to commence manufacturing operations in February 2022. Columbia Care also anticipates opening a second cultivation and manufacturing facility in Vineland in the second quarter of 2022 to add additional capacity to support the state’s upcoming adult-use consumer demands.

European Union

Following review and approval process, Columbia Care received initial authorization to operate in Malta in November 2018. Columbia Care is exploring opportunities in Malta as well as other markets in the United Kingdom and European Union.

2020

Missouri

Columbia Care entered the Missouri market in 2020 and currently intends to operate through a management services arrangement with Columbia Care MO LLC (“Columbia Care MO”) in 2021. Columbia Care MO is

licensed to operate a medical marijuana dispensary and a medical marijuana manufacturing facility. Columbia Care has agreed to provide management services to both the medical marijuana dispensary and the medical marijuana manufacturing facility of Columbia Care MO for a fee.

Utah

Columbia Care entered the Utah market in 2020 and operates through its wholly-owned subsidiaries, CCUT Pharmacy LLC (“CCUT”) and Columbia Care UT LLC (“Columbia Care UT”). CCUT operates a dispensary in Springville, which opened in the second quarter of 2021. Columbia Care UT has secured a manufacturing and processing facility in Centerville. In 2020, CCUT also received an industrial hemp license from the Department of Agriculture and Food.

West Virginia

Columbia Care Hemp West Virginia LLC was awarded a Research and Marketing Cultivation of Industrial Hemp from the State of West Virginia in 2020. This allows Columbia Care to cultivate industrial hemp in the State of West Virginia as well as to perform research.

In 2020, Columbia Care WV LLC (“Columbia Care WV”), a wholly-owned subsidiary of Columbia Care, was awarded a medical cannabis grower license and medical cannabis processor license in West Virginia. Columbia Care WV operates a co-located cultivation and processing facility in Falling Waters. Columbia Care WV received final approval for cultivation operations in July 2021 and received final approval for processing operations in November 2021. In January 2021, Columbia Care WV was awarded 5 dispensary permits in Williamstown, Fayetteville, Morgantown, Beckley and St. Albans. Columbia Care WV’s second Cannabist dispensary located in Beckley received operational approval on February 7, 2022 and will open in February 2022.

Colorado

In September 2020, Columbia Care acquired The Green Solution (“TGS”), one of the largest vertically integrated cannabis operators in Colorado, through a transaction initially valued at approximately $140 million, excluding certain performance-based milestone payments.

Founded in 2010, TGS currently operates twenty-three dispensaries, one manufacturing facility and four cultivation locations. In Denver, TGS operates a manufacturing facility, three cultivation facilities and three dispensaries. TGS operates two dispensaries and one cultivation facility (consisting of five cultivation licenses) in Trinidad. TGS operates five dispensaries in Aurora, two dispensaries in Sheridan and dispensaries in Adams County, Aspen, Black Hawk, Edgewater, Fort Collins, Glendale, Glenwood Springs, Longmont, Northglenn, Silver Plume, and Pueblo. In November 2021, Columbia Care acquired Futurevision 2020, LLC and Futurevision Holdings, Inc. d/b/a Medicine Man (“Medicine Man”). Medicine Man operates one dispensary and cultivation in Denver, one dispensary in Aurora, and one dispensary in Thornton. Columbia Care also exercised its option to acquire Medicine Man Longmont, LLC and its one dispensary in Longmont.

Development of Columbia Care’s Other Business Elements

2018

Columbia National Credit (CNC)

Columbia Care launched the Columbia National Credit card (“CNC”) as a pilot program in the second half of 2018 in its New York locations. Columbia Care formally announced the CNC in 2019, expanding the program to several other markets. The CNC is the first-ever credit card for cannabis purchases, operating similarly to most other retailer credit cards. The CNC is available as a payment solution in select markets for in-store, home delivery, and e-commerce purchases. Columbia Care strives to offer the CNC in as many markets as possible, subject to regulatory restrictions.

During the years ended December 31, 2021, 2020 and 2019, Columbia Care earned retail revenues of approximately $4.5 million, $3.5 million and $2.1 million, respectively, from the CNC program. Columbia Care does not consider the CNC program to be a material revenue stream.

2019

Sale-Leaseback Transaction with NewLake Capital

In December 2019, Columbia Care announced that it had entered into a definitive agreement in connection with a sale-leaseback transaction (the “NewLake Sale-Leaseback”) with NewLake Capital valued at $35 million. The NewLake Sale-Leaseback involved five properties totaling 127,000 square feet in California, Illinois and Massachusetts and closed December 23, 2019.

Launch of E-Commerce Platform

In December 2019, Columbia Care launched its e-commerce platform through its wholly-owned subsidiary Columbia Care Industrial Hemp LLC. The initial launch included a sampling of Columbia Care’s Platinum CBD non-THC products, which offered the products to customers in states across the nation, subject to regulatory restrictions.

2020

March 2020 Private Placement of Units

In March 2020, the Company completed the first tranche of a non-brokered private placement (the “March 2020 Private Placement”) of units (the “March 2020 Private Placement Units”) for gross proceeds of US$14,250,000. Each March 2020 Private Placement Unit was comprised of: (i) US$1,000 principal amount of 9.875% senior secured first-lien notes (the “March 2020 Private Placement Notes”); and (ii) 113 common share purchase warrants (the “March 2020 Private Placement Warrants”) of the Company. On April 23, 2020, the Company completed the second and final tranche of the March 2020 Private Placement for additional gross proceeds of US$1,000,000. In total, the gross proceeds under the March 2020 Private Placement totaled US$15,250,000.

The March 2020 Private Placement Notes were governed by the terms of a trust indenture dated March 31, 2020 between the Company and Odyssey Trust Company, as trustee. The March 2020 Private Placement Warrants are governed by the terms of a warrant indenture (the “March 2020 Warrant Indenture”) dated March 31, 2020 between the Company and Odyssey Trust Company, as warrant agent.

Launch of Virtual.Care Platform

In April 2020, the Company announced the launch of Virtual.Care (the “Platform”), an online educational and informational tool for patients, designated caregivers, and adult use purchasers, in those states where adult use cannabis is legalized. The Platform is accessed via the Company’s age-gated website and was initially launched in three states: California, Illinois and Massachusetts and has now expanded to five additional jurisdictions: Arizona, Maryland, New Jersey, New York, and Washington, D.C.

Prior to launching the Platform, the Company’s compliance team and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Platform in a manner to ensure compliance with those laws. The Company’s Platform is not intended to be used in advertising activities but is intended to be used solely as a virtual educational tool, allowing users to understand the products that the Company offers. There are no sales of products completed over the Platform.

A user may pre-order products but to complete an order, the user must physically visit the applicable Columbia Care dispensary. This requirement ensures compliance since no orders will be completed for residents of jurisdictions where medical and/or recreational cannabis is illegal, as applicable.

In jurisdictions where medical cannabis is legal, upon arrival of the user, the dispensary staff person will verify the user’s medical marijuana card, government-issued identification and confirm the user’s allotment to ensure the user is not exceeding the state’s allotment limits. Once all of the foregoing is verified, the user will pay for the product to complete the purchase. The Platform does not allow medical users to obtain online certifications and any such certifications must be obtained through the normal channels.

In jurisdictions where recreational use is legal, upon arrival at the Columbia Care dispensary, the dispensary staff will verify that the user is at least 21 years of age by verifying the user’s government-issued identification. Once the identification is verified, the user will pay for the product to complete the transaction. If the user does not have valid identification, the user will not be able to purchase cannabis at the Company’s dispensaries. This process also allows monitoring of sales to non-residents and only allow sales where the state regulatory schemes allow an out-of-state resident to purchase product if he or she is present in the legal jurisdiction.

May 2020 Private Placement

In May 2020, the Company completed a concurrent brokered and non-brokered private placement (the “May 2020 Private Placement”) of units (the “May 2020 Private Placement Units”) for gross proceeds of US$19,115,000. Each May 2020 Private Placement Unit was comprised of: (i) US$1,000 principal amount of 13.00% senior secured first-lien notes (the “May 2020 Private Placement Notes”); and (ii) 120 common share purchase warrants (the “May 2020 Private Placement Warrants”) of the Company.

The May 2020 Private Placement Notes are governed by the terms of a trust indenture (the “May 2020 Trust Indenture”) dated May 14, 2020 between the Company and Odyssey Trust Company, as trustee. The May 2020 Private Placement Warrants are governed by the terms of a warrant indenture (the “May 2020 Warrant Indenture”) dated May 14, 2020, between the Company and Odyssey Trust Company, as warrant agent.

The May 2020 Private Placement Units were issued pursuant to the terms of certain subscription agreements (the “May 2020 Private Placement Subscription Agreements”) entered into between the Company and the subscribers of the May 2020 Private Placement Units and pursuant to an agency agreement dated as of May 11, 2020, between the Company and Canaccord Genuity Corp., as agent for the May 2020 Private Placement.

As part of the May 2020 Private Placement, the March 2020 Private Placement Notes were cancelled and exchanged for an equivalent number of May 2020 Private Placement Notes. Subscribers of March 2020 Private Placement Units were issued an additional 8.55 May 2020 Private Placement Warrants for each March 2020 Private Placement Unit held by such subscribers.

Roll-Up of Better-Gro

In June 2020, the Company acquired (the “Better-Gro Acquisition”) the remaining 30% of the issued and outstanding equity interests of Better-Gro not already owned by the Company for aggregate consideration of US$15,500,000, of which US$14,500,000 was satisfied through the issuance by the Company of Common Shares.

Following closing of the Better-Gro Acquisition, the Company now indirectly owns 100% of the equity Interests of Better-Gro.

June 2020 Private Placement of Convertible Notes

In June 2020, the Company completed the first tranche of a non-brokered private placement (the “June 2020 Convertible Note Private Placement”) of 5.00% senior secured convertible notes (the “June 2020 Convertible Notes”) for gross proceeds of US$12,800,000. In July 2020, the Company completed the second tranche of the June 2020 Convertible Note Private Placement for additional gross proceeds of US$3,960,000. Later in July

2020, the Company completed the third and final tranche of the June 2020 Convertible Note Private Placement for additional gross proceeds of US2,000,000. In total, the gross proceeds under the June 2020 Convertible Note Private Placement amounted to US$18,760,000. The June 2020 Convertible Notes are governed by the terms of the May 2020 Trust Indenture, as supplemented by a first supplemental indenture (the “June Supplemental Indenture”) dated as of June 19, 2020, between the Company and Odyssey Trust Company, as trustee.

July 2020 Private Placement of Units

In July 2020, the Company completed a brokered private placement (the “July 2020 Unit Private Placement”) of units (the “July 2020 Private Placement Units”) for gross proceeds of US$4,000,000. Each July 2020 Private Placement Unit was comprised of: (i) US$1,000 principal amount of May 2020 Private Placement Notes; and (ii) 75 common share purchase warrants (the “July 2020 Private Placement Warrants”) of the Company.

The July 2020 Private Placement Warrants are governed by the terms of a warrant indenture (the “July 2020 Warrant Indenture”) dated July 2, 2020, between the Company and Odyssey Trust Company, as warrant agent.

Sale-Leaseback Transaction with Innovative Industrial Properties

In July 2020, Columbia Care announced that it had closed a sale-leaseback with Innovative Industrial Properties (the “IIP Sale-Leaseback”) valued at approximately $14 million. The IIP Sale-Leaseback involved two properties totaling 54,000 square feet in Vineland, New Jersey.

October 2020 Private Placement of Units

In October 2020, Columbia Care completed a brokered private placement of units (the “October 2020 Private Placement Units”) for gross proceeds of approximately US$20.4 million. Each October 2020 Private Placement Unit was comprised of: (i) US$1,000 principal amount of 13.00% senior secured first-lien notes (the “October 2020 Private Placement Notes”); and (ii) 60 common share purchase warrants of the Company (the “October 2020 Private Placement Warrants”).

The October 2020 Private Placement Notes are governed by the terms of the May 2020 Trust Indenture, as supplemented, between the Company and Odyssey Trust Company, as trustee. The October 2020 Private Placement Warrants are governed by the terms of a warrant indenture (the “October 2020 Warrant Indenture”) dated October 29, 2020, between the company and Odyssey Trust Company, as warrant agent.

November 2020 Private Placement of Units

In November 2020, Columbia Care completed a non-brokered private placement of October 2020 Private Placement Units for gross proceeds of approximately US$8.4 million. Also in November 2020, Columbia Care completed a non-brokered private placement of October 2020 Private Placement Units for gross proceeds of approximately US$3.3 million.

Later in November 2020, Columbia Care completed a non-brokered private placement of units (the “November 2020 Private Placement Units”) for gross proceeds of approximately US$200,000. Each November 2020 Private Placement Unit was comprised of: (i) US$1,000 principal amount of October 2020 Private Placement Notes; and (ii) 125 October 2020 Private Placement Warrants.

The Green Leaf Transaction

In December 2020, Columbia Care announced that it had entered into a definitive agreement (the “Green Leaf Medical Agreement”) to acquire Green Leaf Medical (the “Green Leaf Transaction”), a privately held, multi-state operator. The Green Leaf Medical Agreement contemplates upfront consideration of approximately US$240,000,000, comprised of US$45,000,000 in cash and US$195,000,000 payable in Common Shares, in addition to potential performance-based milestone payments in 2022 and 2023.

Prior to entering into the Green Leaf Medical Agreement, Columbia Care’s management conducted extensive analysis of the business being acquired. Among other things, the Company’s analysis included consideration of Green Leaf Medical’s historical financial performance, its competitive strength, expectations for changes to the regulatory environment in which it operates, and the expertise of its management and employees.

Furthermore, Columbia Care’s Board retained independent experts to provide advice and assistance, including the preparation and delivery to the Board, an opinion as to the fairness of the Green Leaf Medical Agreement, from a financial point of view, to the Company.

In Maryland, Green Leaf Medical holds one cultivation license, one processing license, two dispensary licenses (one under a management agreement) with a third dispensary license in pre-approval stages. Green Leaf Medical also holds one dispensary license in Ohio, one grower/processor license in Pennsylvania, and one license in Virginia, which permits Green Leaf Medical to operate one co-located cultivation/dispensary facility and five stand-alone dispensaries in their authorized region.

The Green Leaf Transaction closed on June 11, 2021, following receipt of all required regulatory approvals, including, but not limited to the Hart-Scott-Rodino Antitrust Improvements Act, as well as state level approvals.

2021

January 2021 Offering of Common Shares

In January 2021, Columbia Care completed a bought deal public offering of Common Shares (the “January 2021 Offering”) for gross proceeds of C$149,508,625, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The January 2021 Offering was conducted in each of the provinces of Canada, other than Québec, pursuant to a prospectus supplement to the Company’s base shelf prospectus dated September 2, 2020, and elsewhere outside of Canada on a private placement basis.

February 2021 Private Placement of Common Shares

In February 2021, Columbia Care completed a bought deal private placement of Common Shares (the “February 2021 Offering”) for gross proceeds of C$28,980,000, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The February 2021 Offering was conducted in certain provinces of Canada pursuant to applicable exemptions from the prospectus requirements of Canadian securities laws. The Common Shares were also sold in the United States and in certain jurisdictions outside of Canada and the United States, in each case in accordance with applicable laws.

April 2021 Conversion of June 2020 Convertible Notes

In April 2021, Columbia Care offered an incentive program to the holders of its June 2020 Convertible Notes, pursuant to which, the Company issued to each holder of the June 2020 Convertible Notes that surrendered such June 2020 Convertible Notes for conversion on or before May 28, 2021, 20 Common Shares for each $1,000 aggregate principal amount of June 2020 Convertible Notes surrendered for conversion. The Company issued 4,550,139 Common Shares in connection with the conversion of the June 2020 Convertible Notes.

July 2021 Private Placement

In July 2021, Columbia Care completed a private placement (the “July 2021 Convertible Note Private Placement”) of 6.00% secured convertible notes for gross proceeds of US$74,500,000.

2022

February 2022 Private Placement

On February 3, 2022, Columbia Care closed a private placement of $185,000,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”). The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes.

Description of the Business

Overview of the Company

Columbia Care is a U.S.-based, vertically-integrated consumer product, health and wellness cannabis company with cultivation, product development, production, home delivery and dispensary operations. The Company has built one of the broadest and longest operational records of any licensee in publicly administered medicinal and adult-use cannabis programs in the United States. It has developed proprietary branded products with intellectual property comprised of a variety of medical and adult-use form factors, including but not limited to proprietary formulations, precision manufactured dosing and cannabis flower and flower-derived products. The Company’s mission is to improve lives through product innovation, research and development and outstanding patient and consumer experience. Columbia Care’s vision is to address the world’s health and wellness needs through plant-based medicine.

Columbia Care is one of the largest and most experienced cultivators, manufacturers and providers of medical cannabis products and services in the United States.

In addition to its U.S. operations, Columbia Care has operations in the United Kingdom (UK) and the European Union (EU). In December 2021, Columbia Care launched a range of vaporizer pen products to supplement its proprietary solid-fill cannabis powder capsule (available since April 2021) and medical cannabis tinctures (available in the region since April 2020). For medical cannabis products in the UK, Columbia Care partners with IPS Pharma, a leading pharmaceutical manufacturer licensed by the UK’s Medicines and Healthcare products Regulatory Agency (MHRA), who manufactures Columbia Care’s proprietary product formulations for the UK market. Columbia Care’s proprietary medical cannabis tincture formulations have received certain approvals from the German regulator, BfArM, and were first made available in Germany in 2021.

Since 2019, Columbia Care’s flagship wellness brand, Columbia Care Platinum, has been available in the United Kingdom. Columbia Care submitted its Novel Foods dossier for these products in 2020 in accordance with the United Kingdom’s Food Standards Agency’s timeline to validate the dossier to meet the regulatory requirements of the region. Columbia Care launched its eCommerce channel for the United Kingdom in July 2021.

Columbia Care is exploring further opportunities in the UK and the European Union to leverage the supply chain established within the region and to respond to the growing demand in Europe for medical cannabis products. The regulatory environment will enable Columbia Care to supply other regions from the supply it has established for the UK and Germany.

Through its contractual arrangements, Columbia Care seeks to ensure that its partners have obtained the required licenses for their respective activities (including cultivation, manufacture, and distribution of medical cannabis) and comply with all applicable laws and regulations. See “European Union Regulatory Environment”.

Figure 1: Columbia Care Footprint

Columbia Care actively operates or has under development, cultivation and/or production assets in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C., and West Virginia. Columbia Care’s existing U.S. license portfolio allows for (i) an aggregate of approximately 2,278,710 square feet of indoor cultivation and production footprint (including operational, in development and optioned space) within its currently leased or owned facilities (including options to expand within such facilities), with the potential to produce more than 150,000 kg of dry flower on an annual basis and (ii) an aggregate of approximately 143.8 acres of outdoor cultivation and production footprint (including operational and optioned space). This capacity does not include the potential yield from Columbia Care’s outdoor marijuana and industrial hemp acreage, which will vary seasonally. Since Columbia Care currently has operating facilities and projects under development across multiple jurisdictions in the United States, Columbia Care is not substantially dependent on any individual cultivation facility or dispensary. This data does not include any announced acquisitions subject to definitive agreements that have not yet closed.

The table below describes each jurisdiction’s indoor and greenhouse cultivation and/or production operations:

Jurisdiction	Approximate / Current Facility Size (sq. ft.)	Status	Approximate Expansion Capacity (sq. ft.)
Arizona	28,000 6,800	Operational Operational	—
California	45,572 36,028	Operational Operational	—
Colorado(1)	20,295 29,699 58,488 12,327 29,444 35,000	Operational Operational Operational Operational Operational Operational	—

Jurisdiction	Approximate / Current Facility Size (sq. ft.)		Status	Approximate Expansion Capacity (sq. ft.)
Delaware	20,000		Operational	—
Florida	13,845 40,000 13,248 38,280		Operational Operational Operational Operational	168,000
Illinois	32,802		Operational	—
Maryland	42,000		Operational
Massachusetts	38,890		Operational	—
Missouri(2)	12,630		Under development	—
New Jersey	50,274 270,000		Operational Under development
New York	58,346 740,000	(3)	Operational Under development	149,997 200,000
Ohio	110,521 7,201		Operational Operational	—
Pennsylvania	100,000 174,000		Operational Under development
Puerto Rico(4)	25,486		Operations awaiting sale	—
Utah	11,371		Under Development	—
Virginia	65,765 82,000		Operational Operational	—
Washington, D.C.	7,100 9,491	(5)	Operational Operational	—
West Virginia	39,293		Operational	—

Total	2,304,196			517,997

Notes:

(1)	Acquired in connection with the TGS and Medicine Man acquisitions.
(2)	Subject to a management services agreement through which the Company will provide consultative services.
(3)	Includes 30,000 sq. ft. of operational greenhouse canopy at Riverhead, Long Island facility.
(4)	Operations suspended indefinitely as of May 7, 2020.
(5)	Leased by VentureForth LLC.

The table below describes each jurisdiction’s outdoor cultivation and/or production operations:

Jurisdiction	Approximate Size (acres)		Status	Approximate Expansion Capacity
Colorado	11.5 50	(1) (2)	Operational Operational	32.3 74.9	(3)

Total	61.5			107.2

Notes:

(1)	Includes 13,604 sq. ft. indoor processing facility located on the premises.
(2)	Includes four separate 3,960 sq. ft. greenhouse cultivation facilities located on the premises.
(3)	Columbia Care has the potential to expand outdoor cultivation activities up to 107.2 acres under current lease terms subject to state and local regulatory approval.

Columbia Care’s refined cultivation practices have experienced several iterations since its inception. Its cultivation expertise reflects years of operating experience and specialized input from agricultural, manufacturing, scientific and security experts. The Company has implemented the best practices employed at its nationwide locations in each new facility that it develops and expects to continue to improve and optimize its methods and infrastructure to ensure competitiveness and excellence.

Columbia Care’s production platform is designed to cultivate and manufacture cannabinoid-based products that are used specifically for medical use or consumer wellness, and health products produced to assure consistency and quality. Columbia Care engages national engineering consultants to design bespoke systems that follow industry best practices in order to produce its products. Columbia Care does all of this to optimize product quality, minimize the risk of exposing patients and consumers to potentially harmful contaminants while maximizing the effectiveness and consistency of the approved products delivered.

Columbia Care believes that a clean and sanitized growing and processing environment is key to ensuring the integrity of products. These self-imposed disciplines are more resource intensive than the industry standard, but are designed to yield a safe, consistent, contaminant-free product that will lead the market in quality, safety and efficacy.

Columbia Care’s growing process is designed to maximize quality, consistency and yield, while limiting contamination by fungal and bacterial diseases, insect and vertebrate pests, non-organic pesticides and other harmful contaminants. Each step in Columbia Care’s cultivation process, including (i) germination/propagation; (ii) vegetation; (iii) bloom; and (iv) harvest is carefully executed using refined standard operating procedures and training protocols. Columbia Care has standardized nutrient protocols, growing environments, water and irrigation strategies, growing mediums, climate controls, plant tracking, and staffing programs among other components of its cultivation and manufacturing operations. Its ultimate goal is to maximize the biomass output (grams per square foot) across all Columbia Care-operated facilities at the lowest cost possible without sacrificing product quality.

Extraction

Columbia Care utilizes a number of well-established, regulatory-approved methods for cannabinoid extraction and performs extraction of the leaves, trimmings and flowers of female cannabis plants to produce an approved cannabinoid product form. Once extracted, Columbia Care’s expert formulation staff formulates proprietary extracts into easily administered consumer products and medications for patient and consumer delivery by following protocol and state regulations.

Dispensaries

Columbia Care has, manages or is developing dispensaries in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C. and West Virginia. All of Columbia Care’s dispensaries have either licensed pharmacists or trained personnel on staff to ensure that customers and patients have access to knowledgeable personnel that can advise on the responsible use of cannabis including delivery formats and dosing schedules. The table below describes each jurisdiction’s dispensary operations. This data does not include any announced acquisitions subject to definitive agreements that have not yet closed.

Jurisdiction	City	Status
Arizona	Prescott Tempe	Operational Operational

California	Los Angeles North Hollywood San Diego (2 locations) San Francisco Studio City	Operational Operational Operational Operational Operational

Colorado

Adams County

Aspen(1)

Aurora (6 locations)

Black Hawk

Denver (4 locations)

Edgewater

Fort Collins

Glendale

Glenwood Springs

Longmont

Northglenn

Sheridan (2 locations)

Silver Plume

Pueblo

Trinidad (2 locations)

Thornton

Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational

Delaware	Rehoboth Beach Smyrna Wilmington	Operational Operational Operational

Florida	Bonita Springs Bradenton Brandon Cape Coral Delray Beach Gainesville Jacksonville Longwood Melbourne Miami Orlando Sarasota St. Augustine Stuart	Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational

Illinois	Chicago Villa Park	Operational Operational

Maryland	Chevy Chase Frederick Rockville(2) Prince George’s County	Operational Operational Operational Under Development

Jurisdiction	City	Status
Massachusetts	Boston Greenfield Lowell	Operational Operational Operational

Missouri(3)	Hermann	Operational

New Jersey	Vineland Deptford May’s Landing	Operational Operational Under development

New York	Brooklyn Manhattan Riverhead Rochester	Operational Operational Operational Operational

Ohio	Dayton Logan Marietta Monroe Warren	Operational Operational Operational Operational Operational

Pennsylvania	Allentown Scranton Wilkes-Barre	Operational Operational Operational

Puerto Rico(4)	Ponce San Juan	Non-Operational Non-Operational

Utah	Springville	Operational

Virginia	Portsmouth (co-located with cultivation and manufacturing operations) Richmond (co-located with cultivation and manufacturing operations) Short Pump Virginia Beach Careytown 7 Additional Locations	Operational Operational Operational Operational Under development Under development

Washington, D.C.	Washington, D.C.(5)	Operational

West Virginia(6)	Beckley Fayetteville Morgantown St. Albans Williamstown	Operational Under development Under development Operational Operational

Notes:

(1)	Temporarily closed.
(2)	Currently subject to a management services agreement until final regulatory approval is granted for the acquisition
(3)	Subject to an option agreement
(4)	Operations suspended indefinitely as of May 7, 2020
(5)	Leased by VentureForth LLC
(6)	Locations are subject to change

Performance Indicators

As Columbia Care seeks to manage its development, management currently uses key performance indicators (“KPIs”) to assess its rate of growth and performance. These KPIs include top-line revenue, growth in gross margin and Adjusted EBITDA margin (non-GAAP measure). These KPIs are further discussed in under “Non-GAAP Measures” in Item 2.

Branding and Marketing

Columbia Care employs a diverse and knowledgeable staff of pharmacists and trained personnel for its dispensaries that reflect and embody its brand. Columbia Care has built its reputation on providing trusted, high-quality medical cannabis products to improve patients’ wellness journeys, which are also now available for adult-use consumption. The Company believes that Columbia Care has become known in the jurisdictions in which it operates as a trusted mark for health and wellness cannabis by constantly innovating to provide the best solutions for its patients and customers. As Columbia Care expands into new markets, it aims to be a leader in developing a national health and wellness cannabis brand, which in turn is expected to support its expansion into international jurisdictions. Revenues and expenses related to our international expansion have not been significant.

In May 2021, Columbia Care launched its Cannabist retail ecosystem. The Cannabist retail experience is centered on making shopping for cannabis as simple and approachable as possible, accommodating the vast range of experience levels among patients and customers. Merchandising set-ups and store layouts are organized to help customers move through the space with intent and become more comfortable in the process. Additionally, retail spaces are designed to encourage employees and customers to engage in conversations that enhance the shopping experience, whether through product recommendations or general education. To fully realize this goal, Cannabist staff undergo extensive training. Beyond the in-store experience, technology serves as a bridge across the retail ecosystem that enables a seamless shopping experience. Cannabist locations will continue to leverage existing solutions, such as Virtual.Care, the personal shopping platform, and a proprietary web-based application called Forage to help customers on their product discovery journey. Several dispensary locations in Utah, Arizona, Illinois, California, Massachusetts and Florida were transformed into Cannabist locations during 2021 with other company locations going through a similar transformation over the next twenty-four months. Columbia Care transformed all 14 Florida locations on December 8, 2021, bringing the total to 22 Cannabist locations nationwide.

Cannabis-based Product Selection and Offerings

Columbia Care has continually been at the forefront of developing and introducing innovative and safe products to serve patients’ unique needs. Columbia Care offers a competitive product portfolio in the jurisdictions in which it operates. Depending on the jurisdiction, Columbia Care offers a variety of products, including, without limitation, flower, concentrates, edibles and/or accessories. As shown below, the product mix varies between jurisdictions. As such, Columbia Care benefits from its diverse and expanding product portfolio.

The Company’s products have similar characteristics due to the same raw material ingredient (cannabis), similar nature of cultivation process, the type or class of customer and the regulatory nature of our industry. Revenues from transactions with no single external customer exceed 10% of the consolidated revenues. Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2021, 2020 and 2019. Long-lived assets located outside of the United States of America are immaterial as at December 31, 2021, 2020 and 2019.

Columbia Care has begun to bring its family of branded products to all jurisdictions where it has manufacturing operations. Columbia Care’s focus is to develop proprietary formulations and delivery technologies that provide patients and adult-use customers with high quality and differentiated products.

In 2016, Columbia Care announced the launch of its line of controlled-dose, solid-fill medicinal cannabinoid capsules. Formulated using the full range of active cannabinoid ingredients from plants grown in its cultivation facilities, these proprietary capsules offer a variety of concentrations in a more accessible and convenient delivery form to patients and customers.

Columbia Care introduced proprietary, controlled-dose, hard-pressed tablets in New York State. The tablets are manufactured by segregating and formulating precise combinations of active compounds derived from targeted strains of cannabis plants. From the formulation of these tablets, Columbia Care introduced additional products to provide a spectrum of cannabinoid profiles to address the continuum of patient and consumer needs. This precisely engineered diversity of optimized cannabinoids includes the Company’s patent pending Ceed line of medicinal cannabis products, including TheraCeed tablets, EleCeed sublingual tinctures and ClaraCeed vaporization oil.

In 2020, the Company launched Seed & Strain, its first lifestyle cannabis brand. Available in a number of markets, products include flower, pre-rolls and concentrates. Other product and branded categories include but are not limited to confections, chocolate, drink mixes, condiments, kief, shatter, and wax/crumble. Columbia Care launched Classix in five markets simultaneously in October 2021, and will bring the brand to additional markets. Triple Seven has also been expanded from California to other operational markets, which will continue beyond 2021.

Columbia Care intends to continue launching national brands across its medical and adult-use markets in order to maintain the consistency and quality of products that all patients and customers have come to expect from the Company.

None of Columbia Care’s products have been shown to effectively treat or cure any disease. None of Columbia Care’s products require approval by the FDA, and none of Columbia Care’s products have been approved, reviewed or cleared by the FDA for any purpose.

Product Pricing

Columbia Care’s prices vary based on market conditions and product pricing from non-cannabis suppliers. As a result of different tastes, preferences and customer demographics across its core markets, average dispensary sales differ significantly from state to state.

Caring for The Community We Serve

Having completed over 4 million sales transactions in multiple medicinal and adult-use cannabis markets since its inception, Columbia Care’s team has accumulated significant experience in the treatment of large consumer and specialized patient populations, addressing a wide range of unique combination of qualifying conditions, symptoms and risks. Columbia Care has dedicated funding for research collaborations and initiatives with leading academic medical centers across the country to enhance patient care, inform the policy debate and empower healthcare and wellness professionals with data on best practices and safe and efficacious cannabinoid use. Through its public policy efforts, Columbia Care is also at the forefront of ensuring that social equity is a large part of legalization efforts across the United States.

Columbia Care has launched extensive patient care initiatives including utilizing anonymized patient data to facilitate product optimization and innovation on behalf of patient needs. These initiatives allow Columbia Care to develop products with specific patient symptoms and optimal patient outcomes in mind. As Columbia Care scales this proprietary patient database, it is expected to become an increasingly important aspect of Columbia Care’s product development strategy as it invests in branded formulations and administration types that best respond to patient needs.

Columbia Care has distinguished itself by establishing research collaborations with renowned medical and research institutions globally. The collaborations are designed to improve product efficacy and assess the medical utility in its products while enhancing patient safety. Columbia Care has developed innovative and collaborative working relationships with a number of leading academic, patient advocacy, research and healthcare organizations as well as partnerships with private, academic, agricultural, policy, sustainability and economic programs at various institutions in the pursuit of expanding the body of scientific knowledge related to cannabis. This focus is one of the principal foundations of Columbia Care’s corporate culture and has materially contributed to Columbia Care’s current position as one of the most qualified and experienced operators in certain regulated markets in the U.S. Some of the collaboration partners include but are not limited to researchers affiliated with the following institutions: Mount Sinai Hospital, Columbia University, Arizona State University, Brandeis University, The Center for Discovery in New York, The Dana Farber Cancer Institute, New York University, Albert Einstein/Montefiore Medical Center, Stanford University and King’s College London.

Banking and Processing

Columbia Care deposits funds from its dispensary operations into bank accounts established with various banking partners. The Company ensures that the banks used are fully aware of the nature of the business and industry in which the Company operates. Columbia Care currently accepts cash, cashless ATMs, and in certain locations the CNC card. The CNC card is the first store credit card in the cannabis industry, providing Columbia Care customers an alternative payment method in participating markets, increasing access to the Company’s products. Payment methods currently vary by market.

During the years ended December 31, 2021 and 2020, Columbia Care earned retail revenues of approximately $4.5 million, $3.5 million and $2.1 million from the CNC program. Columbia Care does not consider the CNC program to be a material revenue stream.

Real Estate Strategy

In each market that Columbia Care enters, it spends a significant amount of time and resources selecting real estate in highly desirable locations with convenient access to healthcare communities and health and wellness providers and public transit, close proximity to major interstates and other traffic routes, ample parking, and the potential for significant foot traffic. Columbia Care targets retail spaces with a footprint of 2,500 to 7,500 square feet and cultivation/manufacturing facilities with a footprint of 20,000 to 65,000+ square feet, depending on the market and available real estate inventory. Columbia Care’s practice is to secure leases with a base term of five to ten years with extension options for renewal terms of five years.

In-Store Pickup and Delivery

Columbia Care is currently associated with certain third-party platforms that offer pre-ordering for in-store pickup, online payment processing and home delivery services, where allowed by law. In all instances, patients are offered educational material and/or consultations regarding route of administration and dosing format.

Inventory Management

In the jurisdictions where Columbia Care is operational, it has comprehensive inventory management practices that are compliant with applicable state laws and regulations. Such practices ensure control over Columbia Care’s cannabis and cannabis product inventory using seed to sale tracking software. See “Columbia Care Compliance Program – Inventory and Security Policies”. Columbia Care’s practices are designed to preclude contamination to ensure the safety and quality of the products dispensed.

Information Technology

Columbia Care strategically invests in information technology infrastructure. In fiscal year 2021, Columbia Care has initiated an effort to consolidate its operational systems, to provide national governance over business process and intelligence across merchandise planning, inventory management, production, costing, order management, accounting, reporting and analysis. These systems will provide the flexibility to support global and multi-channel expansion. Columbia Care has invested in information technology security platforms which are designed to protect patient and customer records and personal information in compliance with applicable laws and regulations.

Research and Development

Columbia Care has been tracking consented patient outcomes since 2013, and now has a research database of more than 23 million sales transactions across all sales locations. It is working with experts to analyze this anonymized data to devise new genetics and new products tailored to individual patient conditions and wellness states.

Columbia Care has operated a product development and process development center in its Rochester, New York cultivation and manufacturing location since 2014, and now also conducts these activities in San Diego, California and Denver, Colorado. At these facilities, unit-dose formulations of proprietary cannabinoid combinations are created, and methods of extraction and separation are scaled. Additional work to add automation to these efforts and commercial manufacturing is ongoing.

Employees

As of December 31, 2021, Columbia Care had 2,586 employees across its operating jurisdictions, up from 1,775 employees as of December 31, 2020 as a result of the Green Leaf Medical acquisition. As of March 23, 2022, Columbia Care had approximately 2,564 employees.

Columbia Care is committed to:

•

Hiring, training and retaining an efficient, hard-working and qualified labor force that reflects the racial, cultural and ethnic composition of the communities it serves, including people of color, veterans, older workers and persons with physical and/or cognitive disabilities.

•

Providing a work environment that is free of unlawful harassment, discrimination and retaliation: in furtherance of this commitment, Columbia Care strictly prohibits all forms of unlawful discrimination and harassment.

•

Complying with all laws protecting qualified individuals with disabilities, as well as employees’, independent contractors’, vendors’, unpaid interns’ and volunteers’ religious beliefs and observances.

Columbia Care is committed to all of the above without regard to race, ethnicity, religion, color, sex, gender, gender identity or expression, sexual orientation, national origin, ancestry, citizenship status, uniform service member and veteran status, marital status, pregnancy, age, protected medical condition, genetic information, disability, or any other protected status in accordance with all applicable federal, state, provincial and local laws.

Columbia Care employees are highly talented individuals who have educational achievements ranging from doctorates to masters to undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by Columbia Care. It is currently a requirement that all of Columbia Care’s employees pass background checks.

In addition, the safety of Columbia Care’s employees is a priority and Columbia Care is committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. Columbia Care takes all reasonable steps to ensure staff are appropriately informed and trained to ensure the safety of themselves as well as others around them.

Columbia Care strives to provide an equal opportunity for all its employees to pursue career advancement and to consistently look within its organization for potential job candidates prior to posting employment offerings externally. Importantly, it does not embrace these policies solely out of altruism or an obligation under state requirements, but because it has learned from experience that the organization thrives and becomes more productive by maintaining a culture of inclusion where everyone feels valued and their individual contributions are appreciated and rewarded.

Competition

Columbia Care competes with other retail, manufacturing and cultivation license holders across the states in which it operates, as well as additional states, assuming and upon completion of pending acquisitions and receipt of licenses applied for or contemplated to be applied for in such additional states. Many of Columbia Care’s competitors are smaller, local operators, as well as an increasing number of operators with a significant presence in multiple states that compete directly with Columbia Care for regional market share. In certain markets, a number of dispensaries and cultivators operate illegally and compete directly with Columbia Care. However, Columbia Care expects that law enforcement will increasingly respond to illicit market operators. In addition to physical dispensaries, Columbia Care also competes with third-party delivery services, which provide direct-to-consumer delivery services.

Further, as more U.S. jurisdictions pass legislation allowing adult-use of cannabis, Columbia Care expects an increased level of competition in the U.S. market. A number of publicly-traded companies are expanding operations to states that have decriminalized cannabis consumption. The increasingly competitive U.S. state markets may adversely affect the financial condition and operations of Columbia Care.

See “United States Regulatory Environment” for additional details as to the regulatory environment in which Columbia Care operates. See Item 1A—“Risk Factors” with respect to competition.

Intellectual Property

Columbia Care pursues patent and trademark protection around the world directed to its product and product candidates in an effort to establish intellectual property positions regarding cannabinoid products and devices. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination to the U.S. Patent and Trademark Office or foreign equivalents is often significantly narrowed by the time they are issued, if issued at all. Columbia Care expects this may be the case with respect to its pending patent applications referenced below.

Columbia Care’s intellectual property strategy seeks to provide protection for its product and product candidates, through the prosecution of different types of patent and trademark applications in the U.S. and worldwide.

Columbia Care’s patent portfolio covers a number of its products and product candidates. As of March 23, 2022, this portfolio included 1 issued U.S. patent and at least 22 pending patent applications owned by Columbia Care, filed in one or more of three jurisdictions, including Canada, Europe and the U.S., which have strong patent systems. The issued U.S. patent is projected to expire in 2037. The patent applications, if granted, are projected to expire between 2037 and 2041, excluding any extension of patent term that may be available in a particular country.

Our patent portfolio includes:

•

11 pending patent applications, filed in the US, Canada, and Europe, that protect our EleCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, and devices comprising the compositions;

•	These patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.

•

19 pending patent applications, filed in the US, Canada, and Europe, that protect our TheraCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, kits for their use, devices comprising the compositions, and cartridges for use in devices;

•	These patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.

•

9 pending patent applications, filed in the US, Canada, and Europe, that protect our ClaraCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use and administration, kits for their administration, and cartridges for use in devices;

•	These patent applications, if granted, are projected to expire in 2039, excluding any extension of patent term that may be available in a particular country.

•	and 2 patent applications, filed in the US and Europe, that protect our Seed & Strain DabTabs, including claims to compositions and methods of their use.

•	These applications, if granted, are projected to expire in 2040, excluding any extension of patent term that may be available in a particular country.

While the USPTO has granted many patents for cannabis-related technologies, none have yet been successfully enforced in court. Until U.S. courts definitively address the enforceability of cannabis-related patents, or cannabis products are legalized federally in the U.S., we cannot be certain that any of our patents can be effectively enforced against our competitors, even if their products infringe our patents, which could have a material adverse effect on our business.

The USPTO may deny federal trademark registration if the trademark application covers goods or services that violate federal law, including cannabis products. However, certain hemp-derived goods, including hemp-derived CBD products with less than 0.3% THC, as well as ancillary products or services, are considered lawful under federal law and may be eligible for federal trademark registration. Additionally, the USPTO may accept trademark applications for consulting services or goods that do not directly involve the cannabis flower, such as computer software, educational platforms, and brand apparel. Trademarks covering these lawful goods and services are generally enforceable in federal court. Cannabis goods and services that do not meet the USPTO standard for trademark registration may qualify for state trademark registration in states where such goods and services have been legalized, and are generally enforceable in state courts in those states.

No guarantee can be given that Columbia Care will be able to successfully assert its trademark rights, nor can the company guarantee that its trademark registrations will not be invalidated, circumvented or challenged. Any such invalidity, particularly with respect to a product name, or a successful intellectual property challenge or infringement proceeding against the company, could have a material adverse effect on Columbia Care’s business.

In addition to patents and trademarks, Columbia Care relies upon unpatented trade secrets and know-how to develop and maintain its competitive position. Columbia Care has developed numerous proprietary technologies and processes. While actively exploring the patentability of these techniques and processes, Columbia Care relies on non- disclosure/confidentiality arrangements and trade secret protection.

Columbia Care seeks to protect its proprietary information, in part, by executing confidentiality agreements with third parties, its collaborators, and scientific advisors, and as well as non-disclosure and invention assignment agreements with its employees and consultants. The confidentiality agreements it enters into are designed to protect its proprietary information and the agreements or clauses requiring assignment of inventions to the Company are designed to grant it ownership of technologies that are developed through its relationship with the respective counterparty. Columbia Care cannot guarantee, however, that these agreements will afford it adequate protection of its intellectual property and proprietary information rights.

Trade secrets and know-how can be difficult to protect. In particular, some of Columbia Care’s trade secrets and know-how for which it decides to not pursue additional patent protection may, over time, be disseminated within the industry through independent development and public presentations describing the methodology.

UNITED STATES REGULATORY ENVIRONMENT

Federal Regulatory Environment

Under U.S. federal law, marijuana is currently classified as a Schedule I drug. The Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) classifies drugs in five different schedules. As a Schedule I drug, the federal Drug Enforcement Agency (“DEA”) considers marijuana to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% is classified as hemp and has been removed from the CSA. Lawfully cultivated hemp and products derived from it may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Despite its position, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright.

Under federal law, cannabis having a concentration of THC greater than 0.3% is marijuana. The scheduling of marijuana as a Schedule I drug is inconsistent with what Columbia Care believes to be many valuable medical uses for marijuana accepted by physicians, researchers, patients, and others. As evidence of this, the federal FDA on June 25, 2018 approved Epidiolex (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from marijuana. In this case, the substance is cannabidiol, or CBD, a cannabinoid found in both hemp and marijuana, which does not contain the intoxication properties of THC, the primary psychoactive component of marijuana. Columbia Care believes the CSA categorization as a Schedule I drug is not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered. Moreover, while certain published studies show that marijuana may be less harmful than alcohol, alcohol is not classified under the CSA. This disparity may reflect the comparative stigma associated with marijuana that factors into scheduling decisions by the DEA.

The federal position is also not necessarily consistent with democratic approval of marijuana at the state government level in the United States. Thirty-seven (37) states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 18 of these states – Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Vermont, Virginia and Washington – marijuana is legal for adult-use regardless of medical condition, although not all of those jurisdictions have fully implemented their legalization programs. Voters in South Dakota also approved a constitutional amendment to legalize adult-use marijuana in the state, but Governor Kristi Noem sued to challenge the amendment for violating the state constitution. A circuit court judge struck down the law, and the state Supreme Court upheld that ruling. The large increase in recent statewide referenda and legislation that liberalizes marijuana laws is consistent with public opinion. As more and more states legalized medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal prohibition under the CSA and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. One example such memorandum was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).

The Cole Memo offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo put forth eight prosecution priorities:

1.	Preventing the distribution of marijuana to minors;

2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing the violence and the use of firearms in the cultivation and distribution of marijuana;

6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Jefferson Sessions rescinded the Cole Memo by issuing a new memorandum to all United States Attorneys (the “Sessions Memo”). Rather than establish national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute... with the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

The former Attorneys General who succeeded former Attorney General Sessions following his resignation did not provide a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. President Joseph R. Biden was sworn in as the 46th United States President on January 20, 2021. President Biden nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, confirmed on March 10, 2021, will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Justice Garland stated at a confirmation hearing before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.”1

[1]

John Schroyer, (2021 February 22) Attorney general nominee Garland signals friendlier marijuana stance, available at https://mjbizdaily.com/attorney-general-nominee-merrick-garland-signals-friendlier-marijuana-stance/

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys.

In the absence of a uniform federal policy, as had been established by the Cole Memo, numerous United States Attorneys with state-legal marijuana programs within their jurisdictions have announced enforcement priorities for their respective offices. For instance, Andrew Lelling, the former United States Attorney for the District of Massachusetts, stated that while his office would not immunize any businesses from federal prosecution, he anticipated focusing the office’s marijuana enforcement efforts on: (1) overproduction; (2) targeted sales to minors; and (3) organized crime and interstate transportation of drug proceeds.

Due to the CSA categorization of marijuana as a Schedule I drug, federal law also makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the United States Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). Therefore, under the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be charged with money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical and/or adult-use marijuana, the Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”), in 2014, issued guidance to prosecutors of money laundering and other financial crimes (the “FinCEN Guidance”). The FinCEN Guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses so long as that business is legal in their state and none of the federal enforcement priorities referenced in the Cole Memo are being violated (such as keeping marijuana away from children and out of the hands of organized crime). The FinCEN Guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:

1.	Verifying with the appropriate state authorities whether the business is duly licensed and registered;

2.	Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;

3.	Requesting from state licensing and enforcement authorities available information about the business and related parties;

4.

Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);

5.	Ongoing monitoring of publicly available sources for adverse information about the business and related parties;

6.	Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and

7.	Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

Because most banks and other financial institutions are unwilling to provide any banking or financial services to marijuana businesses, these businesses can be forced into becoming “cash-only” businesses. While the FinCEN Guidance decreased some risk for banks and financial institutions considering serving the industry, in practice it has not increased banks’ willingness to provide services to marijuana businesses. This is because, as described above, the current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each marijuana business they accept as a customer. In fact, some banks that had been servicing marijuana businesses have been closing the marijuana businesses’ accounts and are now refusing to open accounts for new marijuana businesses due to cost, risk, or both.

The few state-chartered banks and/or credit unions that have agreed to work with marijuana businesses are limiting those accounts to small percentages of their total deposits to avoid creating a liquidity risk. Since, theoretically, the federal government could change the banking laws as it relates to marijuana businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana businesses in a single day, while also keeping sufficient liquid capital on hand to serve their other customers. Those state-chartered banks and credit unions that do have customers in the marijuana industry charge marijuana businesses high fees to pass on the added cost of ensuring compliance with the FinCEN Guidance.

Unlike the Cole Memo, however, the FinCEN Guidance from 2014 has not been rescinded. The former Secretary of the U.S. Department of the Treasury, Stephen Mnuchin, publicly stated that the Department was not informed of any plans to rescind the Cole Memo.

Despite the rescission of the Cole Memo in 2018, Columbia Care continues to do the following towards ensuring compliance with the guidance provided by the Cole Memo, the FinCEN Guidance, and other best industry practices:

Columbia Care and its subsidiaries operate in compliance with licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions.

Columbia Care’s cannabis-related activities adhere to the scope of the licensing obtained – for example, in the states where only medical cannabis is permitted, products are sold only to patients who hold the necessary documentation to permit the possession of the cannabis.

Columbia Care performs due diligence on contractors or anyone provided access to secure areas of its facilities to prevent cannabis products from being distributed to minors.

Columbia Care works to ensure that the licensed operators have an adequate inventory tracking system and adequate procedures in place so that their compliance system can track inventory effectively. This is done so that there is no diversion of cannabis or cannabis products into states where cannabis is not permitted by state law, or across state lines in general.

Columbia Care conducts background checks as required by applicable state law.

Columbia Care conducts reviews of activities of the cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of its licensed premises (including the cases where such possession is permitted by regulation – e.g., transfer of products between licensed premises). These reviews are completed to ensure that licensed operators do not possess or use cannabis on federal property or engage in manufacturing or cultivation of cannabis on federal lands.

Columbia Care’s product packaging complies with applicable regulations and contains necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

Moreover, in recent years, certain temporary federal legislative enactments that protect the medical marijuana and hemp industries have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by both Presidents Obama and Trump. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrabacher-Farr Amendment” after its original lead sponsors.

Originally, a Republican-controlled House and Democratic-controlled Senate passed the Rohrabacher-Farr Amendment. The bill was a bipartisan appropriations measure that looks to prohibit the DEA from spending funds to arrest state-licensed medical marijuana patients and providers. Subsequently, the amendment has been included in multiple budgets passed by a Republican-controlled Congress. While the Rohrabacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

The Rohrabacher-Farr Amendment was renewed most recently in the Omnibus Appropriations Act of 2021, which funds the agencies of the federal government through September 30, 2021. On September 30, 2021, the Amendment was extended through the signing of a continuing resolution, effective through February 18, 2021, and has since been extended again until September 30, 2022. Notably, Rohrabacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities.

There is a growing consensus among marijuana businesses and numerous congressmen and congresswomen that guidance is not law and temporary legislation is an inappropriate way to protect lawful medical marijuana businesses. Numerous bills have been introduced in Congress in recent years to decriminalize aspects of state-legal marijuana trades. This has led to a bipartisan Congressional Marijuana Working Group in Congress.

Additionally, in 2020, the U.S. House of Representatives passed the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”), which had more than 200 cosponsors and would prevent federal banking regulators from taking adverse actions against financial institutions solely due to an institution’s provision of financial services to state-legal marijuana businesses. The Act ultimately stalled and was not taken up for a vote by the United States Senate in the 2020 legislative session. On March 18, 2021, the SAFE Banking Act was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. On April 19, 2021 the House passed the SAFE Banking Act by a vote of 321-101. In an attempt to help get the SAFE Banking Act passed in the Senate, Representative Ed Perlmutter proposed that it be included as an amendment to the National Defense Authorization Act (the “NDAA”). The Act was added to the NDAA by a voice vote on September 21, 2021, and the NDAA passed the House in a 316-113 vote on September 23, 2021. Despite its continued success in the House, the Act was removed from the version of the NDAA passed by the Senate on December 7, 2021.

An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Following the federal elections of 2020, the Democratic Party won control of both U.S. House of Representatives and the U.S. Senate, which has led some observers to predict that Congress will pass legislation that legalizes or decriminalizes marijuana or removes certain restrictions on financial services in the industry. Notwithstanding the foregoing, there is no guarantee that the SAFE Banking Act will become law in its current form, if at all. There also can be no assurance that the Biden administration will not change the stated policies or practices of the Department of Justice or individual United States Attorneys regarding the low-priority enforcement of U.S. federal laws that conflict with state laws. The Biden administration and the Congress could decide to enforce U.S. federal laws vigorously.

State Regulatory Environment

The following sections describe the legal and regulatory landscape in the states in which Columbia Care operates. While Columbia Care works to ensure that its operations comply with applicable state laws, regulations, and licensing requirements, for the reasons described above and the risks further described under the heading “Risk Factors”, there are significant risks associated with the business of Columbia Care. Readers are strongly encouraged to carefully read and consider all of the risk factors contained under the heading “Risk Factors” below.

Except as described above and elsewhere in this Annual Report on Form 10-K, Columbia Care is in compliance with applicable law and has not received any citations or notices of violation which may have an impact on Columbia Care’s licenses, business activities or operations.

ARIZONA

Arizona Regulatory Landscape

In 2010, Arizona passed Ballot Proposition 203, which amended Title 36 to the Arizona Revised Statutes. This amendment added Chapter 28.1, titled the Arizona Medical Marijuana Act (the “AMMA”). The AMMA is codified in Arizona Revised Statutes § 36-2801 et. seq. The AMMA also appointed the Arizona Department of Health Services (“ADHS”) as the regulator for the program and authorized ADHS to promulgate, adopt and enforce regulations for the AMMA. These ADHS regulations are embodied in the Arizona Administrative Code Title 9 Chapter 17 (the “Medical Rules”). ARS § 36-2801(12) defines a “‘nonprofit medical marijuana dispensary’” as a not-for-profit entity that acquires, possesses, cultivates, manufactures, delivers, transfers, transports, supplies, sells or dispenses marijuana or related supplies and educational materials to cardholders.

The ADHS has established the medical marijuana program, which includes a vertically integrated license, meaning if allocated a Medical Marijuana Dispensary Registration Certificate (a “Certificate”), entities are authorized to dispense and cultivate medical cannabis. Each Certificate allows the holding entity to operate one on-site cultivation facility, and one off-site cultivation facility which can be located anywhere within the State of Arizona. An entity holding a Certificate is required to file an application to renew with the ADHS on an annual basis, which must also include audited annual financial statements. While a Certificate may not be sold, transferred or otherwise conveyed, Certificate holders typically contract with third parties to provide various services related to the ongoing operation, maintenance, and governance of its dispensary and/or cultivation facility so long as such contracts do not violate the requirements of the AMMA or the medical marijuana program.

The ADHS had until April 2012 to establish a registration application system for patients and nonprofit marijuana dispensaries, as well as a web-based verification platform for use by law officials and dispensaries to verify a patient’s status as such. It also specified patients’ rights, qualifying medical conditions, and allowed out-of-state medical marijuana patients to maintain their patient status (though not to purchase cannabis). On December 6, 2012, Arizona’s first licensed medical marijuana dispensary opened in Glendale. Arizona recently enacted SB 1494, which, among other things will require testing of medical marijuana and require biannual renewal of agent licensure.

To qualify to use medical marijuana under the AMMA, a patient is required to have a debilitating medical condition. Valid medical conditions include HIV, cancer, glaucoma, immune deficiency syndrome, Hepatitis C, Crohn’s disease, agitation of Alzheimer’s disease, ALS, cachexia/wasting syndrome, muscle spasms, nausea, seizures, severe and chronic pain or another chronic or debilitating condition.

Arizona S.B. 1494 went into effect in August 2019. The bill authorized the ADHS to adopt rules for inspecting medical marijuana dispensaries and created an independent testing regime for marijuana cultivated by a medical marijuana dispensary. Beginning in November 2020, before marijuana is sold, it must be tested for unsafe levels of microbial contamination, heavy metals, pesticides, herbicides, fungicides, growth regulators and residual solvents.

S.B. 1494 also authorized civil penalties of up to $1,000 per violation (not to exceed $5,000 in a 30-day period) on medical marijuana dispensaries. The bill makes patient ID cards and medical marijuana dispensary registration certificates expire every two years rather than every year. Regulations implementing S.B. 1494 went into effect on August 27, 2019. In February 2020, the Department began an additional round of rulemaking designed to improve the regulations regarding independent testing.

In 2020, Arizona passed Ballot Proposition 207, which amended Title 36 to the Arizona Revised Statutes. This amendment added Chapter 28.2, titled the Smart and Safe Arizona Act (the “SSAA”). The SSAA is codified in Arizona Revised Statutes § 36-2850 et. seq. The SSAA appointed ADHS as the regulator for the program and required ADHS to promulgate, adopt, and enforce regulations for the SSAA. ADHS has published draft rules to administer the Adult- use Marijuana Program to be embodied in the Arizona Administrative Code Title 9 Chapter 18 (the “Adult-use Rules;” together with the Medical Rules, the “Rules”). These Adult-use Rules became effective on January 15, 2021. ARS § 36-2850 defines “marijuana establishment” as an entity licensed by the department to operate all of the following: a single retail location at which the licensee may sell marijuana and marijuana products to consumers, cultivate marijuana and manufacture marijuana products; a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers; and a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers.

Columbia Care (through its subsidiaries in the State of Arizona) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Arizona.

Arizona Medical Marijuana Licensing Requirements

In order for an applicant to receive a Certificate, it must: (i) fill out an application on the form prescribed by ADHS, (ii) submit the applicant’s articles of incorporation and by-laws, (iii) submit fingerprints for each principal officer or board member of the applicant for a background check to exclude felonies, (iv) submit a business plan and policies and procedures for inventory control, security, patient education, and patient recordkeeping that are consistent with the AMMA and the Medical Rules to ensure that the dispensary will operate in compliance, and (v) designate an Arizona licensed physician as the Medical Director for the dispensary. Certificates are renewed annually so long as the dispensary is in good standing with ADHS, pays the renewal fee, and submits an independent third-party financial audit.

Once an applicant has been issued a Certificate, they are allowed to establish one physical retail dispensary location, one cultivation location which is co-located at the dispensary’s retail site (if allowed by local zoning)

and one additional off-site cultivation location. None of these sites can be operational, however, until the dispensary receives an approval to operate from ADHS for the applicable site. This approval to operate requires: (i) an application on the ADHS form, (ii) demonstration of compliance with local zoning regulations, (iii) a site plan and floor plan for the applicable property, and (iv) an in-person inspection by ADHS of the applicable location to ensure compliance with the Medical Rules and consistency with the dispensary’s applicable policies and procedures.

Arizona Adult-use Marijuana Licensing Requirements

In order for an applicant to receive a marijuana facility agent license, it must submit to ADHS (i) the personal identification information prescribed by ADHS including a background check and fingerprints and (ii) the applicable fee as prescribed in the Adult-use Rules. The license must be renewed every two years. A licensee may seek renewal by submitting to ADHS, at least thirty calendar days before the license expiration, (a) information on the license, (b) updated personal information including a criminal records check, and (c) the applicable fee as prescribed in the Adult- use Rules.

ADHS may issue one marijuana establishment license for every 10 pharmacies registered under § 32-1929 and no more than two licenses per county that contains no registered medical marijuana dispensaries, or one license per county that contains one registered medical marijuana dispensary. In the event that more complete and compliant applications are received than ADHS may issue, ADHS will issue the licenses according to criteria prescribed in the Adult-use Rules. The initial round of license applications were due March 9, 2021.

In order for an application to be considered complete and compliant such that an applicant may be considered for a marijuana establishment license, the applicant must (i) pay the appropriate non-refundable fee prescribed by ADHS, (ii) submit the ADHS-prescribed application, (iii) documentation of: facility agent licenses for principal officers and board members, good standing with the Arizona Corporation Commission, zoning compliance, ownership of or permission to use the physical address, and sufficient funds.

Applicants that have a Certificate issued under the Medical Rules, the applicant may apply for a marijuana establishment license by submitting (i) an attestation from each principal officer and board member approving the application, (ii) the license number on the applicant’s dispensary registration certificate, (iii) whether the applicant wants to transfer the cultivation site under the registration certificate to the marijuana license, and (iv) the applicable fee.

A holder of a marijuana establishment license may apply for approval to operate a marijuana establishment by submitting, within 18 months after the marijuana establishment license was issued, the following: (i) an application on the form prescribed by ADHS, (ii) documentation of local permission to use the property as a marijuana establishment (such as a certificate of occupancy, special use permit, or a conditional use permit), (iii) a list of activities the establishment is requesting, including cultivation, manufacturing, or preparation of edible products, (iv) a license of the location as a food establishment if preparing edible products, (v) a site plan, and (vi) a floor plan.

Marijuana establishments that received their license through the process for applicants with Certificates may begin operating without submitting the above if the entity holding the license (i) received approval to operate under the Medical Rules and (ii) is operating and available to dispense medical marijuana in accordance with the Medical Rules.

Marijuana establishment licenses must be renewed every two years.

Arizona Licenses

The table below describes the Certificates and approvals held by Salubrious Wellness Clinic, Inc. and 203 Organix, LLC.

Holding Entity	Permit/License	Registration Number	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Salubrious Wellness Clinic, Inc.	Medical Dispensary Registration Certificate	00000097DCGK00454998	Tempe, AZ	08/07/22	The certificate
allows the
holder to cultivate, dispense, produce, process, extract, distribute and sell at retail and wholesale medical marijuana from the dispensary and one offsite cultivation facility.

Salubrious Wellness Clinic, Inc.	Approval to Operate cultivation at offsite location	00000097DCGK00454998	Chino Valley, AZ	08/07/22	Approval to operate cultivation offsite location

Salubrious Wellness Clinic, Inc.	Adult-Use Dispensary Registration Certificate	00000071ESFP14031510	Tempe, AZ	01/21/23	Approval to dispense adult-use cannabis

203 Organix, LLC	Medical Dispensary Registration Certificate	00000074DCGW00540313	Prescott, AZ	08/07/22	The certificate allows the holder to cultivate, dispense, produce, process, extract, distribute and sell at retail and wholesale medical marijuana from the dispensary and one offsite cultivation facility.

203 Organix, LLC	Adult-Use Dispensary Registration Certificate	00000070ESCO78837103	Prescott, AZ	01/21/23	Approval to dispense adult-use cannabis

With the passage of S.B. 1494, certificates are renewed biennially. Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable Certificate,

Columbia Care would expect Salubrious Wellness Clinic, Inc. and 203 Organix, LLC to receive the applicable renewed Certificate in the ordinary course of business. 203 Organix’s Approval to Operate a cultivation facility in Wickenburg is not in use and is therefore not considered a material contract of Columbia Care.

Arizona Security Requirements for Dispensary Facilities

Any dispensary facility (both retail and cultivation) or marijuana establishment must abide by the following security requirements: (i) ensure that access to the facilities is limited to authorized agents of the dispensary who are in possession of a dispensary agent identification card, and (ii) equip the facility with: (a) intrusion alarms and surveillance equipment, (b) exterior and interior lighting to facilitate surveillance, (c) at least one 19-inch monitor for surveillance and a video capable of printing a high resolution still image, (d) high resolution video cameras at all points of sale, entrances, exits, and limited access areas, both in and around the building, (e) 30 days’ video storage, (f) failure notifications and battery backups for the security system, and (g) panic buttons inside each building.

Arizona Dispensing Requirements

In order to dispense medical marijuana to a qualifying patient or designated caregiver, a licensed dispensary is required to (1) verify the qualifying patient’s or designated caregiver’s identity, (2) offer appropriate patient education or support materials, (3) make available testing results related to the product sought, if requested by the qualifying patient or designated caregiver, (4) enter the qualifying patient’s or designated caregiver’s registry identification number on the identification card presented into the medical marijuana electronic verification system, (5) verify the validity of the identification card presented, (6) verify that the amount of marijuana product to be dispensed would not cause the qualifying patient to exceed the regulatory limit, and (7) enter information into the medical marijuana electronic verification system regarding the amount of medical marijuana dispensed, whether it was dispensed directly to the qualifying patient or to a caregiver, the date and time of dispensing, the registry identification number of the dispensary agent, and the dispensary’s registry identification number.

Arizona Storage Requirements

Any dispensary facility (both retail and cultivation) or marijuana establishment must abide by the following requirements for the storage of product: (i) product must be stored in an area that is separate from areas used to store toxic and flammable materials, (ii) product must be stored in a manner that is clean and sanitary, (iii) product must be protected from flies, dust, dirt, and any other contamination, and (iv) surfaces and objects used in the handling and storage of product must be cleaned daily.

Additionally, the Rules establish strict inventory protocols for tracking product from “seed to sale,” which requires product to be traceable to the original plants used to grow the cannabis used in the product. These requirements include (1) daily updated inventory amounts of marijuana products, (2) acquisitions of medical marijuana from qualifying patients or designated caregivers, (3) acquisitions of medical marijuana from other dispensaries, (4) information related to batches of marijuana cultivated by the licensee, (5) information regarding provision of medical marijuana to other dispensaries, (6) information relating to required testing of marijuana products, and (7) the disposition of marijuana products determined not to be dispensed to a patient or to be included in manufacturing a marijuana product. Licensed dispensaries are additionally required to keep records regarding qualifying patients that: (1) include dated entries from registered dispensary agents regarding dispensing, (2) are safeguarded against unauthorized access and tampering, (3) include documentation of requests by qualifying patients and caregivers regarding marijuana products and educational materials.

Arizona Transportation Requirements

Dispensaries may transport medical cannabis and marijuana establishments may transport adult-use cannabis between their own sites or between their sites and another dispensary’s site and must comply with the following Rules: (i) prior to transportation, the dispensary agent must complete a trip plan showing: (a) the name of the dispensary agent in charge of transporting the cannabis, (b) the date and start time of the trip, (c) a description of the cannabis, cannabis plants, or cannabis paraphernalia being transported; and (d) the anticipated route of transportation, including any anticipated stops during the trip; (ii) during transport the dispensary agent shall: (a) carry a copy of the trip plan at all times, (b) use a vehicle with no medical cannabis identification, (c) have a means of communicating with the dispensary, and (d) ensure that no cannabis is visible, and (iii) dispensaries must maintain trip plan records for at least two years.

Arizona Adult-use Operating Requirements

Marijuana establishments must (i) ensure that the retail location is operating and available at least 30 hours a week between the hours of 7:00 a.m. and 10:00 p.m. within 18 months after receiving the marijuana establishment license, (ii) develop, implement and regularly review and update, no less than once every 12 months, policies related to job descriptions and employment contracts, training of facility agents, and inventory control, (iii) ensure all principal officers, board members, employees, and volunteers maintain valid marijuana facility agent licenses and keep them in their possession when working with marijuana, (iv) inform ADHS within 10 days when a marijuana facility agent is no longer employed or volunteering with the marijuana establishment, (v) document loss or theft and (vi) post the marijuana establishment’s approval to operate, the license, hours of operation, and the applicable ADHS-prescribed warning signs.

Marijuana products to be sold at a marijuana establishment’s retail location must (i) comply with the packaging and labeling requirements in the SSAA, (ii) be labeled with the appropriate product information and warnings as prescribed by ADHS, and (iii) be placed in child-resistant packaging.

Prior to selling or transferring any marijuana product to a consumer, the marijuana facility agent must (i) verify the consumer’s age, (ii) make available the results of testing of the marijuana if requested, and (iii) ensure that the amount to be sold or transferred does not exceed one ounce, with not more than 5 grams being in the form of a marijuana concentrate.

A marijuana establishment that prepares, sells, or transfers marijuana-infused edible food products shall (i) obtain a license or permit as a food establishment under 9 A.A.C. 8, Article 1, (ii) ensure that the products are prepared according to the applicable requirements in 9 A.A.C. 8, Article 1, whether prepared on-site or by another marijuana establishment, and (iii) ensure that any sold products (a) are sold in accordance with 9 A.A.C. 8, Article 1, (b) contain no more total THC than 10 mg per serving or 100 mg per package, and (c) if packaged as more than one serving, are scored or delineated into standard serving size and consistent in THC disbursement.

ADHS Inspections and Enforcement

ADHS may inspect a medical facility at any time upon five (5) days’ notice to the dispensary. However, if someone has alleged that the dispensary is not in compliance with the AMMA or the Medical Rules, ADHS may conduct an unannounced inspection. ADHS will provide written notice to the dispensary of any violations found during any inspection and the dispensary then has 20 working days to take corrective action and notify ADHS.

ADHS must revoke a Certificate if a dispensary: (i) operates before obtaining approval to operate a dispensary from ADHS, (ii) dispenses, delivers, or otherwise transfers cannabis to an entity other than another licensed dispensary, a qualifying patient with a valid registry identification card, a designated caregiver with a valid registry identification card, or a laboratory with a valid laboratory registration certificate, (iii) acquires usable cannabis or mature cannabis plants from any entity other than another licensed dispensary, a qualifying patient with a valid registry identification card, or a designated caregiver with a valid registry identification card, or (iv) if a principal officer or board member has been convicted of an excluded felony offense.

Furthermore, ADHS may revoke a Certificate if a dispensary does not: (i) comply with the requirements of AMMA or the Medical Rules, (ii) implement the policies and procedures or comply with the statements provided to ADHS with the dispensary’s application.

ADHS may inspect an adult-use facility at any time during regular hours of operation. ADHS must make at least one unannounced visit annually to each licensed facility.

ADHS may suspend or revoke a marijuana establishment license if (i) the marijuana establishment (a) provides false or misleading information to ADHS, (b) operates before obtaining approval to operate from ADHS,

(c) diverts marijuana to an individual or entity not allowed to possess marijuana, or (d) acquires marijuana from an individual or entity not allowed to possess marijuana; (ii) a principal officer or board member (a) has been convicted of an excluded felony offense, or (b) provides false or misleading information to ADHS; (iii) the marijuana establishment does not (a) comply with the requirements in the SSAA or the Adult-use Rules, or (b) implement the policies or procedures or comply with the statements provided to ADHS in the marijuana establishment’s application.

CALIFORNIA

California Regulatory Landscape

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief.

In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult-use marijuana program for adults 21 years of age or older. AUMA had some conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. The four agencies that originally regulated marijuana at the state level were the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture (“DFA”), California Department of Public Health (“DPH”), and California Department of Tax and Fee Administration. MAUCRSA went into effect on January 1, 2018.

On July 1, 2019, California enacted A.B. 97. In relevant part, the bill authorizes licensing authorities to issue citations and fines to a licensee or an unlicensed person who violates MAUCRSA. The maximum fine is $5,000 per violation for licensees and $30,000 per violation for unlicensed persons. Each day of a violation constitutes a separate violation.

A.B. 97 also repeals a prior requirement that an applicant for a provisional license first hold a temporary license. The bill also requires applicants for provisional licenses to submit evidence of compliance with the California Environmental Quality Act, limits the validity of a provisional license to 12 months with subsequent renewals as approved by the relevant licensing authority, and allows licensing authorities to revoke provisional licenses for failing to diligently pursue final licensure. Finally, the bill requires the DPH to establish a certification program for manufactured cannabis products comparable to the National Organic Program and the California Organic Food and Farming Act.

On October 12, 2019, California enacted A.B. 1529. The bill mandates that all cannabis vaping cartridges and cannabis vaporizers must include a universal symbol identifying the product as a vaping product.

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC will consolidate the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements.

At present, to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

Columbia Care (through its subsidiaries in the State of California) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California.

California Licenses

The table below describes the licenses held by Columbia Care subsidiaries in California. The granting of a temporary license does not guarantee that an annual license will subsequently be granted.

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description
Mission Bay, LLC	California Department of Cannabis Control - # C10-0000472-LIC	San Diego	07/18/22	Adult-Use and Medicinal Provisional Retailer License

Focused Health, LLC	California Department of Cannabis Control – CDPH- 10003760	San Diego	07/29/22	Annual Manufacturing License – Type 7: Volatile Solvent Extraction

Focused Health, LLC	California Department of Cannabis Control – CCL19-0003852	San Diego	12/26/22	Provisional Cannabis Cultivation License – Adult-Use Specialty Indoor -

Focused Health, LLC	California Department of Cannabis Control - C11-0001210-LIC	San Diego	06/09/22	Adult-Use and Medicinal Provisional Distributor License

The Healing Center of San Diego, LLC	California Department of Cannabis Control - C10-0000213-LIC	San Diego	06/13/22	Adult-Use and Medicinal Provisional Retailer License

PHC Facilities, Inc.	California Department of Cannabis Control CCL18-0003760	Los Angeles	04/26/22	Provisional Cannabis Cultivation License – Adult-Use Medium Indoor

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description

PHC Facilities, Inc.	California Department of Cannabis Control - C11-0000072-LIC	Los Angeles	05/09/22	Adult-Use and Medicinal Provisional Distributor License

PHC Facilities, Inc.	California Department of Cannabis Control - C10-0000050-LIC	Los Angeles	05/09/22	Adult-Use and Medicinal Provisional Retailer License

Resource Referral Services, Inc.	California Department of Cannabis Control - C10-0000130-LIC	North Hollywood	06/04/22	Adult-Use and Medicinal Provisional Retailer License

Access Bryant SPC	California Department of Cannabis Control - C10-0000527-LIC	San Francisco	07/28/22	Adult-Use and Medicinal Provisional Retailer License

The Wellness Earth Energy Dispensary, Inc.	California Department of Cannabis Control – C10-0000288-LIC	Studio City	06/24/22	Adult-Use and Medicinal Provisional Retailer License

California Licensing Requirements

A medicinal retailer license permits the sale of medicinal cannabis and cannabis products to a medicinal cannabis patient in California who possesses a physician’s recommendation. Only certified physicians may provide medicinal marijuana recommendations. An adult-use retailer license permits the sale of cannabis and cannabis products to any individual age 21 years of age or older who presents a valid government-issued photo identification.

An adult-use or medicinal cultivation license permits cannabis cultivation activity which means any activity involving the planting, growing, harvesting, drying, curing, grading or trimming of cannabis. Such licenses further permit the production of a limited number of non-manufactured cannabis products and the sales of cannabis to certain licensed entities within the state of California for resale or manufacturing purposes.

An adult-use or medical manufacturing license permits the manufacturing of cannabis products. Manufacturing includes the compounding, blending, extracting, infusion, packaging or repackaging, labeling or relabeling, or other preparation of a cannabis product.

In the state of California, only cannabis that is grown in the state can be sold in the state. Although California is not a vertically-integrated system, the state allows licensees to make wholesale purchase of cannabis from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

Holders of marijuana licenses in California are subject to a detailed regulatory scheme encompassing: security, staffing, sales, manufacturing standards, inspections, inventory, advertising and marketing, product packaging and labeling, records and reporting, and more. As with all jurisdictions, the full regulations, as promulgated by each applicable state agency, should be consulted for further information about any particular operational area.

California Dispensary Requirements

Cannabis retailers may only sell cannabis products that were received by the retail licensee from a licensed distributor or licensed microbusiness authorized to engage in distribution, and the licensed retailer must verify that the cannabis goods have not exceeded their best-by, sell-by, or expiration date if one is provided. The goods must have undergone appropriate laboratory testing, and the batch number labeled on the package of cannabis goods must match the batch number on the corresponding certificate of analysis for regulatory compliance testing. The packaging and goods must comply with all applicable laws in order for the goods to be sold at the retail location. In addition to cannabis goods, a licensed retailer may sell only cannabis accessories and licensee’s branded merchandise. A licensed retailer may not provide free cannabis goods except for in certain limited circumstances.

Cannabis retailers may only display cannabis goods for inspection and sale in the retail area. Such goods may be removed from their packaging and placed in containers to allow for customer inspection, so long as the containers are not readily accessible to customers without assistance of retailer personnel. A container must be provided to the customer by the licensed retailer or its employees, who must remain with the customer at all times that the container is being inspected by the customer. Cannabis goods removed from their packaging in this way may not be sold or consumed. They must be destroyed appropriately when they are no longer being used for display.

California Reporting Requirements

The state of California uses METRC as the state’s track-and-trace (“T&T”) system used to track commercial cannabis activity and movement across the distribution chain for all state-issued annual licensees. The system allows for other third-party system integration via application programming interface. Only licensees have access to METRC.

California Storage, Transportation, and Security Requirements

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s marijuana businesses are required to do the following:

•	maintain a fully operational security alarm system;

•	contract for security guard services;

•	maintain a video surveillance system that records continuously 24 hours a day;

•	ensure that the facility’s outdoor premises have sufficient lighting;

•	not dispense from its premises outside of permissible hours of operation;

•	store cannabis and cannabis product only in areas per the premises diagram submitted to the state of California during the licensing process;

•	store all cannabis and cannabis products in a secured, locked room or a vault;

•	report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

•

ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the BCC that meet BCC distribution requirements are to be used to transport cannabis and cannabis products.

DCC Inspections

The DCC, and its authorized representatives, shall have full and immediate access to inspect and enter onto any premises licensed by the DCC. Prior notice of an inspection, investigation, review, or audit is not required. The DCC may also test any vehicle or equipment possessed by, in control of, or used by a licensee or their agents and employees for the purpose of conducting commercial cannabis activity. Moreover, it may test any cannabis goods or cannabis-related materials, or products possessed by, in control of, or used by a licensee or their agents and employees for the purpose of conducting commercial cannabis activity. The DCC may also copy any materials, books, or records of any licensee or their agents and employees. Failure to cooperate with and participate in any DCC investigation pending against the licensee may result in a licensing violation subject to discipline.

COLORADO

Colorado Regulatory Landscape

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent. On November 6, 2012, Colorado voters approved Amendment 64, which amended the state constitution to establish an adult use cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult use to the general public began on January 1, 2014 at cannabis businesses licensed under the regulatory framework. As of January 1, 2020, medical and adult use marijuana are regulated together under a single statute – the Colorado Marijuana Code.

Under the Colorado Marijuana Code, the Colorado Department of Revenue is empowered to grant licenses to both adult use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult use context) accelerator cultivators, accelerator stores, and hospitality businesses.

Cannabis businesses must also comply with local licensing requirements. Colorado localities are allowed to limit or prohibit the operation of marijuana businesses.

Columbia Care in Colorado is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Colorado.

Colorado License Requirements

An application for a marijuana business in Colorado requires submission of (1) a copy of any local license required for the marijuana business, (2) a certificate of good standing from the jurisdiction in which the business was formed, (3) the identity and address of the registered agent in Colorado, (4) organizational documents such as articles of incorporation, bylaws, articles of organization, and similar documents, (5) corporate governance documents, (6) a deed, lease, or similar document establishing the applicant’s ability to use the proposed premises, (7) a facility diagram, (8) findings of suitability with respect to the business’ owners, (8) information regarding securities listings (if the business is publicly traded), (9) financial statements, and documents related to payments of taxes. A business is required to obtain permission from its locality as part of the licensing process.

Colorado Licenses

Columbia Care operates marijuana establishments as detailed below.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
The Green Solution LLC	Cannabis retail license 402R-00780	Aspen, Colorado	9/25/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00300	Aurora, Colorado (Peoria Court)	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00302	Aurora, Colorado (E. Montview Boulevard)	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00297	Aurora, Colorado (S. Potomac)	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00303	Aurora, Colorado (E. Colfax)	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00666	Aurora, Colorado (Quincy Avenue)	5/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00474	Denver, Colorado (Federal Boulevard)	6/24/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00374	Black Hawk, Colorado	12/15/2022	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00015	Denver (Grape Street)	1/1/2022	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00016	Denver, Colorado (Alameda Avenue)	1/1/2022	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00700	Denver, Colorado (Wewatta Street)	5/20/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis cultivation license 403R-00018	Denver, Colorado Grape (REC) Grow	1/1/2022	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
The Green Solution LLC	Cannabis cultivation license (medical) 403-00208	Denver, Colorado Grape Grow	3/5/2022	Authorizes cultivation of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00298	Edgewater, Colorado	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00501	Fort Collins, Colorado	9/23/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license (medical) 402-00839	Fort Collins, Colorado	6/26/2022	Authorizes retail of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00654	Glendale, Colorado	3/13/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00742	Glenwood Springs, Colorado	3/29/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00718	Longmont, Colorado	1/18/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00014	Northglenn, Colorado	1/1/2022	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00737	Sheridan, Colorado (3926 S. Federal Boulevard)	3/26/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00743	Sheridan, Colorado (3318 S. Federal Boulevard)	3/29/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00299	Silver Plume, Colorado	10/1/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00670	Pueblo, Colorado	5/12/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00582	Trinidad, Colorado (Santa Fe Trail)	7/11/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00583	Trinidad, Colorado (N. Commercial Street)	7/11/2022	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis delivery permit 605R-00005	Aurora, Colorado	10/1/2022	Authorizes delivery of retail cannabis within the City of Aurora
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-01151	Trinidad, Colorado (36900 El Moro Road)	5/28/2022	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00892	Trinidad, Colorado (1200 Republic Drive)	2/15/2022	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00893	Trinidad, Colorado (1201 Republic Drive)	2/15/2022	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00894	Trinidad, Colorado (1202 Republic Drive)	2/15/2022	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00895	Trinidad, Colorado (1203 Republic Drive)	2/15/2022	Authorizes cultivation of cannabis.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00020	Denver, Colorado (Steele Street)	1/1/2022	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00836	Denver, Colorado (Barberry Place)	1/25/2022	Authorizes cultivation of cannabis.
Infuzionz, LLC	Cannabis processing license 404R-00003	Denver, Colorado (Washington Street)	1/1/2022	Authorizes manufacturing of cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Infuzionz, LLC	Cannabis processing license (Medical) 404-00329	Denver, Colorado (Washington Street)	1/28/2022	Authorizes manufacturing of medical cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Futurevision Ltd	Cannabis retail license 402R-00034	Denver, Colorado (Nome Street)	1/1/2022	Authorizes retail of cannabis
Futurevision Ltd	Cannabis retail license (medical) 402-00088	Denver, Colorado (Nome Street)	11/21/2021	Authorizes retail of medical cannabis
Futurevision Ltd	Cannabis retail license 402R-00296	Aurora, Colorado (Havana Street)	10/1/2022	Authorizes retail of cannabis
Columbia Care CO, Inc	Cannabis retail license 402R-00640	Thornton, Colorado	2/6/2022	Authorizes retail of cannabis
Futurevision Ltd	Cannabis cultivation license 403R-00040	Denver, Colorado (Nome Street)	1/1/2022	Authorizes cultivation of cannabis
Futurevision Ltd	Cannabis cultivation license (medical) 403-00131	Denver, Colorado (Nome Street)	7/5/2022	Authorizes cultivation of medical cannabis
Futurevision Ltd	Cannabis Delivery Permit 605R-00006	Aurora, Colorado	10/1/2021*	Authorizes the delivery of retail cannabis within the city of Aurora

*	Currently in the process of renewal

With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, Columbia Care would expect to receive the applicable renewed licenses in the ordinary course of business.

Regulatory Requirements

The regulations establish requirements applicable to all marijuana businesses, along with specific requirements for each type of business.

All marijuana businesses in Colorado are required to (1) create and enforce limited access areas for the protection of marijuana and marijuana products, (2) maintain security alarm systems installed and maintained by a licensed alarm installation company, as well as approved locks and surveillance equipment, (3) follow all applicable laws regarding waste disposal (including cannabis-containing wastes), (4) implement an inventory tracking system used for inventory tracking and recordkeeping, (5) comply with both state and local requirements as to hours of operation, (6) comply with sanitary requirements applicable to employees and production spaces, including sanitation audits, (7) comply with recordkeeping requirements, and (8) maintain and provide procedures for dealing with product recalls.

Cultivation facilities are additionally required to (1) provide and maintain copies of standard operating procedures for cultivation, harvesting, drying, curing, trimming, packaging, storing, and sampling, (2) comply with requirements related to pesticides, and (3) comply with additional sanitary and product safety requirements. Marijuana products manufacturers are required to (1) comply with labeling and dosing requirements related to standardized doses of marijuana, (2) comply with specific prohibitions regarding the shapes, colors, and similar characteristics of edible products, refrain from use of prohibited additives and ingredients, (3) maintain and provide standard operating procedures related to manufacturing of each category of products. Marijuana dispensaries are subject to additional requirements regarding (1) methods of accepting orders, (2) payments by customers, and (3) identification of customers.

The Marijuana Enforcement Division and local licensing authorities may conduct announced or unannounced inspections of licensees to determine compliance with applicable laws and regulations. Licensees may also be subject to inspection of the licensed premises by the local fire department, building inspector, or code enforcement officer to confirm that no health or safety concerns are present.

Colorado uses METRC as the Marijuana Enforcement Division’s marijuana inventory tracking system for all medical and adult use licensees. Marijuana is required to be tracked and reported with specific data points from seed to sale through METRC for compliance purposes under Colorado marijuana laws and regulations. This tracking is conducted by using electronic tags on plants and shipments between licensees and facilities.

DELAWARE

Delaware Regulatory Landscape

Delaware’s medical marijuana program is governed by the Delaware Medical Marijuana Act, 16 Del. C.

§ 4901A et seq., and the Department of Health and Social Services’ (the “Department”) implementing regulations, CDR 16-4000-4470. The program authorizes registered qualified patients with a debilitating medical condition to use marijuana. “Debilitating medical condition” includes: (a) terminal illness, cancer, HIV, AIDS, decompensated cirrhosis, amyotrophic lateral sclerosis, agitation of Alzheimer’s disease, PTSD, intractable epilepsy, seizure disorder, glaucoma, chronic debilitating migraines; (b) a chronic or debilitating disease or medical condition or its treatment that produces cachexia or wasting syndrome; severe, debilitating pain that has not responded to previously prescribed medication or surgical measures for more than 3 months or for which other treatment options produced serious side effects; intractable nausea; seizures; severe and persistent muscle spasms, including those characteristic of multiple sclerosis; and (c) other medical conditions or treatments that may be added by the Department. Citizens may petition the Department to add conditions or treatments to the list of debilitating medical conditions.

The medical marijuana program creates a licensing regime for medical marijuana compassion centers (“Compassion Centers”). Compassion Centers must be operated on a non-profit basis. Once registered, a

Compassion Center may acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, or dispense marijuana strictly for the purpose of assisting registered patients or their designated caregivers with the medical use of marijuana. Compassion Centers are required to grow an amount of marijuana sufficient to meet demand but may not possess more than 1,000 pounds of usable marijuana without having a variance approved by the Department. Delaware prohibits Compassion Centers from purchasing marijuana from any person other than another Compassion Center.

Columbia Care (through its subsidiary in the State of Delaware) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Delaware.

Delaware License Requirements

Applicants for a license to operate a Compassion Center must include a US$5,000 application fee along with identifying documentation about the proposed Compassion Center, such as the proposed legal name, bylaws, articles of incorporation, and proposed address. An application must include information about the proposed facility, including: a description of the enclosed, locked facility, meeting all Department requirements for use in the cultivation of marijuana; and a description of proposed security and safety measures which demonstrate compliance with the Department’s regulations. The Department also requires applicants to disclose financial and organizational information. Such information must include evidence of the Compassion Center’s non-profit status; identifying information for each principal officer and board member; a draft operations manual which demonstrates compliance with the Department’s regulations; a list of persons or business entities having direct or indirect authority over the management or policies of the Compassion Center; a list of persons or business entities having 5.0% or more ownership in the Compassion Center, including owners of any business entity which owns all or part of the land or building; and the identities of creditors holding a security interest in the premises, if any. Applications must also include an example of the design and security features of medical marijuana containers which demonstrates compliance with the regulations.

When the Department notifies an applicant that its application to operate a Compassion Center has been approved, it must submit a number of additional items before the registration certificate authorizing operation of a Compassion Center will be issued: a certification fee of US$40,000; the legal name, articles of incorporation, and bylaws of the Compassion Center; the physical address of the Compassion Center and any other address used for cultivation; evidence of compliance with zoning laws, other location restrictions, and the State Fire Code; and updates to previously submitted information.

Delaware Dispensary Requirements

Registered Compassion Centers are required to keep detailed financial reports of proceeds and expenses; maintain inventory, sales, and financial records in accordance with generally accepted accounting principles; and provide Department or Department-contracted audit firms with access to its books and records.

Compassion Centers must comply with a detailed process for disposing of unusable marijuana. A Compassion Center must immediately update its inventory system to reflect a disposal of marijuana, and the marijuana waste must be stored, secured, and managed in a manner that renders the waste unusable. Delaware also prohibits the use of pesticides on marijuana.

The Department has promulgated regulations specific to the dispensing of marijuana. Marijuana must be dispensed in sealed, tamperproof containers clearly identified as having been issued by the Compassion Center and that include certain disclosures. The containers should be accompanied by written instruction that the marijuana shall remain in this container when it is not being prepared for ingestion or being ingested. Compassion Centers must verify the patient’s or caregiver’s identification card as valid before dispensing marijuana, and marijuana must not be dispensed to a person other than a qualifying patient or primary caregiver. The maximum amount a Compassion Center can dispense to a single patient is 3 ounces during a 14-day period.

Delaware Licenses

Columbia Care operates through a management services arrangement with Columbia Care Delaware LLC, a non- profit affiliate that holds a Compassion Center license and operates a dispensary and a manufacturing center, as noted in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC01	Milford, DE	09/15/22	Cultivation and Manufacturing Facility
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC02	Smyrna, DE	09/15/22	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC06	Wilmington, DE	09/15/22	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC07	Rohoboth Beach, DE	09/15/22	Dispensary

Compassion Centers’ registrations expire every two years. A renewal application must be submitted between 90 and 30 days prior to the expiration of the current registration certificate. With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care Delaware LLC would expect to receive the applicable renewed licenses in the ordinary course of business.

Delaware Security, Storage, and Transportation Requirements

Compassion Centers must store marijuana in a locked area with adequate security. The adequacy of security is to be determined based on the quantity of usable marijuana on hand, the Compassion Center’s inventory system, the number of people with access to the marijuana, the location of the Compassion Center, the scope and sustainability of the alarm system, and the root cause analysis of any prior breaches. Compassion Centers are also subject to detailed security and inventory-management requirements. A Compassion Center must implement appropriate security and safety measures to deter and prevent the unauthorized entrance into areas containing marijuana and the theft of marijuana. This includes access and entry limitations; maintaining a fully operational alarm system with immediate automatic notification to alert local authorities of a security breach; maintaining a log of security inspections and tests, alarm activations, and security breaches; and instituting a 24/7 video surveillance system covering areas in which marijuana is handled. The Department has also instituted a number of inventory controls. Compassion Centers must utilize a bar-coding inventory control system to track sales and inventory data; store marijuana in a locked area with adequate security; and conduct and document monthly inventory reviews and bi-annual comprehensive inventory reviews.

A registered Compassion Center agent must have documentation when transporting marijuana on behalf of the registered Compassion Center that specifies the amount of marijuana being transported, the date the marijuana is being transported, the registry ID certificate number of the registered Compassion Center or registered safety compliance facility, and a contact number to verify that the marijuana is being transported on behalf of the registered Compassion Center or registered safety compliance facility.

Department Inspections

Compassion Centers are also subject to inspections by the Department’s Office of Medical Marijuana. These inspections may include: a review of the Compassion Center’s financial and dispensing records; a review of the physical facility; an inspection for pesticides, fungus, or mold; and random sampling of marijuana plants. Moreover, the Department or an independent auditor with which it contracts shall at all times have access to all books and records kept by any Compassion Center.

FLORIDA

Florida Regulatory Landscape

In 2014, the Florida Legislature passed the Compassionate Use Act which was the first legal medical cannabis program in the state’s history. The original Compassionate Use Act only allowed for low-THC cannabis to be dispensed and purchased by patients suffering from cancer and epilepsy. In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. Also in 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed with a 71.3% majority on November 8. This language amended the state constitution and mandated an expansion of the state’s medical cannabis program.

The Florida Medical Marijuana Legalization Initiative, Amendment 2 (“Amendment 2”), and the expanded qualifying medical conditions, became effective on January 3, 2017. The Florida Department of Health, physicians, dispensing organizations, and patients are also subject to Article X Section 29 of the Florida Constitution and § 381.986 of the Florida Statutes. On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program by replacing large portions of the existing Compassionate Use Act, which officially became law on June 23, 2017. The law regulating Amendment 2 provides for another four licenses to be issued for every 100,000 patients added to the state’s medical marijuana registry and allows growers to open 25 dispensaries, plus an additional five dispensaries for every 100,000 patients. The 2017 legislation’s cap on dispensing facilities expired on April 1, 2020 and there is now no limit. There is also no state-imposed limitation on the permitted size of cultivation or processing facilities in Florida, nor is there a limit on the number of plants that may be grown. The Department of Health, Office of Medical Marijuana Use (“OMMU”) is expected to issue up to 27 new vertically integrated medical marijuana treatment center licenses by July 1, 2023.

Additionally, in 2017, the Florida legislature passed an act developing an industrial hemp pilot project, which created the framework for legalized industrial hemp in Florida. The pilot project allowed for the research of industrial hemp. In 2019, the State Hemp Program (the “FL Act”) became effective and expanded the hemp program in Florida. The FL Act permitted the development of a state hemp plan by the Florida Department of Agriculture and Consumer Services (“FDACS”). In 2020, FDACS submitted a state plan for regulation of industrial hemp to the U.S. Department of Agriculture for approval pursuant to the 2018 Farm Bill. The U.S. Department of Agriculture has approved Florida’s plan.

The Florida Hemp Program includes several regulatory requirements. FDACS requires any individual or entity processing, manufacturing, distributing, retailing, or growing hemp to obtain a permit with FDACS. Other requirements include testing to ensure the hemp has a permissible THC level of under 0.3%; inventory of land used for cultivation of hemp; disposal procedure plans; submission to inspection by and information sharing with FDACS; and state certification. Intentional violations of the Act and FDACS’s rules may result in criminal penalties and a loss of license. Repeated negligent violation may result in a suspension of license.

Columbia Care (through its subsidiary in the State of Florida) is materially compliant with applicable licensing requirements and the regulatory framework enacted by the State of Florida.

Florida Licenses

Subsection 381.986(8)(a) of the State of Florida Statutes provides a regulatory framework that requires licensed producers, which are statutorily defined as “Medical Marijuana Treatment Centers” (“MMTC”), to cultivate, process and dispense medical cannabis in a vertically integrated marketplace. Licenses issued by the Department may be renewed biennially so long as the license meets the requirements of the law and the license holder pays a renewal fee. License holders can only own one license.

Under the terms of its MMTC license, Columbia Care’s 100%-owned subsidiary, Columbia Care Florida, is permitted to sell medical cannabis only to qualified medical patients that are registered with the state. Only certified physicians who have successfully completed a medical cannabis educational program can register patients and their medical cannabis orders on the Florida Office of Compassionate Use Registry. Pursuant to subsection 381.986(8)(a)(5)(b) of the State of Florida Statutes, MMTCs may not establish more than the maximum number of dispensing facilities allowed in each region of the state, as determined by the Department of Health based on a population-centric formula. Dispensaries may otherwise be in any geographic location within the state as long as the local municipality’s zoning regulations authorize such a use and the proposed site is zoned for a pharmacy and not within 500 feet of a church or school. In the State of Florida, only cannabis that is grown in the state can be sold in the state. As Florida is a vertically integrated system, Columbia Care Florida is able to cultivate, harvest, process and sell/dispense/deliver its own medical cannabis products. The State of Florida also allows Columbia Care Florida to make a wholesale purchase of medical cannabis from, or a distribution of medical cannabis to, another licensed dispensing organization within the state under certain circumstances such as crop failure.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Florida LLC	Medical Marijuana Treatment Center – MMTC-2017-0011	Multiple Locations	05/19/22	Authorizes Columbia Care Florida to cultivate, process, transport and dispense cannabis for medical use
Columbia Care Florida LLC	License to Cultivate Hemp – 12_4B86A8D7	Arcadia, FL	01/12/22	License to cultivate industrial hemp.

Florida Reporting Requirements

The Florida Department of Health requires that any licensee establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the Florida Department of Health to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of when marijuana seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Additionally, the Florida Department of Health also maintains a patient and physician registry and Columbia Care must comply with requirements and regulations relative to providing required data or proof of key events to said system.

Florida Licensing Requirements

Licenses issued by the Department may be renewed biennially so long as the licensee meets requirements of the law and pays a renewal fee. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care

Florida would expect to receive the applicable renewed license in the ordinary course of business. While Columbia Care’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that the licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of Columbia Care and have a material adverse effect on its business, financial condition, results of operations, or prospects.

MMTC license holders can only own one license. An MMTC applicant must demonstrate that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture, (iii) they have the technical and technological ability to cultivate and produce cannabis, including, but not limited to, low-THC cannabis, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of raw materials, finished products, and by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably required to dispense cannabis to registered qualified patients statewide or regionally as determined by the Department, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the Department, (viii) its owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, and ensure that a medical director is employed to supervise the activities of the MMTC, and (ix) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the Department, the applicant must post a performance bond of up to US$5 million, which may be reduced by meeting certain criteria such as a minimum patient count.

Florida Dispensary Requirements

An MMTC may not dispense to a patient more than a 70-day supply of cannabis within a 70-day period, except an MMTC may not dispense more than a 35-day supply of marijuana in a form for smoking within a 35-day period. By law, a 35-day supply is 2.5 ounces of whole flower. The MMTC employee who dispenses the cannabis must enter into the registry his or her name or unique employee identifier. The MMTC must verify that: (i) the qualified patient and the caregiver, if applicable, each has an active registration in the registry and active and valid medical cannabis use registry identification card, (ii) the amount and type of cannabis dispensed matches the physician certification in the registry for the qualified patient, and (iii) the physician certification has not already been filled. An MMTC may not dispense to a qualified patient younger than 18 years of age, only to such patient’s caregiver. An MMTC may not dispense or sell any other type of cannabis, alcohol, or illicit drug-related product, except a cannabis delivery device as specified in the physician certification. An MMTC must, upon dispensing, record in the registry:

(i) the date, time, quantity and form of cannabis dispensed,

(ii) the type of cannabis delivery device dispensed, and

(iii) the name and registry identification number of the qualified patient or caregiver to whom the cannabis delivery device was dispensed. An MMTC must ensure that patient records are not visible to anyone other than the patient, caregiver, and MMTC employees.

Florida Security, Transportation, and Storage Requirements

Each MMTC must maintain a video surveillance system with specified features. MMTCs must retain video surveillance recordings for at least 45 days, or longer upon the request of law enforcement.

An MMTC’s outdoor premises must have sufficient lighting from dusk until dawn. An MMTC’s dispensing facilities must include a waiting area with sufficient space and seating to accommodate qualified patients and caregivers and at least one private consultation area and such facilities may not display products or dispense cannabis or cannabis delivery devices in the waiting area and may not dispense cannabis from its premises between the hours of 9:00 p.m. and 7:00 a.m. but may perform all other operations and deliver cannabis to qualified patients 24-hours a day.

Cannabis must be stored in a secured, locked room or a vault. An MMTC must have at least two employees, or two employees of a security agency, on the premises at all times where cultivation, processing, or storing of cannabis occurs. MMTC employees must wear a photographic identification badge and visitors must wear a visitor pass at all times on the premises. An MMTC must report to law enforcement within 24 hours after the MMTC is notified of or becomes aware of the theft, diversion or loss of cannabis.

A cannabis transportation manifest must be maintained in any vehicle transporting cannabis or a cannabis delivery device. The manifest must be generated from the MMTC’s seed-to-sale tracking system and must include the: (i) departure date and time, (ii) name, address, and license number of the originating MMTC, (iii) name and address of the recipient, (iv) quantity and form of any cannabis or cannabis delivery device being transported, (v) arrival date and time, (vi) delivery vehicle make and model and license plate number; and (vii) name and signature of the MMTC employees delivering the product. Further, a copy of the transportation manifest must be provided to each individual, MMTC that receives a delivery. MMTCs must retain copies of all cannabis transportation manifests for at least three years. Cannabis and cannabis delivery devices must be locked in a separate compartment or container within the vehicle and employees transporting cannabis or cannabis delivery devices must have their employee identification on them at all times. Lastly, at least two people must be in a vehicle transporting cannabis or cannabis delivery devices, and at least one person must remain in the vehicle while the cannabis or cannabis delivery device is being delivered.

Florida Inspections

The Department conducts announced and unannounced inspections of MMTCs to determine compliance with the laws and rules. The Department shall inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The Department shall conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

ILLINOIS

Illinois Regulatory Landscape

The Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with a debilitating medical condition access to medical marijuana, became effective January 1, 2014 and has since been made permanent and retitled as the Compassionate Use of Medical Cannabis Program Act. There are over 35 qualifying conditions as part of the medical program, including epilepsy, traumatic brain injury, and post-traumatic stress disorder. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, which provides access to medical marijuana for individuals who have or could receive a prescription for opioids.

Illinois’ retail market size for medical cannabis in 2018 was over US$136 million, representing an over 160% year- over-year increase. Total retail sales by licensed medical cannabis dispensaries since November 2015 are over US$1.1 billion in aggregate.

In March 2018, Cook County voters (Cook County is the most populous county in the state, encompassing all of Chicagoland metro area) responded positively for state-wide adult-use legalization with a 63% majority in a non- binding vote. In November 2018, Illinois elected J.B. Pritzker as governor. Pritzker supported legalizing marijuana during his campaign.

Illinois enacted the Cannabis Regulation and Tax Act in June 2019 (the “IL Act”). The IL Act legalized the adult use of marijuana effective January 1, 2020. Under the IL Act, Illinois residents age 21 and older are allowed to possess any combination of (i) up to 30 grams of raw marijuana, (ii) marijuana infused products containing no more than 500 mg of THC; and (iii) 5 grams of marijuana in concentrated form. Non-residents can possess any combination of (i) up to 15 grams of raw marijuana, (ii) marijuana infused products containing no more than 250 mg of THC; and (iii) 2.5 grams of marijuana in concentrated form. The IL Act authorizes the Illinois Department of Financial and Professional Regulation (“IDFPR”) to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 1, 2020 and an additional 110 conditional licenses during 2021. Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. No person can hold a financial interest in more than 10 dispensing organizations.

Following backlash related to the IDFPR’s adult-use license rollout, on July 15, 2021, Governor Pritzker signed House Bill 1443, now Public Act 102-0098, modifying the IL Act and the Compassionate Use of Medical Cannabis Program Act and establishing a more comprehensive criteria to award the adult-use licenses. Lotteries for the adult-use licenses were held July 29, 2021, August 5, 2021, and August 19, 2021. IDFPR has issued 110 Adult Use Dispensing Organization licenses to date.

The Illinois Department of Agriculture is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The Department has issued approximately 21 Early Approval Adult Use Cultivation Centers to date. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation center are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The Department is also permitted to license up to 40 craft growers and 40 infuser organizations by July 1, 2020 and another 60 of each license type by the end of 2021. To date, the Department has issued 82 craft grower licenses and 31 infuser licenses.

The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans for complying with the requirements. Applicants for dispensary licenses must, for example, include an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan. Applicants for craft growers must similarly submit a facility plan, an employee training plan, a security a record keeping plan, a cultivation plan, a product safety and labeling plan, a business plan, an environmental plan, and more.

Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Cultivation licenses are subject to similar operational requirements, such as complying with detailed security and storage requirements, and must also establish plans to address energy, water, and waste- management needs. Dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

The Illinois Department of Agriculture is authorized to promulgate regulations for cultivators, craft growers, infuser organizations, and transporting organizations, and the IDFPR is authorized to regulate dispensaries. The Department of Agriculture’s final rules took effect on June 3, 2020, while the IDFPR has not yet issued final regulations for the adult- use program.

The IDFPR issued an emergency rule regarding relocation of Early Approval Adult Use Dispensing Organization Licenses (“Early Approval License”), which became effective on October 12, 2021 and will expire 150 days from the effective date. This rule permits Early Approval License holders to apply to relocate their dispensary on a form prescribed by the IDFPR.

Additionally, in 2015, the Illinois Industrial Hemp Pilot Program became effective pursuant to the 2014 Farm Bill. This statute enabled researchers and higher education institutions to grow hemp for educational and research purposes. The Illinois Department of Agriculture (“IDOA”) administered the Industrial Hemp Pilot Program. In 2018, the Illinois Industrial Hemp Act (the “IL Hemp Act”) became effective. The IL Hemp Act allowed for the growing and processing to expand beyond researchers and higher education institutions and allowed planting and processing by farmers and others. IDOA was given authority to develop and oversee rules for the state hemp program.

IDOA promulgated rules for the state’s hemp program in 2019. An individual or entity cultivating, processing, or handling hemp must obtain a license from IDOA. The IL Hemp Act subjects licensees to several regulatory requirements. These include filing a report on the harvest and planting; submission to inspection and sampling at the discretion of IDOA; testing to ensure the hemp has a permissible THC level of under 0.3%; and certain restrictions on the sale and transport of hemp. Intentional violations of the IL Hemp Act and IODA’s rules may result in criminal penalties and a loss of license. Repeated negligent violation may result in a suspension of license.

In 2020, the U.S. Department of Agriculture approved the Illinois hemp production plan.

Columbia Care (through its subsidiaries in the State of Illinois) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Illinois.

Illinois Licenses

The table below lists the licenses issued to Columbia Care with respect to its operations in Illinois. Under applicable laws, the licenses permit Columbia Care to, collectively, cultivate and dispense marijuana pursuant to the terms of the licenses, which are issued by the Department of Agriculture and the Department of Financial and Professional Regulation under the provisions of Illinois Revised Statutes 410 ILCS 130 and 410 ILCS 705. All licenses are, as of the date hereof, active with the State of Illinois.

There are two categories of medical cannabis licenses in Illinois: (1) cultivation/processing and (2) dispensary. The licenses are independently issued for each approved activity. All cultivation/processing establishments must register with Illinois Department of Agriculture. All dispensaries must register with the Illinois Department of Financial and Professional Regulation. If applications contain all required information, and after vetting by officers, establishments are issued a medical marijuana establishment registration certificate. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email from the Department of Agriculture or the Department of Financial and Professional Regulation and include a renewal form. Adult-use dispensary licenses must be renewed with the IDFPR prior to March 31 of every even-numbered year, while adult-use cultivation center licenses must be renewed annually.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Curative Health LLC	IL Dept. of Financial & Professional Regulation Certificate – 280.000044-DISP	Chicago, IL	08/29/2022	Registered Medical Cannabis Dispensing Organization Certificate

Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000024-AUDO	Chicago, IL	03/31/2022	Registered Adult-Use Cannabis Dispensing Organization Certificate

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description

Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000065-AUDO	Villa Park, IL	03/31/2022	Registered Adult-Use Cannabis Dispensing Organization Certificate

Curative Health Cultivation, LLC	IL Dept. of Agriculture Early Approval Adult Use Cultivation Center License #1512040751-EA	Aurora, IL	03/31/2022	Early Approval Adult-Use Cultivation Center License

Curative Health Cultivation, LLC	IL Dept. of Agriculture Medical Cannabis Cultivation Permit #1512040751	Aurora, IL	12/04/2022	Medical Cannabis Cultivation Center Operating Permit

Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Industrial Hemp Processor License – #1204-332	Aurora, IL	12/31/2022	Registered Industrial Hemp Processor License

Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Cannabis Transporter License #1512040751-TR	Aurora, IL	07/14/22	Registered Cannabis Transporter License

Illinois License and Regulations

The medical marijuana retail dispensary license permits Columbia Care to purchase marijuana and marijuana products from cultivation/processing facilities and allows the sale of marijuana and marijuana products to registered patients. The adult-use dispensing organization license permits Columbia Care to acquire cannabis from a cultivation center, craft grower, processing organization, or another dispensary for the purpose of selling or dispensing cannabis, cannabis-infused products, cannabis seeds, paraphernalia, or related supplies to adult use purchasers and to qualified registered medical cannabis patients and caregivers.

The medical cultivation license permits Columbia Care to acquire, possess, cultivate, manufacture/process into edible medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The adult-use cultivation center license permits Columbia Care to cultivate, process, and perform other necessary activities to provide cannabis and cannabis-infused products to cannabis business establishments.

Illinois Dispensary Requirements

Curative Health LLC must operate in accordance with the representations made in its application and registration packet. It must include its name on the packaging of any cannabis product it sells. All medical products must be obtained from an Illinois registered medical cultivation center, while all adult-use products must be obtained from a licensed adult-use cultivation center, craft grower, processing organization, or another dispensary. Curative Health LLC must inspect and count product it receives before dispensing it. It may only accept cannabis products which come properly packaged and labeled from such cultivation center suppliers. The dispensary must also stay in compliance with all applicable building, fire, and zoning requirements or regulations. The dispensary may not operate a drive through window, nor may it offer delivery services. Curative Health LLC may only operate between 6 a.m. and 8 p.m. local time for medical sales and 6 a.m. to 10 p.m. for adult-use sales, and two or more employees must be present at all times.

Each dispensary must submit a list of all third-party vendors to the Department of Financial and Professional Regulation – Division of Professional Regulation and the name of all service professionals that will work at the dispensary. The list must include a description of the type of business or service provided, and changes to the service professional list must be promptly provided. No service professional may work in the dispensary until his or her name is provided to the Department of Financial and Professional Regulation – Division of Professional Regulation on the service professional list.

Curative Health LLC may not produce or manufacture cannabis at its dispensary, nor may it allow the consumption of cannabis there. It is prohibited to sell cannabis or cannabis-infused products to a consumer unless the individual presents an active registered identification card issued by the Department of Public Health or presents valid government identification verified using an electronic scanning device and showing that the consumer is at least 21 years of age.

Curative Health LLC may not enter into an exclusive agreement with any supplier, and it must deal with all suppliers on the same terms. It may not contract with, pay, or have a profit-sharing arrangement with third party groups that assist individuals with finding a physician or completing the patient or participant application; nor may it pay a referral fee to a third-party group for sending it patients or participants. No more than 40% of its adult-use inventory may originate from a single supplier.

Illinois Reporting Requirements

The state of Illinois uses BioTrack as the state’s computerized T&T system for seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. Columbia Care integrates its in-house tracking system with the state’s BioTrack program to capture the data points required by the Illinois Compassionate Use of Medical Cannabis Pilot Program Act and the Cannabis Regulation and Tax Act.

Illinois Storage and Security Requirements

As to its cultivation facility, the adult-use and medical-use laws and regulations require Columbia Care to store marijuana and marijuana infused products in a safe, vault, or secured room in such a manner to prevent diversion, theft, or loss. Marijuana that is not a finished product must likewise be maintained in a secured area within the facility only accessible to authorized personnel. Locks and security equipment safeguarding the marijuana must be kept in good working order, and the storage areas must be locked and protected from unauthorized access.

The cultivation facility must also have an operational 24-hour, seven-days-a-week, closed circuit television surveillance system on the premises that complies with certain regulatory minimum standards. Access to the surveillance area is restricted to those people who are essential to surveillance operations, law enforcement agencies, security system service personnel, and the regulator. In addition, video surveillance recordings must be retained for 90 days at the facility and an additional 90 days off site.

Columbia Care must also maintain an alarm system at its cultivation facility. The cultivation facility must maintain and use a professionally monitored robbery and burglary alarm system that meets certain regulatory minimum standards. A qualified alarm system vendor must test the system annually.

With respect to its Illinois dispensary, Columbia Care must store inventory on site in a secured and restricted access area consistent with the security regulations and track its inventory in accordance with the inventory tracking regulations. Containers storing medical marijuana that have been tampered with or opened must be stored separately until disposed; such materials can only be stored at the dispensary for one week.

The dispensary must also implement security measures to deter and prevent entry into and theft from restricted access areas that contain marijuana and/or currency. This includes having a commercial grade alarm and surveillance system installed by an Illinois licensed private alarm contractor or private alarm contractor agency. The facility must also have security measures to protect the premises, customers and dispensing organization agents.

Illinois Transportation Requirements

Cultivation centers may transport cannabis in accordance with certain guidelines; however, cultivation centers will be prohibited from transporting adult-use cannabis without obtaining a separate transporting organization license beginning on July 1, 2020.

For medical marijuana, prior to transportation, a cultivation center must complete a shipping manifest using a form prescribed by the Department of Agriculture. The cultivation center must transmit a copy of the manifest to the dispensary facility that will receive the products and to the Department of Agriculture before the close of business the day prior to transport. Such shipping manifests must be maintained, and they must be provided to the Department of Agriculture at its request. Cannabis may only be transported in a locked storage compartment or container, and it must not be visible from outside the vehicle. Motor vehicles may not make detours while transporting cannabis except to dispensary facilities or laboratories, refueling stops, or emergencies. Emergencies must be immediately reported to 911 and the cultivation center, and the cultivation center must immediately notify the Department of Agriculture. Deliveries must be randomized, and there must be a minimum of two employees on each transport team. At least one team member must remain with the vehicle whenever the vehicle contains cannabis. Every delivery team member must have a secure means of contacting personnel at the cultivation center, as well as the ability to contact emergency personnel. Each team member must also have his or her department-issue identification card at all times when transporting cannabis and must produce it upon request by the Department of Agriculture or law enforcement.

The requirements for adult-use cannabis transported by a licensed transporting organization are similar. Cannabis must be pre-packaged in a sealed cannabis container by the business shipping the cannabis. The transporting organization cannot open the container. The transporting organization must maintain a daily inventory of all cannabis that it transports, containing names of the agents and businesses shipping and receiving the cannabis and a notation of the traceable information located on the cannabis container, such as the type of cannabis and the weight. In addition to other safety and security requirements, all transportation vehicles must be equipped with a GPS tracking system that stores historic data for no less than 12 months. The Department is permitted to search all historic and real-time GPS data upon request.

Dispensaries may not accept deliveries through public areas or areas where patrons may be. Deliveries must be accepted through a secure area unless otherwise approved by the Department of Financial and Professional Regulation– Division of Professional Regulation.

Illinois Inspections

Dispensaries and cultivation centers are subject to random and unannounced inspections and cannabis testing. They must also make all records, logs, and reports immediately available for inspection upon request by the Department of Financial and Professional Regulation – Division of Professional Regulation or the Department of Agriculture, as applicable.

MARYLAND

The Maryland Medical Cannabis Commission (the “Maryland MCC”) grants medical cannabis grower, processor, dispensary and transportation licenses. A licensee may hold a license in each category to obtain vertical integration. The applicant must first seek pre-approval from the Maryland MCC to be granted a license.

As part of the pre-approval application, the applicant must submit information related to its operations; safety and security; medical cannabis professionalism; retail management factors; business and economic factors; and other additional factors that may apply. Columbia Care’s 96%-owned subsidiary, Columbia Care MD LLC, received its final license in September 2019 to operate a dispensary.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MD LLC	Medical Cannabis Establishment License #D-19- 00012	Chevy Chase, MD	09/26/25	Dispensary
Green Leaf Medical, LLC	Medical Cannabis Establishment License #G-17-00008	Frederick, MD	08/14/23	Cultivation Facility
Green Leaf Extracts, LLC	Medical Cannabis Establishment License #P-17-00001	Bishopville, MD	08/14/23	Processor Facility
Wellness Institute of Maryland, LLC	Medical Cannabis Establishment License #D-17-00001	Frederick, MD	07/05/23	Dispensary
Sugarloaf Enterprises, LLC	Medical Cannabis Establishment License #D-20-00007(1)	Rockville, MD	03/25/26	Dispensary
Time for Healing LLC	Pre-Approval Stage	Prince George’s County	Pre-Approval Stage	Dispensary

Notes:

(1)	Columbia Care is operating the license under the terms of a management services agreement

Dispensary licenses in Maryland are renewed every six years. Before expiry, licensees are required to submit a renewal application. While renewals are granted every six years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care MD LLC would expect to have its future anticipated license renewed in the ordinary course of business. While Columbia Care’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that licenses will be renewed in the future in a timely manner.

Columbia Care (through its subsidiary in the State of Maryland) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Maryland.

Maryland Licensing Requirements

To become a licensed medical cannabis dispensary, each applicant must submit an application detailing the location of the proposed dispensary, the personal details of each principal officer or director, and operating procedures the dispensary will use. Owners, members, shareholders, officers, and directors of dispensary holding a 5% or greater interest in the company must undergo a criminal and financial background checks. Employees, volunteers and personnel who will be working in the dispensary with access to the non-public areas are required to undergo background checks and register as a dispensary agent with the Maryland MCC.

Maryland Reporting Requirements

Once licensed, the medical cannabis dispensary is required to submit to the Maryland MCC quarterly reports including the following information: (i) the number of patients served; (ii) the county of residence of each patient served; (iii) the medical condition for which medical cannabis was recommended; (iv) the type and amount of medical cannabis dispensed; and (v) if available, a summary of clinical outcomes, including adverse events and any cases of suspected diversion. The medical cannabis dispensary must not include any patient personal information in the quarterly report.

Maryland Inspections

Licensees must be inspected by the Maryland MCC prior to receiving approval from the Maryland MCC to be authorized to begin cultivation, processing, and dispensing. Licensees are eligible to apply to renew their license every two years during which time a full inspection of the facility is performed. Spot-inspections may be performed at the dispensary at any time and without advance notice.

Maryland Safety and Security Requirements

As part of the medical cannabis dispensary application, the applicant must provide information about the dispensary’s operating procedures consistent with the oversight regulations established by the Maryland MCC, including the following: (i) storage of cannabis and products containing cannabis only in enclosed and locked facilities; (ii) security features and procedures; (iii) how the dispensary will prevent diversion; and (iv) safety procedures. As part of the safety and security requirements, the applicant must detail how the premises will be constructed to prevent unauthorized entry, including a designation of a secured room meeting high-security requirements. The applicant must describe how it would train all registered dispensary agents on safety procedures, including responding to: (i) a medical emergency; (ii) a fire; (iii) a chemical spill; and (iv) a threatening event including: (a) an armed robbery, (b) an invasion, (c) a burglary, or (d) any other criminal incident.

The applicant must describe its security and surveillance plan with information including the following: (i) an alarm system that covers perimeter entry points, windows, and portals at the premises that: (a) will be continuously monitored; (b) detects smoke and fire capabilities; (c) detects power loss capabilities; (d) includes panic alarm devices mounted at convenient, readily-accessible locations through the licensed premises; (e) inclusion of a second, independent alarm system to protect where records are stored on- and off-site and where any secure room holds medical cannabis; (f) equipped with auxiliary power to continue operation for at least 48 hours; (ii) a video surveillance system that: (a) records continuously for 24 hours per day for 365 days a year without interruption, (b) has cameras in fixed places that allow for the clear facial identification and of activities in the controlled areas of the premises, including where medical cannabis is packaged, tested, processed, stored, or dispensed, (c) has the capability of recording clear images and displays the time and date of the recording, and (d) demonstrates a plan for retention of recordings for at least 30 days.

Following issuance of a license, no major renovation or modification may be undertaken without notification to the Maryland MCC. Other than while the dispensary is open for business and one hour before and one hour after, the medical cannabis inventory must be stored in the secure room.

Medical cannabis products are subject to testing for contaminants by an independent testing laboratory. In November 2019, the Maryland MCC mandated enhanced testing requirements for vape cartridges and disposable vape pens. Such products must be screened for vitamin E acetate, and any product found to contain vitamin E acetate is prohibited from being sold to patients.

Maryland Operating Requirements

As part of the dispensary application, the applicant must provide information about the dispensary’s operations, including the following: (i) communication systems; (ii) facility odor mitigation; and (iii) back-up systems for cultivation and processing systems. The applicant must establish a standard operating procedure of the receipt, storage, packaging, labelling, handling, tracking, and dispensing of products containing medical cannabis and medical cannabis waste.

In addition, the applicant must provide information about the dispensary’s medical cannabis professionalism, including the following information: (i) experience, knowledge, and training in training dispensary agents in the science and use of medical cannabis; and (ii) use of a clinical director (optional).

The applicant must also provide information about the dispensary’s retail management operations, including the following: (i) a detailed plan to preserve the quality of the medical cannabis; (ii) a plan to minimize any negative impact on the surrounding community and businesses; (iii) a detailed inventory control plan; and (iv) a detailed medical cannabis waste disposal plan.

The business and economic factors of the dispensary business must also be detailed, including the following information: (i) a business plan demonstrating a likelihood of success, demonstrating sufficient business ability and experience on the part of the applicant, and providing for appropriate employee working conditions, benefits, and training; (ii) demonstration of adequate capitalization; and (iii) a detailed plan evidencing how the dispensary will enforce the alcohol and drug free workplace policy.

Additional information the applicant must also provide includes the following: (i) demonstration of Maryland residency among the owners and investors; (ii) evidence that the applicant is not in arrears regarding any tax obligation in Maryland or other jurisdictions; and (iii) the medical cannabis extracts and medical cannabis-infused products proposed to be dispensed with proposed cannabinoid profiles, including varieties with high CBD content, and the varieties of routes of administration.

Maryland Record Keeping and Inventory Tracking

Maryland requires use of a seed-to-sale tracking system software operated by Metrc LLC (“METRC”). Licensees must create and use a perpetual inventory control system that identifies and tracks the stock of medical cannabis from the time it is delivered or produced to the time it is delivered to a patient or qualified caregiver. The applicant must describe how it will assure the integrity of the electronic manifest and inventory control system and that a cannabis transportation agent will continue the chain of custody to a dispensary agent. In May 2020, Maryland amended the medical marijuana statutes to authorize a parent or legal guardian of a medical cannabis patient under 18 to designate up to two additional adults to be caregiver and authorizing the patient to obtain medical cannabis from certain school personnel.

The applicant must retain attendance records and ensure dispensary agents are trained on the record retention and standard operating procedure. Maryland MCC regulators have the authority to audit the records of licensees to ensure they comport with the reporting in METRC.

Maryland Dispensing

In order to dispense medical cannabis, a licensed dispensary is required to comply with various dispensing requirements: (1) require presentment of a written certification from a qualifying patient or caregiver, (2) query the MMCC’s date network to verify that the patient is currently registered and has a certification from a provider, as well as the amount of medical cannabis that has already been dispensed pursuant to the written certification (3) dispense no more than a 30 day supply, (4) refuse to dispense medical cannabis if the patient or caregiver appears to be under the influence of drugs or alcohol. Registered patients and caregivers are required to provide attestations relating to their knowledge of the status of medical cannabis under Maryland and Federal law, as well as limitations on use of medical cannabis, such as keeping away from children and refraining from transfer to any other person.

Maryland Transportation

Only licensed medical cannabis growers, processors, or authorized secure transportation companies may transport business-to-business packages containing medical cannabis. Dispensaries are not authorized to pick up medical cannabis products from licensed growers or processors. Owners and employees of secure transportation companies must register as transportation agents with the Maryland MCC by undergoing criminal and financial background checks, and they must carry identification cards evidencing they hold current registration at all times while in possession of medical cannabis. Transportation agents must possess a current, valid driver’s license and may not wear any clothing or symbols that indicate ownership or possession of medical cannabis while on duty. Medical cannabis transport vehicles must be approved by the Maryland MCC and shall display current registration from the state, be insured, and may not display any sign or illustration related to medical cannabis or a licensee.

Electronic manifests must accompany shipments to record the chain of custody and includes (i) the name and address of the shipping licensee; (ii) the shipping licensees shipment identification number; (iii) the weight and description of each individual package that is part of the shipment, and the total number of individual packages; (iv) the name of the licensee agent that prepared the shipment; (v) the name and address of the receiving licensee; (vi) any special handling or storage instructions; (vii) the date and time the shipment was prepared; (viii) the date and time the package was placed in the secure transport vehicle; and (ix) a listing of any other people who had custody or control over the shipment, and the person’s identity, circumstances, duration and disposition.

Dispensary licensees in Maryland are authorized to perform home delivery directly to patients. To do so, the dispensary must (i) independently verify the patient’s identification and registration status, (ii) enter the transaction in METRC prior to delivery; (iii) perform the delivery through a registered dispensary agent; and (iv) confirm the transaction otherwise complies with other requirements regarding sale of medical cannabis under applicable regulations. All home deliveries must be performed using a properly registered and insured secure medical cannabis transport vehicle. The vehicle may not bear any markings related to medical cannabis.

MASSACHUSETTS (MEDICAL)

The Commonwealth of Massachusetts has authorized the cultivation, possession and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program (the “MUMP”) registers qualifying patients, personal caregivers, Medical Marijuana Treatment Centers (“MMTCs”), and MMTC agents. The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana”, following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (the “Massachusetts Medical Act”). MMTC Certificates of Registration are vertically integrated licenses in that each MMTC Certificate of Registration entitles a license holder to one cultivation facility, one processing facility and one dispensary location. There is a limit of three (3) MMTC licenses per person/entity.

The Commonwealth of Massachusetts Cannabis Control Commission (“CCC”) regulations, 935 CMR 501.000 et seq. (“Massachusetts Medical Regulations”), provide a regulatory framework that requires MMTCs to cultivate, process, transport and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for human immunodeficiency virus (HIV), acquired immune deficiency virus (AIDS), hepatitis C, amyotrophic lateral sclerosis (ALS), Crohn’s disease, Parkinson’s disease, and multiple sclerosis (MS) when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider. The CCC assumed control of the MUMP from the Department of Public Health on December 23, 2018.

Effective January 8, 2021, the CCC repealed certain regulations applicable to co-located medical and adult use facilities and incorporated them into the adult use regulations at 935 CMR 500.00 and the medical regulations at 935 CMR 501.000, as part of an overall update of both sets of regulations. The updated regulations also included the following significant changes:

•	permitting Marijuana “Courier” Licensees to deliver directly to consumers from the premises of licensed marijuana retailer establishments and Marijuana Delivery Operators to purchase wholesale marijuana products directly from marijuana cultivation and product manufacturer establishments and deliver the products directly to consumers from the Delivery Operator’s warehouse location. Both Marijuana Courier and Marijuana Delivery Operator Licensees are reserved for at least 36 months for companies majority-owned and controlled by certain classes of certified Economic Empowerment or Social Equity applicants, for which Columbia Care does not quality;

•	permitting Personal Caregivers to be registered to care for more than one – and up to five – Registered Qualifying Patients at one time; and

•	permitting non-Massachusetts residents receiving end-of-life or palliative care or cancer treatment in Massachusetts to become Registered Qualifying Patients.

Columbia Care (through its subsidiary in the Commonwealth of Massachusetts) is in compliance with applicable licensing requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

Massachusetts Licensing Requirements (Medical)

The Massachusetts Medical Regulations delineate the licensing requirements for MMTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of the Commonwealth of Massachusetts, the Department of Revenue, and the Department of Unemployment Assistance; (ii) no executive, member or any entity owned or controlled by such executive or member directly or indirectly controls more than three MMTC licenses and no person or entity can maintain more than 100,000 square feet of canopy; (iii) no person with an interest in an independent testing laboratory may have an interest in an MMTC; (iv) an MMTC may not cultivate, prepare or dispense medical cannabis from more than two locations statewide under a single license;

(v) dispensary agents must be registered with the CCC; (vi) an MMTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vii) one executive of an MMTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information (iCORI) system; (viii) the MMTC applicant has at least US$500,000 in its control as evidenced by bank statements, lines of credit or equivalent; (ix) payment of the required application fee; and (x) activities authorized by the MMTC license must only be conducted at the address(es) specified for that license.

An application for an MMTC license must include an Application of Intent, a Background Check, and a Management and Operations Profile. The Application of Intent consists of several requirements, including: (i) documentation that the MTC is registered to do business in Massachusetts and disclosures regarding all persons with direct or indirect control of the business; (ii) documentation regarding the amount and sources of capital available to the MMTC; (iii) the proposed address of the MMTC and documentation regarding the MMTC’s property interest in the proposed address; (iv) an executed host community agreement with a locality; (v) documentation that the MMTC has held a community outreach meeting; (vi) plans to ensure compliance with local codes, ordinances, and bylaws; (vii) a plan to positively impact Area of Disproportionate Impact; and (vii) the application fee. The Background Check section must include: (i) a list of all individuals and entities having direct or indirect control; (ii) identifying information for each listed individual, as well as a CORI Acknowledgment form; and (iii) background information on certain criminal, civil, or administrative actions as to each listed person. The Management and Operational Profile must include, among other requirements: (i) certain business registration information and a certificates from the Secretary of the Commonwealth, the Department of Revenue, and the Department of Unemployment Assistance; (ii) a timeline for achieving operation of the MMTC and evidence of the MMTC’s ability to timely operationalize; (iii) a plan to obtain liability insurance (or to utilize an escrow account in lieu of insurance); (iv) a detailed summary of the MMTC’s business plan; (v) a detailed summary of the MMTCs operating policies, including security, diversion prevention, cannabis storage, transportation, inventory, quality control, personnel, dispensing procedures, record-keeping, financial records, and diversity plans; (vi) qualifications and trainings for MMTC agents; (vii) proposed hours of operation and disclosure of emergency contacts; (viii) a home delivery plan (if applicable); (ix) a cultivation plan; (x) a list of products the MMTC intends to produce; and (xi) a summary of the MMTC’s plan to provide reduced-cost or free cannabis to patients with financial hardship.

Upon the determination by the CCC that an MMTC applicant has met the above requirements in a satisfactory fashion, the MMTC applicant is required to pay the applicable registration fee and shall be issued a provisional license. Thereafter, the CCC shall review architectural plans for the building of the MMTC’s cultivation facility and/or dispensing facilities, and shall either approve, modify or deny the same. Once approved, the MMTC provisional license holder shall construct its facilities in conformance with the requirements of the Massachusetts Regulations. Once the CCC completes its inspections and issues approval for an MMTC of its facilities, the CCC shall issue a final license to the MMTC applicant. MMTC final licenses are valid for one year and shall be renewed by filing the required renewal application no later than sixty days prior to the expiration of the certificate of registration.

Massachusetts Licenses (Medical)

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD165	Lowell, MA	06/27/22	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD727	Greenfield, MA	10/14/22	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD265	Boston, MA	10/14/22	Medical Dispensary, Cultivation and Product Manufacturing

The licenses in Massachusetts are renewed annually. Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Patriot Care Corp. would expect to receive the applicable renewed license in the ordinary course of business.

Massachusetts MMTC Requirements (Medical)

An MMTC shall follow its written and approved operation procedures in the operation of its MMTC facilities. Operating procedures shall include (i) security measures in compliance with the Massachusetts Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) storage and waste disposal protocols in compliance with state law; (v) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vi) procedures to ensure accurate recordkeeping including inventory protocols; (vii) plans for quality control; (viii) a staffing plan and staffing records; (ix) emergency procedures; (x) alcohol, smoke, and drug-free workplace policies; (xi) a plan describing how confidential information will be maintained; (xii) a policy for the immediately dismissal of MMTC agents engaged in diversion or unsafe practices, or who has been the subject of certain criminal proceedings; (xiii) disclosure of a list of all directors, members, and executives upon request; (xiv) policies and procedures for the handling of cash on MMTC premises including storage, collection frequency and transport to financial institutions; (xv) standards and procedures related to pricing, price changes, and financial hardship; (xvi) policies for energy efficiency and conservation; policies and procedures for workplace safety; and (xvi) a description of the MMTC”s patient education activities. For MMTC cultivation operations, there are 11 tiers of cultivator licenses ranging from a maximum of 5,000 square feet (Tier 1) to between 90,001 to 100,000 square feet of canopy (Tier 11). MMTCs can apply to change their tier classification to expand or reduce production.

The siting of MMTC locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that an MMTC must comply with. More specifically, an MMTC shall comply with all local requirements regarding siting and unless a locality adopts a less restrictive requirement, an MMTC shall not be sited within a radius of five hundred feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed MMTC. The Massachusetts Regulations require that MMTCs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. An MMTC shall only dispense to a registered qualifying patient or caregiver who has a current valid certification.

Massachusetts Security and Storage Requirements (Medical)

An MMTC shall implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MMTC. These measures must include: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MMTC facility; (ii) preventing individuals from remaining on the premises of an MMTC if they are not engaging in activities that are permitted; (iii) disposing of marijuana or byproducts in compliance with law; (iv) establishing limited access areas accessible only to authorized personnel; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MMTC is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the MMTC does not allow a person to conceal themselves. An MMTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and windows and doors, (ii) includes a panic/duress alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all records and the ability to produce a clear, color still photo. The video surveillance system shall have the capacity to remain operational during a power outage. The MMTC shall also maintain a backup alarm system with the capabilities of the primary system, and both systems shall be maintained in good working order and shall be inspected and tested on regular intervals.

Massachusetts Transportation Requirements (Medical)

An MMTC, as an element of its License, is licensed to transport its marijuana to other licensed establishments. Marijuana may only be transported between licensed MMTCs by registered MMTC Agents. Licensed Marijuana Transporters may also transfer marijuana to or from an MMTC. The originating and receiving licensed MMTCs shall ensure that all transported Marijuana Products are linked to the Seed-to-sale tracking program. Any Marijuana Product that is undeliverable or is refused by the destination MMTC shall be transported back to the originating establishment. All vehicles transporting marijuana must be staffed with a minimum of two MMTC Agents. Prior to leaving an MMTC for the purpose of transporting marijuana, the originating MMTC must weigh, inventory, and account for, on video, all marijuana to be transported. Within eight hours after arrival at the destination MMTC, the destination MMTC must re-weigh, re-inventory, and account for, on video, the marijuana. The marijuana must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. Transportation times and routes are randomized and all transport routes remain within the Commonwealth. If the transported product required temperature control, all vehicles and transportation equipment must provide adequate temperature control. Vehicles must also be equipped with a video system.

A vehicle used for transporting Marijuana Products must be: (i) owned or leased by the MMTC or otherwise licensed by the Commission as a third-party transporter; (ii) properly registered, inspected, and insured in the; (iii) equipped with an alarm system approved by the Commission; and (iv) equipped with functioning heating and air conditioning systems appropriate for maintaining correct temperatures for storage of marijuana. Marijuana must not be visible from outside the vehicle and a transport vehicle cannot bear any markings indicating that the vehicle is being used to transport marijuana. Once on board the vehicle, marijuana must be transported in a secure, locked storage compartment that is a part of the vehicle and cannot be easily removed. Vehicles must be equipped with a GPS meeting certain regulatory requirements, and agents must always have access to secure communication devices.

The transporting MMTC Agents must contact the originating location when stopping at and leaving any scheduled location, and regularly throughout the trip, at least every 30 minutes. The originating location must have an MMTC Agent assigned to monitoring the GPS unit and secure form of communication, who must log all official communications with MMTC Agents transporting marijuana. Unexpected stops or incidents, along with discrepancies in inventory, must be reported to the Commission and to law enforcement. A manifest must accompany all deliveries. The manifest must include certain information specified by regulation to identify the shipping, transporting, and receiving persons; the products being transported; and more. Prior to transport, the manifest shall be securely transmitted to the destination MMTC by facsimile or email. On arrival at the destination MMTC, an MMTC Agent must compare the manifest produced by the agents who transported the marijuana to the copy transmitted by facsimile or email. Manifests must be retained for at least a year and made available to the CCC upon request.

Massachusetts Department Inspections (Medical)

The CCC or its agents may inspect an MMTC and affiliated vehicles at any time without prior notice. An MMTC shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MMTC to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MMTC, and the MMTC shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC has the authority to suspend or revoke an MMTC license and to take other disciplinary actions against MMTC license holders.

MASSACHUSETTS (ADULT-USE)

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The Cannabis Control Commission (the “CCC”), a regulatory body created in 2018, licenses adult use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018.

Columbia Care (through its subsidiary in the Commonwealth of Massachusetts) is in compliance with applicable licensing requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

Massachusetts Licensing Requirements (Adult-Use)

Existing MMTCs are given priority status over other applicants (except Economic Empowerment Priority Applicants) in applying for licensure as a Marijuana Establishment. However, the CCC has limited the scope of the priority applicant status to the functions and locations that the MTC currently operates. The same material application requirements exist for a Marijuana Establishment license as an MTC application; namely an application for an MTC license must include an Application of Intent, a Background Check, and a Management and Operations Profile including the content specified in the Massachusetts (Medical) section above.

The adult-use license application process commenced on April 1, 2018 for existing MMTC license holders, and on July 1, 2018 for all non-MMTC license holders. Existing MMTC license holders that timely applied for an adult-use license on or before April 1, 2018 are eligible to receive three adult-use licenses per medical MMTC license. Namely, one integrated MMTC medical license is eligible, if awarded by the CCC, to receive three adult-use licenses as follows: one for cultivation, one for processing, and one for dispensary. Additionally, there are 11 tiers of cultivator licenses ranging from a maximum of 5,000 square feet (Tier 1) to between 90,001 to 100,000 square feet of canopy (Tier 11).

Patriot Care Corp. applied for adult-use licenses for facilities in Lowell, Massachusetts and Greenfield, Massachusetts in May and June 2018. On September 6, 2018, the CCC approved provisional licenses for retail, manufacturing, and cultivation in Lowell, Massachusetts, and retail in Greenfield, Massachusetts. On January 25, 2019, the CCC approved and thereafter issued final marijuana establishment licenses for retail, manufacturing and cultivation of adult-use marijuana in Lowell and retail of adult-use marijuana in Greenfield.

The final licenses allow Patriot Care Corp. to operate the Marijuana Establishments. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Final Marijuana Establishment License #MR281283	Lowell, MA	09/15/22	Dispensary
Patriot Care Corp.	Final Marijuana Establishment License #MP281308	Lowell, MA	09/15/22	Manufacturing
Patriot Care Corp.	Final Marijuana Establishment License #MC281265	Lowell, MA	09/15/22	Cultivation
Patriot Care Corp.	Final Marijuana Establishment License #MR281282	Greenfield, MA	09/15/22	Dispensary
Patriot Care Corp.	Provisional Marijuana Retail License #MR281284	Boston, MA	01/18/22	Dispensary

After receiving the Final Licenses in Lowell and Greenfield, in order to commence operations, Patriot Care Corp. was required to ensure that the following occurred:

1.	Agent registration applications have been approved for all executives, board members, managers, and a sufficient number of employees to operate the Marijuana Establishment;

2.	The establishment’s Metrc administrator has successfully completed all Metrc training and has been allowed assess into the Metrc system;

3.	All necessary agents have successfully logged into Metrc;

4.	Beginning inventory has been entered into Metrc;

5.	All plants are tagged properly;

6.	All labeling and packaging requirements for finished marijuana and marijuana products are compliant with 935 CMR 500 and are ready for inspection;

7.

All marijuana products that are packaged for sale to consumers have traceable lab results and such results were completed by an Independent Testing Laboratory approved by the CCC for licensure (if applicable);

8.

The licensee shall demonstrate that it is in compliance with or has obtained applicable waivers or approvals from the Department of Public Health, as necessary, and provide documents as the Commission may request prior to commencing operations. The licensee may certify compliance on the Post-Final License Request Form;

9.	Documentation from the Department of Revenue stating that the licensee is registered with DOR for sales tax purposes (for retail applications);

10.	All registered agents have personnel files containing background check reports and all applicable information within those background reports were provided within the agent registration applications;

11.

The background check report in each personnel file must have been obtained within 30 days prior to the submission of the agent application, unless the agent application was approved with a submitted background check waiver; and

12.	Ensure that all conditions of the final license have been fully satisfied and are ready for inspection.

Massachusetts Dispensary Requirements (Adult-Use)

Marijuana retailers are subject to certain operational requirements in addition to those imposed on marijuana establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least twenty-one years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per retail customer per day. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue.

Dispensaries must also make patient education materials available to patrons. Such materials must include:

•

A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;

•	A warning that when under the influence of marijuana, driving is prohibited by M.G.L. c. 90, § 24, and machinery should not be operated;

•	Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;

•	Materials offered to consumers to enable them to track the strains used and their associated effects;

•	Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;

•	A discussion of tolerance, dependence, and withdrawal;

•	Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;

•	A statement that consumers may not sell marijuana to any other individual;

•	Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and

•	Any other information required by the CCC.

Transportation requirements for Marijuana Establishments are materially the same as is described above for MMTCs.

Massachusetts Security and Storage Requirements (Adult-Use)

Each marijuana establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

•

Positively identifying individuals seeking access to the premises of the Marijuana Establishment or to whom marijuana products are being transported pursuant to 935 CMR 500.105(14) to limit access solely to individuals 21 years of age or older;

•

Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication permitted by these regulations and its enabling statute are allowed to remain on the premises;

•	Disposing of marijuana in accordance with 935 CMR 500.105(12) in excess of the quantity required for normal, efficient operation as established within 935 CMR 500.105;

•	Securing all entrances to the Marijuana Establishment to prevent unauthorized access;

•

Establishing limited access areas pursuant to 935 CMR 500.110(4), which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;

•	Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft and loss;

•

Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage of marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;

•	Keeping all locks and security equipment in good working order;

•	Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;

•	Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;

•	Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;

•	Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place without the use of binoculars, optical aids or aircraft;

•

Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;

•	Developing sufficient additional safeguards as required by the CCC for marijuana establishments that present special security concerns;

•

At Marijuana Establishments where transactions are conducted in cash, establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss and associated risks to the safety of employees, customers and the general public;

•

Sharing the Marijuana Establishment’s floor plan or layout of the facility with law enforcement authorities, and in a manner and scope as required by the municipality and identifying when the use of flammable or combustible solvents, chemicals or other materials are in use at the Marijuana Establishment; and

•

Sharing the Marijuana Establishment’s security plan and procedures with law enforcement authorities and fire services and periodically updating law enforcement authorities and fire services if the plans or procedures are modified in a material way.

Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

CCC Inspections

The CCC or its agents may inspect a Marijuana Establishment and affiliated vehicles at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of a Marijuana Establishment, all Marijuana Establishment agents and activities, and all records are subject to such inspection. Marijuana Establishments must immediately upon request make available to the Commission all information that may be relevant to a CCC inspection, or an investigation of any incident or complaint. A Marijuana Establishment must make all reasonable efforts to facilitate the CCC’s inspection, or investigation of any incident or complaint, including the taking of samples, photographs, video or other recordings by the CCC or its agents, and to facilitate the CCC’s interviews of Marijuana Establishment agents. During an inspection, the CCC may direct a Marijuana Establishment to test marijuana for contaminants as specified by the CCC, including but not limited to mold, mildew, heavy metals, plant- growth regulators, and the presence of pesticides not approved for use on marijuana by the Massachusetts Department of Agricultural Resources.

Moreover, the CCC is authorized to conduct a secret shopper program to ensure compliance with all applicable laws and regulations.

MISSOURI

Missouri Regulatory Landscape

Article XIV of the Missouri Constitution (“Article XIV”) provides that state-licensed physicians may recommend marijuana to patients for medical purposes and allows for the limited, regulated production, distribution, sale and purchase of marijuana for medical use. At a high level, Article XIV authorizes the Missouri Department of Health and Senior Services (“DHSS”) to promulgate rules for the proper regulation and control of the cultivation, manufacture, dispensing, and sale of marijuana for medical uses, including the licensure of entities authorized to undertake those activities, operational standards for those activities, taxation of retail sales of marijuana for medical use, and the registration of qualified patients. In Missouri, a qualified patient is one that suffers from cancer, epilepsy, glaucoma, intractable migraines, a condition that causes severe and persistent pain, a debilitating psychiatric disorder, HIV/AIDs, a terminal illness, a chronic condition that normally requires a prescription medication that could be physically or psychologically addictive, or another chronic or debilitating condition as certified by a physician.

Pursuant to Article XIV, DHSS promulgated final rules governing the medical marijuana program in May 2019. Following promulgation of the rules, DHSS also undertook a process competitively to license entities in the areas of laboratory testing, cultivation, manufacturing, dispensing, and transportation in summer 2019. DHSS reported that it received approximately 2,270 applications for the various facility licenses, including 582 cultivation facility applications, 430 manufacturing facility applications, and 1,219 dispensary facility applications. Among these, DHSS issued 60 cultivation licenses, 86 manufacturing licenses, 192 dispensary licenses, and 10 laboratory testing licenses. These are the maximum number of licenses currently available under DHSS’s regulations, though the regulations state that DHSS may in the future determine that additional licenses should be issued to meet the demand for medical marijuana of qualifying patients.

Missouri Licenses

Columbia Care MO LLC holds the following licenses in Missouri:

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MO LLC	Medical Marijuana Certificate #MAN000036	Columbia, MO	01/10/23	Certificate for Infused Product Manufacture of Medical Marijuana

Columbia Care MO LLC	Medical Marijuana Certificate #DIS000184	Hermann, MO	01/23/23	Certificate to Dispense Medical Marijuana

Missouri Regulations

DHSS’s regulations establish both general requirements applicable to all licensed facilities, as well as specific requirements for various types of licenses, including manufacturing and dispensary licenses.

All medical marijuana facilities are required to implement inventory control systems that utilize a DHSS-approved seed-to-sale tracking system for the tracking of marijuana products through the seed or immature plant stage through to sale to a qualified patient (or compliant disposal). Medical marijuana facilities are required to install and maintain security equipment designed to prevent unauthorized entrance, and include components of intrusion detection, electronic video monitoring, access limitation and control, and training of security personnel. Medical marijuana facilities are also required to maintain policies and procedures for addressing recalls, and proper labelling and packaging of products. In general, medical marijuana facilities are not permitted to be operated within 1,000 feet of schools or religious facilities. Wastes from medical marijuana facilities, such as solid wastes and wastewater, must be disposed of in accordance with otherwise-applicable Missouri law regarding waste disposal. Medical marijuana wastes are also required to be rendered unusable by mixture with non-marijuana wastes.

Manufacturing facilities, in addition to complying with all otherwise-applicable requirements, are required to develop and maintain an odor mitigation plan, develop a protocol to ensure independent testing of products, plans for minimizing the risk of explosions and fires, and plans to transport medical marijuana to dispensaries in a manner that complies with applicable regulations. Manufacturing facilities that produce ingestible products are required to comply with all otherwise-applicable food safety standards under Missouri law.

Dispensary facilities, in addition to complying with all otherwise-applicable requirements, are required to maintain information accessible to qualified patients regarding such topics as addiction, different strains of medical marijuana and their effects, the risks of medical marijuana use, and prohibitions on consumption of medical marijuana in public places. Dispensary facilities are required to utilize point-of-sale systems that verify a qualified patient’s purchases through the statewide track and trace system, and that require verification of the qualified patient’s government-issued identification. A dispensary may not dispense medical marijuana in excess of what the qualified patient is permitted to purchase under the patient’s physician authorization. Dispensary facilities are required to limit access to qualifying patients and primary caregivers, and to enforce limited access areas throughout the dispensary facility.

NEW JERSEY

New Jersey Regulatory Landscape

New Jersey’s medical marijuana program is governed by the Jake Honig Compassionate Use Medical Cannabis Act, N.J. Stat. § 24:6l-1 et seq. (the “Medical Cannabis Law”), and the implementing regulations of the Cannabis

Regulatory Commission (the “Commission”), N.J.A.C. 17:30A et seq. Pursuant to the Medical Cannabis Law, qualifying patients with debilitating medical conditions may become registered to use medical marijuana. Debilitating medical conditions include: amyotrophic lateral sclerosis, anxiety, cancer, chronic pain, dysmenorrhea, glaucoma, inflammatory bowel disease including Crohn’s disease, intractable skeletal spasticity, migraine, multiple sclerosis, muscular dystrophy, opioid use disorder, positive status for human immunodeficiency virus (HIV) and acquired deficiency syndrome (AIDS), post-traumatic stress disorder, seizure disorder including epilepsy, terminal illness with prognosis of less than 12 months to live, and Tourette’s syndrome. The Medical Cannabis Law creates a permitting regime for “alternative treatment centers” (“ATCs”), which are vertically-integrated medical marijuana businesses. In addition, the Commission’s regulations allow applicants for ATC permits to seek cultivation-, manufacturing-, or dispensing-specific licensure. Holders of an ATC license with a cultivation endorsement can possess, cultivate, plant, grow, harvest, and package usable marijuana; and can display, transfer, transport, distribute, supply, or sell marijuana to other ATCs, but not directly to registered qualifying patients. Holders of an ATC license with a manufacturing endorsement can possess and process usable marijuana; purchase usable marijuana from other ATCs possessing a cultivating endorsement; manufacture products containing marijuana approved by the Commission; conduct research and develop products containing marijuana for approval by the Commission; and can display, transfer, transport, distribute, supply, or sell marijuana and products containing marijuana to other ATCs, but not directly to registered qualifying patients. Finally, holders of an ATC license with a dispensary endorsement can purchase usable marijuana and products containing marijuana from other ATCs authorized to cultivate or manufacture usable marijuana or products containing marijuana; and can possess, display, supply, sell, and dispense, usable marijuana and/or products containing marijuana, to registered qualifying patients.

On July 2, 2019, New Jersey enacted the Jake Honig Compassionate Use Medical Cannabis Act that made several changes to the state’s medical marijuana program. Amongst other changes, the NJ Act: (i) created the Commission, whereas the medical marijuana program was previously regulated by the New Jersey Department of Health, Division of Medicinal Marijuana (“DOH”); (ii) increases the monthly purchasing limit from two to three ounces of dry flower, and after 18 months allows the maximum to be adjusted by regulation; (iii) removes the purchasing limit for terminally ill and hospice patients; (iv) permits the sale of edible products; (v) phases out sales taxes on medical marijuana; (vi) provides reciprocity for patients registered with other state medical marijuana programs; (vii) authorizes home delivery to patients; and (viii) permitted ATCs to apply for up two additional satellite dispensing facilities, a right which expired as of January 2, 2021.

Columbia Care (through its subsidiary in the State of New Jersey) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New Jersey for the medical marijuana program.

On February 22, 2021, the Governor of New Jersey signed into law an adult-use legalization bill entitled the “New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act,” which legalized personal use cannabis for certain adults, subject to State regulations (the “CREAMM Act”). The CREAMM Act provides ATCs specific expanded cultivation rights as well as the right to open up sales to the adult-use marketplace, subject to limited and specified conditions. As it relates to sales into the adult-use marketplace, the CREAMM Act permits ATCs to apply to the Commission for permission to operate as an Expanded ATC, i.e., servicing both the medical and adult-use marketplace, upon the demonstration of meeting the following two conditions:: (1) written approval to operate as an adult-use cannabis establishment from the municipality in which the ATC is located and compliance with said municipality’s local zoning restrictions; and (2) the ATC’s certification that it has sufficient quantities of medical cannabis and, if applicable, medical cannabis products, available to meet the reasonably anticipated needs of registered qualifying conditions. The CREAMM Act also permits ATCs to cultivate from up to two physical locations, provided that the ATC’s combined mature cannabis plant grow canopy between both locations does not exceed 150,000 square feet of bloom space.

On August 19, 2021, the Commission approved the first set of rules governing the state’s adult-use cannabis program. The rules will allow the CRC to begin licensing cannabis businesses. The rules are effective upon their filing with the state’s Office of Administrative Law, until August 19, 2022.Adult-use sales must commence within 1 year of February 22, 2021, although the CRC has temporarily delayed the process beyond that deadline. On November 23, 2021, the Executive Director of the Commission issued guidance to ATCs on the process for submitting Expanded ATC applications, which the Commission anticipates it will begin accepting for review in December of 2021. Should Columbia Care be awarded an Expanded ATC permit, it would be permitted to cultivate, manufacture, and dispense in the adult-use marketplace.

New Jersey Regulations

ATC permits are awarded by a selection committee that evaluates applicants on the following general criteria: (1) submittal of mandatory organizational information; (2) ability to meet the overall health needs of qualified patients and safety of the public; (3) history of compliance with regulations and policies governing government-regulated marijuana programs; (4) ability and experience of applicant in ensuring an adequate supply of marijuana; (5) community support and participation; (6) ability to provide appropriate research data; (7) experience in cultivating, manufacturing, or dispensing marijuana in compliance with government-regulated marijuana programs; and (8) workforce and job creation plan. Information required to be submitted is wide-ranging, and includes identification information and background checks of principals, employees, directors, and other stakeholders, and evidence of compliance with certain state and local laws and ordinances. Columbia Care was awarded a vertically integrated ATC permit as a result of the result of a 2018 Request for Applications (“2018 RFA”), along with five (5) other applicants selected for final approval for vertically integrated ATC permits by the DOH. The Commission has since approved an additional fourteen (14) ATC permits as part of the 2019 Request for Applications (“2019 RFA”), inclusive of four (4) additional vertically integrated permits, and ten (10) stand-alone cultivation permits.

New Jersey Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care New Jersey LLC	Operational Permit #02042020	Vineland, NJ & Deptford, NJ	12/31/21	Cultivation, Processing and Dispensing

Permits expire annually on December 31 and require the submittal of a renewal application 60-days prior to the expiration of an ATC permit. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the permit, Columbia Care New Jersey would expect to receive a renewed permit in the ordinary course of business.

New Jersey Dispensary Requirements

ATCs are subject to a number of regulations regarding their policies, procedures, records, and reporting. For example, ATCs must develop oversight procedures; procedures to ensure safe growing and dispensing operations; security policies; inventory protocols; disaster plans; pricing standards; and crime prevention plans and must maintain careful records, including organizational charts; facility documents; supply-and-demand projections; general business records; detailed sales records; and detailed personnel and training records. ATCs must provide substantial training for their employees and must maintain an alcohol and drug-free workplace.

Holders of an ATC permit are subject to a detailed regulatory scheme encompassing: security, staffing, point-of-sale systems, manufacturing standards, hours of operation, delivery, advertising and marketing, product labeling, records and reporting, and more. As with all jurisdictions, the full regulations (N.J.A.C. 8:64 et seq.) should be consulted for further information about any particular operational area.

New Jersey Storage, Security, and Transportation Requirements

Each ATC is required to provide effective controls and procedures to guard against theft and diversion of marijuana including, when appropriate, systems to protect against electronic records tampering. With respect to security and inventory protocols, ATCs are required to maintain robust security and alarm systems in good working order; test and inspect such security systems; employ policies to limit unauthorized access to areas containing marijuana; adopt security protocols to protect personnel; minimize exterior access and ensure the exterior of the facility has adequate lighting; and notify the proper authorities of reportable losses, security breaches, alarm activations, and electrical failures. ATCs are required to conduct detailed monthly inventories and an annual comprehensive inventory.

Each ATC must install, maintain in good working order and operate a safety and security alarm system at its authorized physical address(es) that will provide suitable protection 24 hours a day, seven days a week against theft and diversion and that provides, at a minimum: (i) immediate automatic or electronic notification to alert state or local police agencies to an unauthorized breach of security at the alternative treatment center; and (ii) a backup system that activates immediately and automatically upon a loss of electrical support and that immediately issues either automatically or electronic notification to state or local police agencies of the loss of electrical support. ATCs must also implement appropriate security and safety measures to deter and prevent the unauthorized entrance into areas containing marijuana and the theft of marijuana and security measures that protect the premises, registered qualifying patients, registered primary caregivers and principal officers, directors, board members and employees of the alternative treatment center. Each ATC must stablish a protocol for testing and maintenance of the security alarm system and conduct maintenance inspections and tests of the security alarm system at the ATC’s authorized location at intervals not to exceed 30 days from the previous inspection and test, and it must promptly implement all necessary repairs to ensure the proper operation of the alarm system. In the event of a failure of the security alarm system due to a loss of electrical support or mechanical malfunction that is expected to last longer than eight hours, an ATC must notify the Department and either provide alternative security measures or close the affected facilities until service is restored. Finally, each ATC must equip its interior and exterior premises with electronic monitoring, video cameras, and panic buttons.

Department Inspections

ATCs are subject to inspection by the Department at any time, with or without notice. ATCs must provide immediate access to all facilities, materials, and information requested by the Department. Failure to cooperate with an onsite assessment and or to provide the Department access to the premises or information may be grounds to revoke the permit of the ATC and to refer the matter to state law enforcement agencies. If a problem is discovered, the ATC must notify the Department in writing, with a postmark date that is within 20 business days of the date of the notice of violations, of the corrective actions the ATC has taken to correct the violations and the date of implementation of the corrective actions.

NEW YORK

New York Regulatory Landscape

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act (A06357E, S07923) (the “CCA”) to provide a comprehensive, safe and effective medical marijuana program to meet the needs of New Yorkers. The program allows ten (10) registered organizations (“Registered Organizations”) to hold vertically integrated licenses and service qualified patients and caregivers. Limited product types are allowed in the state and smoking of cannabis flower is prohibited. The New York State Department of Health (“NYSDOH”) was the regulatory agency overseeing the medical marijuana program at that time. Columbia Care (through its subsidiary in the State of New York) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New York.

On March 31, 2021, New York became the 16th state to legalize the adult-use of marijuana with the enactment of Senate Bill S854A, also known as The Marihuana Regulation and Taxation Act (the “MRTA”). Under MRTA,

the current medical marijuana program is set to undergo several changes. A new Cannabis Control Board, and within it the Office of Cannabis Management (collectively as the “CCB”)—an independent agency operating as part of the New York State Liquor Authority—will be responsible for regulating the adult-use marijuana market as well as the existing medical marijuana and hemp cannabinoid programs Board. The list of medical conditions covered under the CCA will be widened to include additional qualifying conditions, medical patients will no longer be restricted from smoking medical marijuana, and the current limit on marijuana supply for medical patients will be doubled. Medical marijuana license holders may also be allowed to double their existing number of dispensaries for up to a total of eight dispensaries, but no more than three of the dispensary locations will be permitted to serve as adult-use marijuana retail stores. The legislation takes effect immediately, though full implementation will not occur until the Cannabis Control Board develops regulations for the adult-use marijuana program. It is currently expected that full implementation could take between 18 months to two years.

New York Licenses

Columbia Care NY LLC, a wholly-owned subsidiary of Columbia Care, holds certificates of registration for manufacturing in Rochester, New York, and for dispensing in Riverhead, Brooklyn, New York (City), and Rochester, New York (collectively, the “New York Licenses”). Pursuant to the CCA and Medical Use of Marihuana Regulations (Title 10, Chapter XIII, Part 1004) by the NYSDOH, the New York Licenses collectively permit Columbia Care NY LLC to acquire, possess, manufacture, sell, transport, distribute, and dispense medical cannabis in the State of New York. The table lists the licenses issued to Columbia Care NY LLC in respect of its operations in New York.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care NY LLC	MM0301M	Rochester, NY	07/31/23	Cultivation and Manufacturing

Columbia Care NY LLC	MM0307M	Riverhead, NY	07/31/23	Cultivation and Manufacturing

Columbia Care NY LLC	MM0302D	New York, NY	07/31/23	Dispensary

Columbia Care NY LLC	MM0303D	Riverhead, NY	07/31/23	Dispensary

Columbia Care NY LLC	MM0306D	Brooklyn, NY	07/31/23	Dispensary

Columbia Care NY LLC	MM0305D	Rochester, NY	07/31/23	Dispensary

Columbia Care NY, LLC	New York Department of Health—Controlled Substances License No. 0100220	Rochester, NY	03/05/23	Class 1 Manufacturer – Controlled Substances

Columbia Care NY, LLC	New York Department of Health—Controlled Substances License No. 1000105	Rochester, NY	05/16/23	Class 10 Exporter

Columbia Care Industrial Hemp LLC	HEMP-P-000069	Rochester, NY	04/30/22	Industrial Hemp Processor

The New York Licenses are renewed every two years. Before the two-year period ends, licensees are required to submit a renewal application per guidelines published by the NYSDOH. While renewals are granted every two years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care NY LLC would expect to receive the applicable renewed license in the ordinary course of business.

New York Regulations

The New York Licenses permit the sale of medical cannabis products to any qualified patient who possess a physician’s recommendation. Under the terms of the New York Licenses, Columbia Care NY LLC is permitted to sell NYSDOH approved medical marijuana manufactured products to any qualified patient, provided that the patient presents a valid government-issued photo identification and NYSDOH-issued registry identification card proving the patient or designated caregiver meets the statutory conditions to be a qualified patient or designated caregiver. Registry identification cards are valid for one year after the date the certification is signed. The card contains the recommendation from the physician and the limitation on form or dosage of medical marijuana.

For a physician to recommend medical marijuana, the physician must pay for and pass a four-hour NYSDOH approved physician certification training program. The content of the course includes: “pharmacology of marijuana; contraindications; side effects; adverse reactions; overdose prevention; drug interactions; dosing; routes of administration; risks and benefits; warnings and precautions; abuse and dependence; and such other components as determined by the commissioner.” The CCB recently expanded this pool of recommending physicians by identifying that any practitioner who has a license to prescribe controlled substances may certify medical marijuana patients.

In order for a patient or registered caregiver to receive dispensed marijuana, they must be logged into the Prescription Monitoring Program (“PMP”) registry. The PMP registry is monitored by the NYSDOH and contains controlled substance prescription dispensing history and medical marijuana dispensing history to ensure that patients only receive a maximum of 30-days-worth of dispensed product from one Registered Organization. Only registered pharmacists can dispense medical marijuana to approved patients and caregivers.

Allowable forms of medical marijuana in New York State are the following: flower, metered liquid or oil preparations, solid and semisolid preparations (e.g. capsules, chewable and effervescent tablets, lozenges), metered ground plant preparations and topical forms and transdermal patches.

Medical marijuana may not be incorporated into food products by the Registered Organization, unless approved by the CCB.

Qualifying conditions in the state of New York are the following: cancer, HIV infection or AIDS, amyotrophic lateral sclerosis (ALS), Parkinson’s disease, multiple sclerosis, spinal cord injury with spasticity, epilepsy, inflammatory bowel disease, neuropathy, Huntington’s disease, certain types of severe debilitating pain, pain that degrades health and functional capability where medical marijuana is used as an opioid alternative, substance use disorder, or post- traumatic stress disorder. The severe debilitating or life-threatening condition must also be accompanied by one or more of the following associated or complicating conditions: cachexia or wasting syndrome, severe or chronic pain resulting in substantial limitation of function, severe nausea, seizures, severe or persistent muscle spasms, post- traumatic stress disorder, or opioid use disorder.

In the state of New York, only cannabis that is grown and manufactured in the state can be sold in the state. New York is a vertically integrated system; however, it does allow Registered Organizations to wholesale manufactured product to one another. As such, Columbia Care NY LLC is vertically integrated and has the capabilities to cultivate, harvest, process, transport, sell, and dispense cannabis products. Delivery is allowed from dispensaries to patients, however the delivery plan must be pre-approved by the NYSDOH. Columbia Care NY LLC obtained approval for its delivery plan in February 2017 and utilizes its 70% owned subsidiary, CC Logistics Services LLC, to provide home delivery services throughout the state.

New York Dispensary Requirements

A qualified pharmacist must be present at a dispensary whenever medical marijuana products are being dispensed or handled. Dispensing facilities can only sell approved medical marijuana products, related products necessary for the approved forms of administration of medical marijuana, and items that promote health and well-being subject to disapproval of the department and only in such a manner as does not increase risks of diversion, theft or loss of approved medical marijuana products or risk physical, chemical or microbial contamination or deterioration of approved medical marijuana products.

No medical marijuana products may be consumed at a dispensary. Dispensaries must maintain patient confidentiality, including by keeping security footage secure. Dispensaries must affix a label to each medical marijuana product which (1) identifies the patient and caregiver (if any); (2) contains the name of the certifying practitioner, (3) identifies the dispensary name, address, and phone number; (4) provides the dosing and administration instructions; (5) gives the quantity and date dispensed; (6) lists any recommendation or limitation by the practitioner as to the use of medical marijuana; and (7) includes the expiration date of the product once opened. Each package must also include a safety insert approved by NYSDOH and/or CCB.

New York Reporting Requirements

The state of New York has selected BioTrackTHC’s solution as the state’s T&T system used to track commercial cannabis activity and seed-to-sale. The BioTrackTHC system is required to serve as all Registered Organizations’ patient verification system but is optional as the Registered Organization facing tracking system. Columbia Care NY LLC currently uses ADILAS Cannabis software as its inventory control system, and also uses BioTrackTHC on a limited basis. ADILAS is a robust system that enables users to track and generate inventory reports on demand with almost unlimited parameters and filters. While certain features of the system are available on the open market, Columbia Care’s proprietary modifications have optimized its functionality to respond to the unique requirements of a highly regulated medical marijuana program, such as New York’s.

Every month the NYSDOH requests a dispensing report in Excel format, via email, showing the products dispensed for the month. This is the only report Columbia Care NY LLC is required to submit to the NYSDOH. All other data is pulled by the NYSDOH directly from Columbia Care NY LLC’s seed-to-sale tracking system.

New York Storage, Transportation and Security Requirements

Registered Organizations must comply with a range of storage and security measures designed to ensure the safety and security of the cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products. Among other obligations, Registered Organizations are required to maintain a security operations plan that includes: an alarm system; motion detectors; video cameras in areas that may contain marijuana; exportable video recordings that Columbia Care must retain for 90 days and make available to the NYSDOH; measures to ensure adequate lighting; and other security measures. Registered Organizations must work to ensure that manufacturing and dispensing facilities maintain all security system equipment and recordings in a secure location with access limited to surveillance personnel, law enforcement, security system service employees, the NYSDOH or its authorized representative, and others when approved by the NYSDOH. Security equipment must be kept in working order and periodically tested.

Marijuana must be stored in a secure area accessible to a minimum number of employees to prevent diversion, theft, loss, and contamination or deterioration of the product. Approved safes, vaults or any other approved equipment or areas used for the manufacturing or storage of marijuana and approved medical marijuana products must be securely locked or protected from entry, except for the actual time required to remove or replace marijuana or approved medical marijuana products.

Prior to transporting medical marijuana, Registered Organizations must complete a shipping manifest using a form determined by the NYSDOH. A copy of the shipping manifest must be transmitted to the destination that will receive the products and to the NYSDOH at least two Business Days prior to transport unless otherwise expressly approved by the NYSDOH. In this regard, the Registered Organization must maintain shipping manifests and make them available to the NYSDOH for inspection upon request, for a period of 5 years. Approved medical marijuana products must be transported in a locked storage compartment that is part of the vehicle transporting the marijuana and in a storage compartment that is not visible from outside the vehicle. Employees, when transporting approved medical marijuana products, travel directly to their destination(s) and may not make unnecessary stops in between. Delivery times must be randomized, transportation vehicles must be staffed by at least two employees, and a copy of the shipping manifest must be on hand while transporting or delivering approved medical marijuana products.

NYSDOH Inspections

All registered organizations must make their books, records, and facilities available to NYSDOH for monitoring, on- site inspection, and audit purposes, including but not limited to periodic inspections and evaluations. If a problem is found by NYSDOH, the registered organization must submit a plan of correction within 15 days.

New York Hemp

The CCB also has regulatory authority over New York’s industrial hemp program. That program creates a licensing regime for growers, processors, retailers, and of industrial hemp and hemp cannabinoid products, and subjects such licensees to recordkeeping, product-quality testing, transportation, disposal, and security requirements. The CCB has authority to inspect a registered premises as often and to the extent necessary to ensure compliance with hemp laws and regulations.

OHIO

Ohio Regulatory Landscape

House Bill 523, effective on September 8, 2016, legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program (“MMCP”) allows people with certain medical conditions, upon the recommendation of an Ohio- licensed physician certified by the State Medical Board, to purchase and use medical marijuana. House Bill 523 required that the framework for the MMCP would be in place no later than September 2018. This timeframe allowed for a deliberate process to ensure the safety of the public and to promote access to a safe product. Sales of medical marijuana in Ohio began in January 2019.

The following three state government agencies are responsible for the operation of the MMCP: (i) the Ohio Department of Commerce is responsible for overseeing medical marijuana cultivators, processors and testing laboratories; (ii) the State of Ohio Board of Pharmacy is responsible for overseeing medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana and coordinating the Medical Marijuana Advisory Committee; and (iii) the State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended. Qualifying medical conditions for medical marijuana include: HIV/AIDS, Lou Gehrig’s disease, Alzheimer’s disease, Cancer, Chronic traumatic encephalopathy, Crohn’s disease, epilepsy or other seizure disorder, fibromyalgia, glaucoma, hepatitis C, inflammatory bowel disease, multiple sclerosis (MS), pain (either chronic, severe, or intractable), Parkinson’s disease, PTSD, sickle cell anemia, spinal cord disease or injury, Tourette’s syndrome, traumatic brain injury, ulcerative colitis. In order for a patient to be eligible to obtain medical marijuana, a physician must make the diagnosis of one of these conditions. The Board of Pharmacy is in the process of revising its regulations for dispensaries, for the forms and methods for administering medical marijuana, and for patients and caregivers.

Several forms of medical marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, Tinctures, plant material, edibles, patches and any other forms approved by the State

Board of Pharmacy. On November 18, 2021, the Ohio Board of Pharmacy closed its Request for Applications process to solicit applications for up to 73 new dispensary licenses. It is expected that the Board of Pharmacy will award these new dispensary licenses in early 2022.

Columbia Care (through its subsidiary in the State of Ohio) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Ohio.

Licenses in the State of Ohio

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care OH LLC	Certificate of Operation #MMCPC00024	Mount Orab, OH	07/01/22	Certificate of Operation to Cultivate Medical Marijuana

Cannascend Alternative LLC, dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700073	Dayton, OH	07/01/23	Medical Marijuana Dispensary Certificate of Operation

Cannascend Alternative Logan, LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700071	Logan, OH	07/01/23	Medical Marijuana Dispensary Certificate of Operation

Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700072	Monroe, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation

Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700070	Marietta, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation

Corsa Verde LLC	Certificate of Operation #MMCPP00039	Columbus, OH	12/12/2021	Certificate of Operation to Process Medical Marijuana

Green Leaf Medical of Ohio II, LLC	Medical Marijuana Dispensary Certificate of Operation #MMD.0700074	Warren, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation

Ohio Operating Requirements

Cultivators must establish, maintain, and comply with the policies and procedures contained in the operations plans submitted as part of their applications. Operations plans must include policies and procedures for the production, storage, inventory, and transportation of medical marijuana. At a minimum, such plans must:

(1) designate areas in the facility that are compartmentalized based on function, such as the marijuana cultivation area, with restricted access between the different areas of the facility; (2) implement policies and procedures that provide best practices for secure and proper cultivation of medical marijuana, which includes restricted movement between the different production areas by personnel based on access credentials assigned by the facility; (3) document the chain for all medical marijuana in the inventory tracking system; (4) establish a standard for the facility to be maintained in a clean and orderly condition, which includes free from infestation by rodents, insects, birds, and other animals of any kind; and (5) maintain a facility with adequate lighting, ventilation, temperature, sanitation, equipment and security for the safe and consistent cultivation of medical marijuana. Cultivators must also submit and maintain a quality control plan, and they are limited to the use of pesticides, fertilizers, and other chemical approved by the Department of Commerce. Moreover, cultivators are subject to recordkeeping and reporting requirements regarding their use of such chemicals.

Cultivators must maintain their facilities according to certain standards. All floors and benches must be free of debris, dust, and any other potential contaminants. Cultivators must remove dead and unusable plant parts from the marijuana cultivation area, and control rodents and other non-plant related pests. In maintaining their facilities, cultivators may only use chemicals, cleaning solutions, and other sanitizing agents approved for use around vegetables, fruit, or medicinal plants and must store them in a manner that protects against contamination. Cultivators must keep their equipment in a clean, professional environment and maintain cleaning and equipment maintenance logs at their facilities. Scales, balances, or other weight and/or mass measuring devices must be routinely calibrated using “National Institute of Standards and Technology” (NIST)-traceable reference weights, at least once each calendar year, by an independent third party approved by the Department of Commerce. The water supply for each cultivation center must be derived from a source that is a regulated water system or a private water supply and must meet the needs of the cultivator. Each cultivator must implement policies and procedures related to receiving, inspecting, transporting, segregating, preparing, packaging, and storing medical marijuana in accordance with adequate sanitation principles. The disposal of undesired, excess, unauthorized, obsolete, adulterated, misbranded or deteriorated medical marijuana waste is subject to a specific set of procedures set forth in OAC 3796:2-2-03.

Cultivators may not sell marijuana to patients or caregivers, nor may they permit the consumption of marijuana on their premises. A cultivator may not grow a prohibited form of marijuana that is not registered and approved by the state of Ohio Board of Pharmacy pursuant to section 3796.061 of the Revised Code. A cultivator must not produce or maintain medical marijuana in excess of the quantity required for normal, efficient operation based on patient population and consumption reported in the inventory tracking system. A cultivator may not amend or otherwise change its approved operations plan, quality assurance plan, or cultivation or production techniques, unless written approval is obtained from the Department of Commerce, and a cultivator may not change the use or occupancy of the facility unless the Department of Commerce is notified of and provides prior written approval of such changes. A cultivator shall not sell plant material that exceeds thirty-five per cent THC content as defined in OAC 3796:1-1-01. Finally, a licensed cultivator may not directly or indirectly discriminate in price between different processor or dispensary facilities that are purchasing a like grade, strain, brand, quality, and quantity of medical marijuana.

Ohio Reporting Requirements

Ohio uses the METRC system as its seed-to-sale tracking system. Licensees are required to use METRC to push data to the state to meet all of the reporting requirements. When Columbia Care Ohio LLC is operational, it intends to implement its tracking system to comply with the state’s tracking and reporting requirements.

Ohio Storage, Transportation, and Security Requirements

The regulations permit Columbia Care OH LLC to store medical marijuana inventory at its cultivation facility in a designated, enclosed, locked facility identified in its plans and specifications that it submitted to the Ohio Department of Commerce. This storage area can only be accessible by authorized individuals. On an annual basis and as a condition to renewal of its cultivator license, Columbia Care OH LLC must perform a physical, manual inventory, of the medical marijuana on hand and compare it to the annual report generated by the inventory tracking system. The cultivation facility must install a commercial grade security alarm system to prevent and detect diversion, theft, or loss. The facility also must maintain surveillance equipment to capture the entire facility and provide direct access to the regulator on a real-time basis. This equipment must be kept in good working order and inspected and tested on an annual basis by a third party.

Prior to transporting any medical marijuana, regardless of form, a medical marijuana entity must maintain a transportation log, in writing, that contains the following information: (1) the names and addresses of the medical marijuana entities sending and receiving the shipment; (2) the names and registration numbers of the registered employees transporting the medical marijuana or the products containing medical marijuana; (3) the license plate number and vehicle type that will transport the shipment; (4) the time of departure and estimated time of arrival; (5) the specific delivery route, which includes street names and distances; and (6) the total weight of the shipment and a description of each individual package that is part of the shipment, and the total number of individual packages. A copy of this log must be sent to the receiving entity before the close of business on the business day prior to transport. A copy of the log must also be in the vehicle at all times while it is transporting medical marijuana products. All such logs must be maintained and provided to law enforcement upon request.

Vehicles used to transport marijuana must be insured as required by law and staffed with a minimum of two registered employees, with at least one employee remaining with the vehicle at all times that the vehicle contains medical marijuana. The marijuana must be kept in a locked container or compartment, and it must not be visible from outside the vehicle. The vehicle must be unmarked. Any vehicle transporting medical marijuana or any product containing medical marijuana must travel directly from the sending medical marijuana entity to the receiving medical marijuana entity and shall not make any stops in between except to other medical marijuana entities listed on the transportation log, to refuel the vehicle, or to notify the medical marijuana entities, the department and law enforcement in the event of an emergency. In the event of an emergency, the employees must report the emergency immediately to law enforcement through the 911 emergency system and to the medical marijuana entities, which will immediately notify the appropriate regulatory authorities, unless the notification is impractical under the circumstances. The employees must notify the sending medical marijuana entity when the delivery has been completed.

Department of Commerce Inspections

The Ohio Department of Commerce may, at any time it determines an inspection is needed, with or without notice, conduct an inspection of a cultivator to ensure compliance with the facility’s application and state laws and regulations. An inspection of a cultivator may include, without limitation, investigation of standards for safety from fire on behalf of the department by the local fire protection agency. If a local fire protection agency is not available, the division of state fire marshal may conduct the inspection after the cultivator pays the appropriate fee to the division of state fire marshal for such inspection. If a problem is detected during an inspection, the cultivator must produce a plan of correction within ten business days.

PENNSYLVANIA

Pennsylvania Regulatory Landscape

The Pennsylvania medical marijuana program was signed into law on April 17, 2016 under Act 16 and provided access to state residents with one of 17 qualifying conditions, including epilepsy, chronic pain, and PTSD. The state, which consists of over 12 million U.S. citizens and qualifies as the fifth largest population in the US, operates as a high- barrier market with very limited market participation. The state originally awarded only 12 licenses to cultivate/process and 27 licenses to operate retail dispensaries (which entitled holders to up to three medical dispensary locations).

On March 22, 2018, it was announced that the final phase of the Pennsylvania medical marijuana program would be initiated, which would include the issuance of 13 additional cultivation/processing licenses and 23 additional dispensary licenses. This application period ran from April 2018 through May 17, 2018. The Pennsylvania Department of Health announced the results of the application period, granting 23 new dispensary permits and 13 grower/processor permits across six regions of the state, on December 18, 2018.

In the introductory months of the program, Pennsylvania’s medical marijuana dispensaries experienced supply shortages that rendered the market unable to keep up with demand. It was announced on April 17, 2018 that dry flower would be included in the regulations as an approved product form for sale and consumption (in addition to the already approved forms of concentrates, pills, and tinctures). Simultaneously, it was announced that the list of qualifying conditions would expand from 17 to 21, including additions of cancer remission therapy and opioid-addiction therapy. In July of 2019, the Pennsylvania Department of Health expanded the list of qualifying medical conditions to include anxiety disorders and Tourette syndrome, increasing the number of qualifying conditions to 23.

On March 5, 2021, the Department of Health proposed permanent regulations relating to medical marijuana, replacing the temporary regulations governing the program through its history. These proposed regulations are in substantially the same form as the temporary regulations, with only a few distinctions. One proposed revision identifies that a medical marijuana organization’s change in ownership without the Department’s knowledge and written approval of all individuals affiliated with the medical marijuana organization would be a violation of the act and proposed rules. The proposed regulations also require dispensaries and grower/processors to supplement ongoing reports to the Department with information related to the average price per unit of medical marijuana products sold, as opposed to the per-dose price. The proposed rules also augment the list of reasons for which the Department may suspend or revoke a medical marijuana organization’s permit by adding falsification of information on any applications submitted to the Department. The proposed regulations also address training, identifying that principals, as well as employees, who have direct contact with patients or caregivers or who physically handle medical marijuana plants, seeds and products must also complete a training.

Additionally, the Pennsylvania Department of Agriculture administers an Industrial Hemp Research Pilot Program, as permitted by the federal Industrial Hemp Research Act of 2016 (P.L. 822, No. 92). As it is allowed to do under the 2018 Farm Bill, the Commonwealth of Pennsylvania will submit a regulatory plan to the U.S. Department of Agriculture program to administer a larger Industrial Hemp Program, including licensing the cultivation of hemp, as defined by federal law, for interstate commercial purposes. In January of 2019, the Pennsylvania Department of Agriculture lifted its 100-acre acreage cap on permitted hemp cultivators to grow unlimited acreage on locations approved under pre-existing permits.

Columbia Care (through its subsidiary in the State of Pennsylvania) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Pennsylvania.

Pennsylvania Licenses

Under applicable laws, the license permits Columbia Care to purchase marijuana and marijuana products from cultivation/processing facilities, and to sell marijuana and marijuana products to registered patients pursuant to the terms of the license. The license is issued by the Pennsylvania Department of Health (the “Department”) under the provisions of the Medical Marijuana Act (35 P.S. §§ 10231.101—10231.2110) and Chapters 1141, 1151 and 1161 of the Pennsylvania regulations. The license is, as of the date hereof, active with the Commonwealth of Pennsylvania.

All dispensaries must register with the Department. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care would expect to receive the applicable renewed license in the ordinary course of business.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Pennsylvania LLC	Permit D-2009- 17	Allentown, PA Scranton, PA Wilkes-Barre, PA	07/31/22	Dispensary

Green Leaf Medicals, LLC	Permit GP-18-3005	Saxton, PA	7/31/21	Grower Processor

Pennsylvania Dispensary Requirements

In order to maintain its permit, a dispensary must continue to meet all of the qualifications for obtaining such permit. Dispensaries must purchase marijuana only from authorized growers and processors. They may sell devices related to the use of medical marijuana, but only with the Department’s prior written approval. Dispensaries must require a valid identification card from each patient or caregiver and verify it via electronic tracking system before dispensing any product. A dispensary may not dispense (1) a quantity of marijuana greater than the amount indicated on a patient’s certification, (2) a form or dosage of product that is listed as a restriction or limitation on the patient certification, (3) or a form of medical marijuana product which is not permitted by law or regulation. Dispensaries cannot dispense more than a 30-day supply at one time, and they must wait until the patient has exhausted all but a 7-day supply before providing a refill. Moreover, dispensaries are subject to certain advertising and promotional restrictions.

Dispensaries must maintain their facilities in sanitary condition. Generally, employees working in direct contact with medical marijuana products must comply with the food-handling regulations of Pennsylvania. Employees and visitors must have access to adequate hand-washing facilities and sanitary lavatories.

Dispensaries may not employ individuals under the age of eighteen. A dispensary may not permit a patient to self- administer medical marijuana products at the facility unless the patient is also an employee of the dispensary, and the dispensary permits self-administration of medical marijuana products at the facility by the employees.

Pennsylvania Reporting Requirements

The Commonwealth of Pennsylvania uses MJ Freeway as the state’s computerized T&T system for seed-to-sale. Individual licensees are required to use MJ Freeway to push data to the state to meet all reporting requirements. Columbia Care Pennsylvania LLC integrates its in-house software with the state’s MJ Freeway program to capture the data points required by the Pennsylvania medical marijuana laws and regulations.

Pennsylvania Storage, Transportation, and Security Requirements

The regulations require a dispensary to have a locked limited access area for the storage of medical marijuana that is expired, damaged, deteriorated, mislabeled, contaminated, recalled or whose containers or packages have been opened or breached until such product is returned to the grower/processor.

Columbia Care Pennsylvania LLC must have a security system with professional monitoring, 24-hours a day and seven days a week, and fixed cameras on the interior and exterior of the facilities. The surveillance system must store data for a period of four years in a readily available format for investigative purposes.

Unless otherwise approved by the Department, a dispensary may deliver medical marijuana products to a medical marijuana organization only between 7 a.m. and 9 p.m. for the purposes of transporting medical marijuana products among the permittee’s dispensary locations and returning medical marijuana products to a grower/processor. Dispensaries may not transport medical marijuana products outside of Pennsylvania, and they must use a global positioning system to ensure safe, efficient delivery of the medical marijuana products to a medical marijuana organization. Dispensaries may not offer delivery of medical marijuana. Dispensaries must have an enclosed, secure area out of public sight for the loading and unloading of medical marijuana products into and from a transport vehicle.

All vehicles used in the transport of marijuana must be unmarked and equipped with a secure lockbox or locking cargo area. Products must be appropriately packaged and labeled. If transporting perishable medical marijuana products, they must be temperature controlled. They must display current inspection stickers and be insured for a commercially reasonable amount. Each vehicle must be staffed with at least two people while transporting marijuana, with at least one team member remaining in the vehicle at all times. Each team member must have access to a secure form of communication with the dispensary and have a valid driver’s license. Team members must not wear clothing or symbols related to marijuana, and they must carry an identification badge or card at all times and produce it to law enforcement upon request. The team must also carry a transportation manifest and provide a copy to the recipient of the medical marijuana products.

Department Inspections

The Department may conduct announced or unannounced inspections or investigations to determine the medical marijuana organization’s compliance with its permit and all relevant laws and regulations. Such inspection or investigation may include (1) inspection of a medical marijuana organization’s site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information; (2) questioning of employees, principals, operators, financial backers, authorized agents of, and any other person or entity providing services to the medical marijuana organization; and (3) inspection of a grower/processor facility’s equipment, instruments, tools and machinery that are used to grow, process and package medical marijuana, including containers and labels. Failure to provide immediate access to any of the materials, information, or individuals listed above may result in the imposition of a civil monetary penalty, suspension or revocation of the medical marijuana organization’s permit, or an immediate cessation of its operations pursuant to a cease-and-desist order issued by the Department.

PUERTO RICO

Puerto Rico Regulatory Landscape

Puerto Rico’s medical marijuana program is governed by the Medical Cannabis Act, 24 L.P.R.A. § 2621 et seq. (the “PR Act”), and by regulations promulgated by the Medical Cannabis Regulatory Board (the “MCR Board”), Regulation No. 9038, July 2, 2018. The program allows for the medical administration of cannabis in private locations when the use is recommended by an authorized physician. Smoking medical marijuana, which does not include vaporizing, remains prohibited. The MCR Board has authorized physicians to prescribe medical cannabis for a “bona fide” medical condition not otherwise prohibited by the regulations or the PR Act, as determined by a physician, provided that patients who are prescribed medical marijuana must register with the MCR Board and provide a MCR Board-issued identification to obtain medical marijuana.

The Medical Cannabis Act authorizes the MCR Board to create licensing regimes for – among other entities – cultivation centers, dispensaries, and manufacturing facilities. Licensees of separate types of licenses are only permitted to engage in the specific licensing activity for which they are granted a license.

Columbia Care (through its subsidiary in Puerto Rico) is in compliance with applicable licensing requirements and the regulatory framework enacted by Puerto Rico.

Puerto Rico License Requirements

Applicants for manufacturing, cultivation, and dispensing licenses are subject to stringent measures designed to guarantee the safety of patients, the community, and persons participating in the medical cannabis industry. Specifically, applicants must demonstrate, among other things, the following:

•

Those seeking a license for dispensaries must fulfill 17 different licensing requirements, including forms and supplementary materials required by the MCR Board; evidence that the applicant is at least 21 years old; a copy of identification for each owner with at least 5% interest; evidence that at least 51% of the ownership capital originates in Puerto Rico; background check information concerning each owner with at least 5% interest; evidence that the applicant has not been convicted of a felony relating to the possession, distribution, manufacture, cultivation or use of a controlled substance; evidence that the applicant has the financial capacity to operate each establishment for which it applies for a period of twelve months; certified copy of a criminal record submitted by the Puerto Rico police; certified copy of “no debt” from the Puerto Rico Department of Treasury; certification of “no debt” from the Municipal Revenue Collection Center; a partnership agreement; a zoning map demonstrating the dispensary will not be within a 100 meter radius of a school; evidence of ownership; submit a request to do business as a registered merchant; a detailed plan of the establishment; financial projections and a break even analysis; and payment of the requisite fees.

•

In addition to the licensing requirements listed above, those seeking a cultivation license must fulfill the following requirements: a certificate of compliance with good agricultural practice or its equivalent approved by the Puerto Rico Department of Agriculture; evidence of having taken a course of good agricultural practices. In addition, establishments must follow good cultivation practices and maintain standard operational procedures to protect and guarantee quality; structures that cultivate indoors should be in a closed space with rigid walls without windows to avoid visibility indoors; access must be limited; they must be available for inspection; and must be surrounded by a double fence.

•

In addition to the licensing requirements listed above, those seeking a manufacturing license must fulfill the following requirements: they must follow best manufacturing practices provided for in Title 21 of the Code of Federal Regulations; have a current certificate for food hygiene from the Assistant Secretary of Environmental Health; evidence of having taken a course on food security; limitations on access to the areas of manufacture, inventory, and loading; and the establishment of processes and standards detailed for each product manufactured.

Puerto Rico Licenses

Columbia Care Puerto Rico LLC does not currently hold licenses in Puerto Rico.

Licenses are available for new operators and expire within one year. Columbia Care Puerto Rico LLC would expect a new qualifying operator to obtain a license at the facilities.

Puerto Rico Dispensary Operational Requirements

Only authorized patients may purchase marijuana and may only use such products in the privacy of their homes and in authorized locations. Marijuana may not be used in a commercial facility. Marijuana may not be sold to someone without a valid license to purchase. No more than 2.5 ounces of marijuana in a product may be sold during a transaction.

A dispensary may not purchase more than 30% of its supply from another licensed dispensary, nor may a licensed dispensary sell more than 30% of its supply to another licensed dispensary.

License holders must maintain a “Seed to Sale Tracking System,” which must include a complete and precise registry of the materials used in the production of marijuana products. An administrator must be appointed to maintain the system. Use of the system must be limited to those with a valid occupational license. There must be an alert system to track completion, and the license holder must resolve outstanding questions.

Puerto Rico Security, Transportation, and Storage Requirements

Puerto Rican regulations mandate various security requirements, including the following:

•

A dispensary must be a building with two places of access, one in the front and one in the side or the back. There must be an administrative system with strict controls over lists of qualified patients. This area must be separate from where inventory is located, and these areas must be separate from where product is sold. There must also be a separate waiting area at the front of the building near the street. The loading area must also be separate and inaccessible to the public.

•

Dispensaries must have security and alarm systems to track unauthorized entrance outside of working hours. There must also be an electronic surveillance system to account for theft and similar conduct, with multiple different kinds of alarms.

•	There must be no fewer than one security guard at a dispensary, 24 hours per day. The security guard permits access to the facility.

•

Those in limited access areas must be able to provide evidence of the appropriate license provided by the licensing board at any time, as well as their own individual identification card. The license provided by the board may not be tampered with or altered in any way.

•

Visitors to a facility with limited access must obtain a visitor identification card and display it in a manner visible to others. Such visitors must be escorted at all times in a limited access area, and the license holder must maintain a registry of visitors.

•	Specific and detailed requirements on the marking of exits and entrances to and from a limited access area.

With regard to transportation, all transportation of marijuana must be accompanied by a manifest approved by the Department of Health with specific information, including the name of the registered distributing entity, the name of the registered establishment receiving the product, a description of the route taken, and the name of the vehicle driver. Each manifest must be maintained for two years. Only those licensed by the division may be authorized to transport product. Vehicles used for transportation must be duly licensed under Puerto Rican motor vehicle law.

With regard to storage, marijuana may only be stored by a licensee in a licensed establishment, or in an otherwise approved location (and such approved location may only be used for the storage of marijuana). A license holder may only store marijuana that belongs to the license holder’s inventory.

Puerto Rico Department Inspections

All facilities subject to license are subject to inspection, as are all required documents. Inspectors have the right pursuant to an order of an inspection to inspect facilities and documents upon announcement and provision of proper identification to the license holder, under the limitations of an inspection order and using reasonable means. Inspectors are permitted to take chemical samples and inventory lists. Inspectors are not permitted to inspect financial or price information.

UTAH

Utah Regulatory Landscape

On December 3, 2018, Utah lawmakers passed House Bill 3001: Utah Medical Cannabis Act (the “UT Act”). The Utah Act directs the Utah Department of Health (the “Utah Department”) to issue medical cannabis cards to patients, register medical providers who wish to recommend medical cannabis treatment for their patients, and license medical cannabis pharmacies. Covered medical conditions include HIV/AIDS, ALS, cancer, cachexia, persistent nausea, Chron’s disease, epilepsy, multiple sclerosis, PTSD that is being treated and monitored by a licensed therapist, autism, certain terminal illnesses, and certain other rare conditions and diseases. The Act and subsequent amendments thereto authorized the Department to license and regulate up to 14 private entities to dispense medical cannabis products through medical cannabis pharmacies. The Utah Department has issued regulations governing medical cannabis pharmacies’ operations. The UT Act also grants the Department of Agriculture and Food regulatory authority over medical marijuana cultivators and processors. Effective July 1, 2021, all Utah medical cannabis cardholders are required to purchase their products from a Utah medical cannabis pharmacy. Out of state purchases and possession of medical cannabis are no longer permitted.

On January 3, 2020, the Department announced its intent to award 14 medical cannabis pharmacy licenses to companies selected from over 130 applicants. Columbia Care was selected to open a medical cannabis pharmacy in Springville, Utah, which is located just south of Provo. Columbia Care (through its subsidiary in the State of Utah) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Utah. Additionally, Utah law required the 15th pharmacy license to be given to a business located in specific rural counties. On November 18, 2021, the Department awarded the state’s 15th medical cannabis pharmacy license to an existing Utah medical cannabis pharmacy operator that will open its facility in Price, Utah.

Additionally, in 2014, the Utah legislature passed the Hemp and Cannabinoid Act (the “UT Hemp Act”) pursuant to the 2014 Farm Bill, which created the framework for legalized industrial hemp in Utah. The UT Hemp Act created a pilot program for hemp. Utah’s 2019 amendments to the UT Hemp Act expanded the scope of the state’s hemp program. In 2020, Utah amended the UT Hemp Act once again and directed the Utah Department of Agriculture and Food (“UDAF”) to develop a state industrial hemp production plan. In 2020, the U.S. Department of Agriculture approved the Utah Industrial Hemp Production Plan.

Under the UT Hemp Act, an individual or entity cultivating or processing industrial hemp must obtain an industrial hemp producer license. The industrial hemp production plan subjects licensees to several regulatory requirements. These include grower area requirements and reporting requirements; submission to inspection, sampling, and testing by UDAF to ensure the hemp has a permissible THC level of under 0.3%; storage requirements; and destruction processes. Intentional violations of the UT Hemp Act or UDAF’s rules, as well as repeated negligent violations, may result in loss of license.

Utah License Requirements

The Department announced its plans to award the 14 medical cannabis pharmacy licenses across four regions of the state. Columbia Care applied for a license in Region 3, which encompasses Utah County, where Springville is situated. The application process required Columbia Care to pay an application fee and to submit information regarding its ownership and directors, its finances, and a description of any past disciplinary actions for cannabis-related operations in any jurisdiction. Columbia Care was also required to submit highly detailed information regarding its experience, operating plan, strategic plan, local connections, and ability to keep the cost of medical cannabis low for patients. Such information included, for example: a list of all states in which Columbia Care operates; details of Columbia Care’s proposed facility; a floor plan depicting the facility’s security features; information about principles and key employees’ credentials, including a Utah licensed pharmacist; training and customer service information; storage protocols; a description of all medical cannabis products Columbia Care intends to offer; a financial plan; and Columbia Care’s local connections to Utah.

License applications were then evaluated and scored by a committee based on several criteria, including: experience in the medical cannabis or other highly regulated industries, disciplinary action or investigation in other jurisdictions, an operating plan that will best ensure the safety and security of cardholders and the community, the extent to which an applicant can reduce the cost of medical cannabis, connections to the local community, and a strategic plan that has a high likelihood of success. Of the 14 licenses awarded by the Department, an initial group of eight pharmacies were given the option to open as soon as March 1, 2020, while the remaining six are allowed to open as early as July 1, 2020. Successful applicants were required to obtain a land-use permit for their medical cannabis pharmacy within 120 days of the license award if required by their county or locality. Final licensure is also subject to applicants’ owners passing criminal background checks and the Department approval of the applicants’ operating plans. Columbia Care satisfied these requirements and was issued a medical cannabis pharmacy license on April 22, 2021 authorizing Columbia Care to operate the pharmacy.

UDAF licenses medical cannabis processors and regulates the manufacturing and processing of medical cannabis into various medical cannabis products. Processors in Utah are responsible for dry, cure, extraction, refinement, formulation, packaging, and labeling of medical cannabis products. Utah has two tiers of processing licenses. A Tier 1 Processing License allows a facility to process, formulate, package, and label products. A Tier 2 License allows a facility to packaging and labeling or products. Currently UDAF is not restricting the number of either tier of processing licenses.

Columbia Care applied for a Tier 1 processing license. The processing license application process required Columbia Care to pay an application fee and to submit information regarding its ownership and directors, its finances, a description of any past disciplinary actions for cannabis-related operations in any jurisdiction and detailed property information, including, but not limited to facility square footage, type and location of equipment, and the location of all cameras and external lights. Columbia Care was also required to submit highly detailed information regarding its experience, and operating plan, Such information included, for example: a list of all products that will be produced; all extraction methods to be used, including solvents, chemicals and equipment; short and long-term storage protocols to ensure sanitary preservation of medical cannabis products; a recall plan; a disposal plan; and transportation and transfer plan, including the make and model of all vehicles Columbia Care will use to transport medical cannabis products. All Medical Cannabis Processing Facilities must comply with quality assurance testing, and obtain a Good Manufacturing Permit from UDAF’s Regulatory Services. Final licensure is also subject to the payment of a $100,000.00 processing fee, securing a $50,000.00 performance bond, and successful completion of a pre-inspection to verify the processing facility meets all safety and security requirements. Columbia Care expects to satisfy these requirements in the ordinary course of business.

Utah Operating Requirements

Medical cannabis pharmacies in Utah are subject to several highly detailed operational requirements. The requirements impose restrictions on who may enter a pharmacy, who may be employed by a pharmacy, and on consuming cannabis on site. They require pharmacies to maintain sophisticated security infrastructure and policies designed to minimize the risk of diversion and to minimize access to cannabis products. These include, for example, maintenance of a physical surveillance system with video cameras located throughout the facility, a fail-safe backup system to support the system in the event of a power-outage; installation of an alarm system; and maintenance of safes and vaults for storing medical cannabis.

The operational requirements also govern the dispensing procedure. All cannabis sold must meet certain labeling requirements and transactions are subject to a number of verification, inventory, and record-keeping requirements. Unusable cannabis products must be properly disposed. The UT Act imposes limitations on the amount of cannabis a pharmacy can dispense to a single patient in a 28-day period. That amount is capped at the lesser of (a) a 30-day supply for treatment; (b) 113 grams of unprocessed cannabis; or (c) 20 grams of total composite THC. Utah law also allows pharmacies to dispense medical cannabis via home delivery.

Medical cannabis pharmacies are required to employ a pharmacist-in-charge (“PIC”). The duties of the PIC generally include ensuring: the safe, informed, and appropriate distribution of medical cannabis and cannabis devices; protection, recording, and maintenance of patient records; education and training of pharmacy personnel; procurement of cannabis products and educational materials; appropriate disposal and storage of cannabis; controls against theft or diversion; compliance with applicable laws and regulations; quality assurance; maintenance of the point-of-sale system and integration with the state’s inventory systems; and safe operation of the facility. Pharmacies must also be supervised by at least one licensed medical cannabis pharmacy medical provider (“PMP”) who must be present during all hours of operation.

Utah Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
CCUT Pharmacy LLC	Medical Cannabis Pharmacy License 0010-270	Springville, UT	04/22/22	Dispensary

Columbia Care UT LLC	Cannabis Processor Licensing Agreement	Centerville, UT	06/07/22	Manufacturing & Processing

CCUT Pharmacy LLC	Industrial Hemp Retail License 8003-214074	Springville, UT	12/31/22	Industrial Hemp

On January 3, 2020, the Department announced its intent to award 14 medical cannabis pharmacy licenses to companies selected from over 130 applicants. Columbia Care was selected to open a medical cannabis pharmacy in Springville, Utah and on April 22, 2021 was issued a Cannabis Pharmacy License authorizing Columbia Care to operate the cannabis pharmacy. Licenses must be renewed annually. While Columbia Care’s compliance controls have been developed to mitigate the risk of any material deviations from Department requirements, there is no assurance that the license will be annually renewed.

Additionally, effective June 7, 2021, Columbia Care entered into a Cannabis Processor Licensing Agreement with the UDAF. Pursuant to the terms of this agreement, Columbia Care may be issued a Tier I Cannabis Processing License by UDAF for a facility located in Centerville, Utah. Issuance of the license is contingent on the completion of facility improvements and related inspections, obtaining a Good Manufacturing Permit from UDAF, payment of a $100,000.00 processing fee, securing a $50,000.00 performance bond, and successful completion of a pre-inspection prior to June 7, 2022. Once issued, the license must be renewed annually. Columbia Care has filed for building permits and expects to receive a final license in the ordinary course of business; however, while Columbia Care’s compliance controls have been developed to mitigate the risk of any material deviations from an application requirement as specified in the licensing agreement, there is no assurance that the license will ultimately be granted and annually renewed thereafter.

Utah Inspections

Columbia Care’s Utah facility and records are subject to inspection from the Department at any time during business hours.

2020 Amendments to the UT Act

On February 28, 2020, the Governor signed legislation comprehensively amending the UT Act. Among the changes were the allowance of dosages in liquid suspension, allowance of medical cannabis pharmacies to sell certain CBD products, creation of partial-year limited licenses for cannabis processing licensing facilities and operation of an independent testing laboratory by the Utah Department of Agriculture and Food (“UDAF”), expansion of the authority of the state’s Cannabinoid Product Board to review scientific research on the efficacy of products, and the state’s Compassionate Use Board to hear petitions for use, relaxation of certain patient limits on use and validity of medical cannabis cards and restrictions on medical providers, direction to the Department of Health to authorize out-of-state residents to purchase medical cannabis, and permission to the UDAF to conduct random sampling of medical cannabis in medical cannabis pharmacies.

VIRGINIA

Virginia Regulatory Landscape

In 2017, Virginia commenced a program to allow registered patients to use CBD oil or THC-A oil. The program is governed by Va. Code Ann. § 54.1-3442.5 et seq., and by emergency regulations enacted by the Virginia

Board of Pharmacy (the “Virginia Board”) at 18 VAC 110-60-10 et seq. “Registered patients” means any Virginia resident who has received a written certification for the use of CBD oil or THC-A oil from a practitioner (which includes nurse practitioners and physician assistants) to alleviate the symptoms of any diagnosed condition or disease, and who has been issued a registration by the Virginia Board. Virginia’s program allows the Virginia Board to license “pharmaceutical processors,” which are vertically integrated operations that can cultivate, process, and dispense CBD oil and THC-A oil in concentrations to be established by the Virginia Board that cannot exceed 10 mg of THC per dose. The oils can be processed into other formulations, such as capsules or lozenges. The state has limited licensure to one pharmaceutical process per “health service area,” as defined by the State Board of Health. There are currently five health service areas. Following an initial cultivation period, pharmaceutical processors cannot maintain more than 12 cannabis plants per patient and cannot maintain CBD oil or THC-A oil in excess of what is required for normal operations.

In 2020, Virginia passed an act amending and reenacting Va. Code Ann. § 54.1-408.3 and 54.1-3442.5 et. seq (the “Amendment”). The Amendment allows for cannabis dispensing facilities, allows patients who are temporary residents to register, permits access to cultivation areas of the processor without a pharmacist on site, permits the Board to establish standards for testing laboratories to obtain controlled substance registration, permits the sale of devices and inert sample products, allows wholesale distribution between processors and dispensing facilities, changes every reference of “cannabidiol oil or THC-A oil” to “cannabis oil,” deletes the requirement for an in-person examination by the prescriber certifying a patient to receive cannabis oil and allow the use of telemedicine in compliance with federal law, allows the pharmacist-in-charge to authorize certain employees to access secured areas when a pharmacist is not on site, and allows a ratio of six pharmacy technicians per one pharmacist working in the processor.

In 2020, the Virginia Board amended Title 18 of the Virginia Administrative Code 110-60, et. seq. and in February 2021, the Virginia Board adopted emergency rules amending Title 18 of the Virginia Administrative Code 110-60, et. seq. effective February 8, 2021 through August 7, 2022. These rules and emergency rules implement the changes as laid out in the Amendment. “Cannabis dispensing facility” means a facility that (i) has obtained a permit from the Board pursuant to § 54.1-3442.6; (ii) is owned, at least in part, by a pharmaceutical processor; and (iii) dispenses cannabis oil produced by a pharmaceutical processor to a registered patient, his registered agent, or, if such patient is a minor or an incapacitated adult as defined in § 18.2-369, such patient’s parent or legal guardian. “Temporarily resides” means a person that does not maintain a principal place of residence within Virginia but resides in Virginia on a temporary basis as evidenced by documentation substantiating such temporary residence.

On April 7, 2021, a majority of both houses of the Virginia legislature voted to legalize adult-use marijuana. Virginia Senate Bill 1406/House Bill 2312 legalizes the retail sale of marijuana products to adults over the age of 21 and establishes the Virginia Cannabis Control Authority to oversee the cultivation, manufacture, wholesale, and retail sale of marijuana and marijuana products. Under the new law, home cultivation and personal possession of marijuana became legal July 1, 2021, but retail sales will not begin until January 1, 2024.

Columbia Care (through its subsidiaries in the Commonwealth of Virginia) is in compliance with applicable licensing requirements and the regulatory framework enacted by the Commonwealth of Virginia.

Virginia License Requirements

The pharmaceutical processor permit application process includes three stages: initial application, awarding of conditional approval, and granting of a permit. In the first stage, the applicant must submit an application fee and an application that includes: identifying information regarding the applicant and its owners; the location within the health service area that is to be operated under such permit; financial information to demonstrate its capacity to build and operate a facility; a detailed security plan; documents establishing the applicant’s ability to conduct business in Virginia and its compliance with applicable ordinances and codes; information necessary for the Virginia Board to conduct criminal background checks; information about any previous or current involvement in the medical CBD oil or THC-A oil industry; information about any prior applications for medical CBD oil or THC-A oil licensure in any state; business or marketing plans; text and graphic materials showing the exterior appearance of the proposed facility; building documents including a detailed blueprint; documents related to any compassionate need program the pharmaceutical processor intends to offer; information about the applicant’s expertise in agriculture and other production techniques required to produce CBD oil or THC-A oil and to safely dispense such products; and other documents required by the Virginia Board. As part of the initial application process, the Virginia Board conducts criminal background checks on applicants.

Following the deadline for receipt of applications, the Virginia Board evaluates each complete and timely submitted application and may grant conditional approval based on the following criteria: the results of the criminal background checks or any history of disciplinary action imposed by a state or federal regulatory agency; the location for the proposed pharmaceutical processor, which shall not be within 1,000 feet of a school or daycare; the applicant’s ability to maintain adequate control against the diversion, theft, and loss of cannabis; the applicant’s ability to maintain the knowledge, understanding, judgment, procedures, security controls, and ethics to ensure optimal safety and accuracy in the dispensing and sale of CBD oil or THC-A oil; the extent to which the applicant or any of its the applicant’s pharmaceutical processor owners have a financial interest in another license, permit, registrant, or applicant; and any other reason provided by state or federal statute or regulation that is not inconsistent with the law and regulations regarding pharmaceutical processors. The Virginia Board may disqualify any applicant who submits an incomplete, false, inaccurate, or misleading application; fails to submit an application by the published deadline; fails to pay all applicable fees; or fails to comply with all requirements for a pharmaceutical processor.

Following review, the Virginia Board notifies applicants of denial or conditional approval. If granted conditional approval, an applicant has one year to complete all requirements for issuance of a permit to include employment of a Pharmacist-in-Charge (“PIC”) and other personnel necessary for operation of a pharmaceutical processor, the construction or remodeling of a facility, installation of equipment, and securing local zoning approval.

When the Virginia Board’s requirements have been met – including designation of a PIC, completion of background checks, employment of an electronic tracking system, and an inspection of the facility – the Virginia Board may grant a pharmaceutical processor permit. If an inspection reveals any deficiencies, they must be corrected, and a reinspection may be performed before the permit is issued. The applicant must also attest to compliance with state and local laws and ordinances.

If an applicant has been awarded a pharmaceutical processor permit and has not commenced operation of such facility within 180 days of being notified of the issuance of a pharmaceutical processor permit, the Virginia Board may rescind the permit, unless such delay was caused by circumstances beyond the control of the permit holder. If a permit is so rescinded, the Virginia Board may award a pharmaceutical processor permit to another qualified applicant. Once the permit is issued, cannabis may not be grown or held in the pharmaceutical processor earlier than two weeks prior to the opening date designated on the application. Once cannabis has been placed in the pharmaceutical processor, a pharmacist shall be present during hours of operation to ensure the safety, security, and integrity of the cannabis. If there is a change in the designated opening date, the pharmaceutical processor shall notify the Virginia Board, and a pharmacist shall continue to be on site on a daily basis.

The Virginia Board may issue up to five cannabis dispensing facility permits in each health service area. A permit may be issued to a facility that is owned, at least in part, by the pharmaceutical processor located in that health service area for dispensing cannabis oil that has been cultivated and produced on the premises of the processor. Each dispensing facility shall be located within the same health service area as the pharmaceutical processor.

Applicants must submit an application and fee for each cannabis dispensing facility. The submission must also include (i) the name and address of the facility, (ii) the name and address of the facility’s owners with 5% or greater ownership, (iii) the name and signature of pharmacist-in-charge, (iv) details regarding the security plan and plan to prevent diversion, (v) information for the Virginia Board to conduct a background check, and (vi) the requisite fee.

The Virginia Board will conduct an inspection of the facility prior to issuing a permit. The permit shall not be awarded until any deficiency with the facility has been corrected and the facility has been satisfactorily inspected. The cannabis dispensing facility must be operational within 90 days of the date the permit is issued or the Virginia Board will either rescind or extend the permit.

Virginia Operating Requirements

Pharmaceutical processors and cannabis dispensing facilities are required to designate a PIC to manage its operation, and to have a supervising pharmacist on duty during its hours of operation. The PIC of a pharmaceutical processor may authorize certain employees’ access to secured areas designated for cultivation even when the pharmacist is not on the premises. Numerous tasks involving the handling of CBD oil or THC-A oil must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling oils, removing oils from inventory, measuring oils for dispensing, and selling oils. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 4-to-1. The Virginia Board has also imposed certain educational requirements for the cultivation of cannabis plants and the extraction of oils. And, the Virginia Board requires significant employee training, both upon initial employment and continuously thereafter.

A pharmaceutical processor or cannabis dispensing facility must operate for a minimum of 35 hours per week. Access to a pharmaceutical processor or cannabis dispensing facility is limited to employees performing their job duties (who must display ID badges) and patients (and their parents or guardians). It must sell oils in a child-resistant container (with some exceptions). Pharmacists must counsel registered patients, parents, and legal guardians regarding the use of CBD oil or THC-A oil, including information related proper use and storage.

Pharmaceutical processors and cannabis dispensing facilities are subject to advertising restrictions; cannot sell products aside from CBD oil or THC-A oil; cannot cultivate, produce, or dispense oils anywhere except its designated facility; and cannot provide samples. Pharmaceutical processors and cannabis dispensing facilities may wholesale products to other pharmaceutical processors and may transport wholesale products to other pharmaceutical processors and cannabis dispensing facilities. A pharmaceutical processor wholesale distributing products must create a record of the transaction and provide the receiver of the products with a copy of the lab results for the product. They may also deliver CBD or THC-A oil to a registered patient in accordance with certain regulatory requirements.

The cultivation and dispensing processes are subject to numerous Virginia Board requirements. For cultivation: pesticides are prohibited (with some exception); oil extraction methods must meet industry standards; products must be branded, tested, and registered with the Virginia Board before they are dispensed; products must be labeled to disclose certain product identifying information; and samples from batches must be made available to independent laboratories for testing prior to sale. For dispensing: the pharmacist or pharmacy technician must view the patient’s ID before filling any portion of the patient’s prescription; the pharmaceutical processor or cannabis dispensing facility must maintain detailed dispensing records for three years; and the processor or dispensing must implement and comply with a quality assurance program, meeting several requirements, to prevent dispensing errors. Finally, unused cannabis and its oils must be disposed of in a manner that makes the cannabis and its oils unrecoverable.

As of September 2021, the Board allows pharmaceutical processors to sell whole flower to patients.

Virginia Licenses

On September 25, 2018, the Virginia Board announced the conditional approval of pharmaceutical processor permits for each of Virginia’s five health service areas. Columbia Care Eastern Virginia LLC was awarded conditional approval for Health Services Area V and was granted a final permit to operate a facility in that area on April 6, 2020.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Eastern Virginia LLC	Pharmaceutical Processor Permit #0240000002	Portsmouth, VA	04/30/22	Cultivation, Processing and Dispensary

Columbia Care Eastern Virginia, LLC	Pharmaceutical Processor Permit #247000004	Virginia Beach, VA	12/31/22	Cultivation, Processing and Dispensary

Green Leaf Medical of Virginia, LLC	Pharmaceutical Processor Permit #0240000003	Richmond, VA	5/31/22	Cultivation, Processing and Dispensary

Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility #0247000003	Glen Allen, VA	5/31/22	Dispensary

Virginia Security, Transportation, and Storage Requirements

Pharmaceutical processors and cannabis dispensing facilities are subject to a number of inventory and security requirements. They must conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct the requisite inventory reviewed (weekly inventory reviews for pharmaceutical processors and perpetual inventory for cannabis dispensing facilities); and prepare an annual inventory report. Inventory records must be made available to the Virginia Board and its agents. All parts of the cannabis plant and its oils must be stored in a locked and secured vault or safe with appropriate access limitations, and the pharmaceutical processor or cannabis dispensing facility must maintain a sophisticated security system meeting certain Virginia Board criteria. Storage of cannabis and its oils must generally be clean, sanitary, safe, and subject to a number of conditions. The pharmaceutical processor’s or cannabis dispensing facility’s video system must cover areas where cannabis or its oils are handled. Recordings must be stored for 30 days and made available for the Virginia Board’s immediate review upon request. Security events must be reported to the Virginia Board. Pharmaceutical processors and cannabis dispensing facilities may not transport cannabis or its oils to any other facility, except for the wholesale purposes specified above.

Virginia Board Inspections

At all times, pharmacists and pharmacy technicians at the pharmaceutical processor or cannabis dispensing facility must have their current license or registration available for inspection by the Virginia Board or its agents.

WASHINGTON, D.C.

Washington, D.C. Regulatory Landscape

Washington, D.C.’s medical marijuana program is governed by D.C. Code § 7-1671.01 et seq. and the Department of Health’s implementing regulations, CDCR 22-C100 et seq. The program authorizes patients with a qualifying medical or dental condition to use marijuana via inhalation, ingestion, or other means. Qualifying medical conditions include chemotherapy, the use of azidothymidine or protease inhibitors, radiotherapy, or any other treatment, as determined by rulemaking, whose side effects require treatment through the administration of medical marijuana in the same manner as a qualifying medical or dental condition. The program also authorizes patients from other states to purchase medical marijuana in Washington, D.C. An emergency rulemaking action from the Mayor’s Office expanded the number of states whose medical cards the program will accept to include any state or U.S. territory that has an active medical marijuana program and issues either a card or state-issued document evidencing the patient’s participation in the program. An emergency rulemaking action by the Council of the District of Columbia on November 2, 2021, provided for the issuance of two-year registrations cards to qualifying patients and caregiver for the purpose of attracting and keeping qualified patients and their caregivers in the legal medical cannabis market.

The medical marijuana program creates licensing regimes for dispensaries and cultivation centers. A dispensary registered to operate in the District of Columbia may (a) possess and sell medical marijuana to registered qualified patients and caregivers; and (b) manufacture, purchase, possess, and distribute paraphernalia and cigarette rolling papers to registered qualified patients and caregivers. A cultivation center registered to operate in the District of Columbia may: (a) possess, manufacture, grow, cultivate, and distribute medical marijuana for sale to registered dispensaries; and (b) manufacture, purchase, possess, and distribute paraphernalia and cigarette rolling papers to registered dispensaries. The number of dispensaries in the District of Columbia is capped at 7, with discretion for the mayor to increase the number to 8, while the number of cultivation centers is capped at 10. Currently, there are seven dispensaries and eight cultivation centers. There are also pending application processes for an additional dispensary license, two additional cultivation centers, and two testing laboratories. Columbia Care submitted a letter of intent to apply the additional dispensary license and was approved. The application period runs from starts at Monday, November 29, 2021, through Monday, March 28, 2022.

Columbia Care (through its subsidiaries in Washington, D.C.) is in compliance with applicable licensing requirements and the regulatory framework enacted by Washington, D.C.

Washington, D.C. License Requirements

Before issuing or renewing a registration or permit for either a business applicant or an individual applicant, the Director of the Alcoholic Beverage Regulation Administration (“ABRA”) shall determine that the applicant meets all of the following criteria: the applicant is of good character and generally fit for the responsibilities of registration; the applicant is at least twenty-one (21) years of age; the applicant has not been convicted of any felony before filing the application; the applicant has not been convicted of a misdemeanor for a drug-related offense before filing the application; the applicant has paid the annual fee; the applicant is not a licensed physician making patient recommendations; the applicant is not a person whose authority to be a caregiver or qualified patient has been revoked by the ABRA; and the applicant has complied with the relevant laws and regulations. The application process is extensive and requires dispensaries to submit information about the proposed facility; a security plan; an inventory plan; a product safety and labeling plan; a business and marketing plan; comments from a neighborhood commission; and an educational materials plan. Cultivation centers must similarly submit information about the proposed facility; a security plan; a cultivation plan; a product safety and labeling plan; a business plan; comments from a neighborhood commission; and an environmental plan.

Applicants’ leadership team and personnel are also subject to scrutiny during the application process. Applicants must identify all of its directors, officers, members, or incorporators on its application. Those individuals and other agents of the applicant must submit to a registration process which includes (a) written statements or evidence establishing to the satisfaction of the ABRA that the applicant meets all of the registration qualifications; (b) a copy of the applicant’s medical marijuana training and education certificate, and (c) a criminal background check. An applicant’s managers and employees are subject to a similar registration process that involves a criminal background check.

Washington, D.C. Security, Storage, and Transportation Requirements

Dispensaries and cultivation centers must comply with a number of security measures. Medical marijuana located on the premises must be stored in a separate storage area which is securely closed and locked when the establishment is prohibited from operating or is closed. The storage area shall have a volumetric intrusion detection device(s) installed and connected to the facility intrusion detection system. A cultivation center or dispensary must also install and use a highly secured safe for overnight storage of any processed marijuana, transaction records, and cash on the registered premises.

A dispensary or cultivation center must operate and maintain in good working order a 24/7 closed-circuit television surveillance system on the premises that complies with several minimum standards, including: (1) the system must visually record and monitor the entire facility including entrances and exits, parking lots, limited access areas, and areas where medical marijuana is cultivated, stored, dispensed, or destroyed; (2) cameras must be adequate for the lighting, produce digital, time stamped video, and capable of producing a DVD; (3) the system must be in good working order, and malfunctions must be reported; (4) footage must be stored for 30 days. Upon request, recordings must be turned over to police or the Department. A dispensary or cultivation center must also install, maintain, and use a professionally monitored robbery and burglary alarm system meeting certain requirements.

Unused surplus marijuana must be weighed, documented, and submitted to the police for destruction. Stolen or lost marijuana must be reported to the police within 24 hours of becoming aware of the theft or loss.

In order to transport marijuana within the district, a cultivation center must obtain a transport permit from the ABRA. Each vehicle used for the transportation of marijuana must have its own original permit. Only cultivation center employees, directors, officers, members, incorporators, agents, or contracted agents may transport marijuana.

Washington D.C. Operational Requirements

Applicants for a cultivation center or dispensary must submit a proposed staffing plan; a proposed security plan meeting a number of criteria specified in CDCR 22-C5406.2 or C5405.2, respectively; a cultivation plan that covers where medical marijuana will be cultivated and stored (for cultivators); a product safety and labeling plan that satisfies several criteria specified in CDCR 22-C 5607; a written statement regarding the suitability of the proposed facility for the medical marijuana operation; and a notarized written statement from the applicant that they have read the District of Columbia’s medical marijuana law and have knowledge of the District of Columbia and federal laws relating to marijuana. Two or more cultivation centers may operate in the same building, provided that they maintain separate books and records and their own secure premises. And, a cultivation center and a dispensary may operate in the same building so long as they have the same ownership, maintain separate books and records, maintain separate secure space, and provided that patients and caregivers are prohibited from entering the cultivation area.

Department Inspections

The ABRA may conduct announced and unannounced investigations and inspections of cultivation centers and dispensaries. During such inspections and investigations, the ABRA may review the cultivation center’s confidential records, and failure by a dispensary or cultivation center to provide the ABRA with immediate access to requested information may result in a civil fine and further sanctions.

Washington D.C. Licenses

Columbia Care operates in Washington D.C., through a wholly-owned subsidiary, Columbia Care DC, and through a management services arrangement with VentureForth LLC. The table below describes the Cultivation Center Registration held by Columbia Care DC and the Dispensary Registration and Cultivation Center Registration held by VentureForth LLC.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care DC	Cultivation Center Registration #MMP00231	Washington D.C.	12/31/21	Cultivation

VentureForth LLC	Dispensary Registration #MMP00067	Washington D.C.	12/31/21	Dispensary

VentureForth LLC	Cultivation Center Registration #MMP00049	Washington D.C.	12/31/21	Cultivation

Registration renewals in Washington D.C. are granted annually. Prior to the third renewal, an advisory neighborhood commission is entitled to a comment period during which they can submit an objection to the renewal. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable registrations, Columbia Care DC and VentureForth LLC entities would expect to receive the applicable renewed registrations in the ordinary course of business.

WEST VIRGINIA (HEMP)

In 2002, the West Virginia Legislature passed the Industrial Hemp Development Act (the “WV Hemp Act”), which created the framework for legalized industrial hemp in West Virginia. Following passage of the 2014 Farm Bill, which authorized states to establish pilot programs for industrial hemp research, the West Virginia Department of Agriculture implemented a pilot program based on the authority already granted by the WV Hemp Act. From 2017 to 2019, the number of license-holders under the pilot program increased from 46 to 165. West Virginia’s 2019 amendments to the WV Hemp Act authorized the Commissioner of Agriculture to submit a state plan for regulation of industrial hemp to the U.S. Department of Agriculture for approval pursuant to the 2018 Farm Bill. The West Virginia Department of Agriculture submitted such a plan on January 23, 2020, with a proposed effective date of October 31, 2020. The plan proposed to the U.S. Department of Agriculture is consistent with the West Virginia Department of Agriculture’s existing industrial hemp program.

The industry hemp program subjects licensees to several regulatory requirements. These include crop-testing requirements to determine whether the hemp has a permissible THC level of under 0.3%; recordkeeping and reporting requirements; and submission to any inspection and sampling that the West Virginia Department of Agriculture deems necessary. Intentional violations of the WV Hemp Act and the West Virginia Department of Agriculture’s rules, as well as repeated negligent violations, may result in a loss of license.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care WV Industrial Hemp LLC	Industrial Hemp License #0283	Morgantown, WV	12/31/21	Industrial Hemp

Columbia Care’s subsidiary, Columbia Care WV Industrial Hemp LLC, applied for and was granted a license to develop an industrial hemp farm in West Virginia. The license authorizes Columbia Care to grow, process, cultivate, store, and handle raw industrial hemp.

WEST VIRGINIA

Regulatory Landscape

Senate Bill 386, signed into law on April 19, 2017, by Governor Jim Justice, created the Medical Cannabis Act that allows for cannabis to be used for certified medical use by a West Virginia resident with a serious medical condition and is limited to the following forms: pill; oil; topical forms including gels, creams or ointments; a form medically appropriate for administration by vaporization or nebulization, dry leaf or plant form; tincture; liquid; or dermal patch. The medical cannabis program is administered by the West Virginia Bureau for Public Health, Office of Medical Cannabis (the “WV Bureau”). The Office has authority to (1) issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, (2) register medical practitioners who certify patients as having qualifying serious medical conditions, and (3) register and oversee patients with qualifying conditions. Medical cannabis may only be dispensed to a patient who receives a certification from a practitioner and is in possession of a valid identification card issued by the WV Bureau ; and a caregiver who is in possession of a valid identification card issued by the Bureau. Products packaged by a grower/processor or sold by a dispensary shall only be identified by the name of the grower/processor, the name of the dispensary, the form and species of medical cannabis, the percentage of tetrahydrocannabinol and cannabinol contained in the product.

A dispensary that has been issued a permit may lawfully dispense medical cannabis to a patient or caregiver upon presentation to the dispensary of a valid identification card for that patient or caregiver. The dispensary shall provide to the patient or caregiver a receipt, as appropriate. The receipt shall include all of the following: the name, address, and any identification number assigned to the dispensary by the WV Bureau; the name and address of the patient and caregiver; the date the medical cannabis was dispensed; any requirement or limitation by the practitioner as to the form of medical cannabis for the patient; and the form and the quantity of medical cannabis dispensed. Dispensaries are prohibited from dispensing cannabis products to anyone other than a registered patient or caregiver who presents a valid identification card from the Office. Dispensing amounts are limited to those indicated in a registered patient’s certification by his/her medical practitioner, and in any event a dispensary may not dispense more than a 30-day supply at a given time.

The WV Bureau and the Department of Revenue must monitor the price of medical cannabis sold by growers, processors and by dispensaries, including a per-dose price. If the WV Bureau and the Department of Revenue determine that the prices are unreasonable or excessive, the WV Bureau may implement a cap on the price of medical cannabis being sold for a period of six months.

The WV Bureau’s Office of Medical Cannabis (the “WV Office”) received applications for medical cannabis growers, processors, dispensaries, and laboratories in Spring 2020. The Office of Medical Cannabis issued 10 grower permits on October 3, 2020. It issued 10 processor permits on November 13, 2020. It issued 100 dispensary permits on January 29, 2021, and announced that, beginning February 3, 2021, West Virginia residents with serious medical conditions would be able to begin to submit applications to become registered patients.

Permits issued by the Office of Medical Cannabis are effective for one year from the date of issuance and may be renewed by applicants in good standing with the terms of a currently-effective permit. Permits may be suspended or revoked on the basis of failure to prevent diversion of medical cannabis, or violation of laws and rules applicable to medical cannabis businesses.

Successful Applications in West Virginia

On October 2, 2020, the Office announced the successful applicants for medical cannabis grower permits and Columbia Care WV, LLC was selected for a site in Falling Water, Berkley County, WV. On November 13, 2020, the WV Office announced the successful applicants for medical cannabis processor permits Columbia Care WV, LLC was selected for a site in Falling Water, Berkley County, WV.

On January 29, 2021, Columbia Care WV, LLC was awarded dispensary permits with respect to dispensary locations in Fayetteville, St. Albans, Morgantown, Beckley, and Williamstown.

Permit Requirements

In awarding a cannabis permit, the WV Bureau must make a determination: that the applicant will maintain effective control of and prevent diversion of medical cannabis; the applicant will comply with all applicable laws of West Virginia; if the applicant is a business entity, majority ownership in the business entity must be held by a state resident or residents; whether the applicant possesses the ability to obtain in an expeditious manner sufficient land, buildings, and equipment to properly grow, process, or dispense medical cannabis; and whether the applicant is able to implement and maintain security, tracking, recordkeeping, and surveillance systems relating to the acquisition, possession, growth, manufacture, sale, delivery, transportation, distribution, or the dispensing of medical cannabis as required by the WV Bureau. A permit is nontransferable. The fee for a permit as a grower/processor is $50,000.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care WV LLC	GO2003	Falling Waters, WV	10/01/22	Cultivation
Columbia Care WV LLC	PO20004	Falling Waters, WV	11/12/22	Processor
Columbia Care WV LLC	D540058	Williamstown, WV	01/28/22	Dispensary
Columbia Care WV LLC	D100059	Fayetteville, WV	01/28/22	Dispensary
Columbia Care WV LLC	D310060	Morgantown, WV	01/28/22	Dispensary
Columbia Care WV LLC	D410061	Beckley, WV	01/28/22	Dispensary
Columbia Care WV LLC	D200062	St. Albans, WV	01/28/22	Dispensary

Reporting Requirements

A medical cannabis organization must implement an electronic inventory tracking system which shall be directly accessible to the WV Bureau through its electronic database that electronically tracks all medical cannabis on a daily basis. The system shall include tracking of all of the following: for a grower or processor, a seed-to-sale tracking system that tracks the medical cannabis from seed to plant until the medical cannabis is sold to a dispensary; for a dispensary, medical cannabis from purchase from the grower/processor to sale to a patient or caregiver and that includes information that verifies the validity of an identification card presented by the patient or caregiver; for a medical cannabis organization, a daily log of each day’s beginning inventory, acquisitions, amounts purchased and sold, disbursements, disposals and ending inventory.

Inspections

The Office is permitted to conduct announced or unannounced inspections of permittees to determine their compliance with West Virginia law and regulations, and may inspect a permittee’s site, records, and other data, and may interview employees, principals, operators, and financial backers of the permittee. The Office will have free access to review and, if necessary, make copies of books, records, papers, documents, data, or other physical or electronic information that relates to the business of the medical cannabis organization, including financial data, sales data, shipping data, pricing data, and employee data. The Office will have free access to any area within a site or facility that is being used to store medical cannabis for testing purposes and are permitted to collect test samples for testing at an approved laboratory.

Security, Transportation, and Storage Requirements

Permittees must have security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss. The security systems must incorporate a professionally monitored security alarm system that is operational 24 hours a day, seven days a week, and records all activity in images capable of clearly revealing facial detail; have the ability to clearly and accurately display the date and time; record all images captured by each surveillance camera for a minimum of two years in a format that may be easily accessed for investigative purposes; and utilize a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings are stored. Permittees must install commercial-grade, nonresidential doors and door locks on each external door of the facility, with keys or key codes for all doors remaining in the possession of designated authorized individuals. During all nonworking hours, all entrances to and exits from the site and facility must be securely locked. Permittees must install lighting to ensure proper surveillance both inside and outside of the facility. Access to rooms containing security and surveillance monitoring equipment must be limited to persons who are essential to maintaining security and surveillance operations; federal, state and local law enforcement; security and surveillance system service employees; the bureau or its authorized agents; and other persons with the prior written approval of the Office.

A permittee is permitted to transport and deliver medical cannabis to a medical cannabis organization or an approved laboratory. A grower/processor may deliver medical cannabis to a medical cannabis organization or an approved laboratory only between 7:00 a.m. and 9:00 p.m. A grower/processor may contract with a third-party contractor for delivery so long as the contractor complies with the Office’s rules and regulations. A grower/processor must use a global positioning system to ensure safe, efficient delivery of the medical cannabis to a medical cannabis organization or an approved laboratory. Vehicles permitted to transport medical cannabis must be equipped with a secure lockbox or locking cargo area, have no markings that would either identify or indicate that the vehicle is being used to transport medical cannabis, be capable of being temperature-controlled for perishable medical cannabis, as appropriate, display current state inspection stickers and maintain a current state vehicle registration, and be insured in an amount that is commercially reasonable and appropriate. Medical cannabis stored inside the transport vehicle may not be visible from the outside of the transport vehicle. A transport vehicle is subject to inspection by the bureau or its authorized agents, law enforcement, or other federal or state officials if necessary, to perform the government officials’ functions and duties.

EUROPEAN UNION REGULATORY ENVIRONMENT

The following sections describe the legal and regulatory landscape in the European Union , the United Kingdom, and the EU member states, in particular Germany, in which Columbia Care operates or is exploring business opportunities.

While Columbia Care works to ensure that its operations comply with applicable EU, UK, and EU member state laws, regulations, and licensing requirements, for the reasons described above and the risks further described under the heading “Risk Factors”, there are significant risks associated with the business of Columbia Care. Readers are strongly encouraged to carefully read and consider all of the risk factors contained under the heading “Risk Factors” below.

Except as described above and elsewhere in this Annual Report on Form 10-K, Columbia Care is in compliance with applicable law and has not received any citations or notices of violation which may have an impact on the Columbia Care’s licenses, business activities or operations.

Medical Cannabis

In the absence of a clear EU definition of “medical cannabis”, from a legal and regulatory perspective, a distinction should be made between:

•

Cannabis-derived medicinal products: these are products which have obtained a marketing authorization from a regulatory authority (the European Medicines Agency at EU level or national competent authorities at EU member state level), after going through extensive clinical trials to test the products’ safety and effectiveness. These products are regulated as (cannabis-derived) “medicinal products” in accordance with the harmonized EU regulatory system set forth by EU Directive 2001/83/EC. To date, several cannabinoid-containing medicinal products have been authorized for marketing in the EU and certain EU member states; some are plant-based, i.e., Sativex® (nabiximols) and Epidyolex® (CBD); others are synthetic, i.e., Marinol® (dronabinol) and Cesamet® (nabilone).

•

Cannabis preparations for medical use: these are products which have not obtained a marketing authorization but are authorized through national distribution and use authorizations/licenses in certain EU member states. This may include raw cannabis, such as the flowering tops, compressed resin or hash, oils extracted from the plant, etc. Alternatively, raw cannabis can be transformed by a pharmacist into a magistral preparation in accordance with a medical prescription, or the raw cannabis may already have been transformed by the manufacturer into standardized cannabis preparations. These cannabis preparations can vary greatly in composition, depending for example on the strain of cannabis, the growing conditions and how the preparations are stored.

This section of the Annual Report on Form 10-K focuses only on such cannabis preparations for medical use, referred to as “medical cannabis”. Medical cannabis can be described as whole-plant cannabis-derived products (generally cannabis flower or oils) that are licensed by member state health systems for prescription by a doctor. As recognized by the European Monitoring Centre for Drugs and Drug Addiction (the “EMCDDA”), medical cannabis refers to a wide variety of preparations and products that may contain different active ingredients and use different routes of administration.

EU Regulatory Landscape

As the EU is not a party to the international conventions related to the control of drugs, the obligation to implement the provisions of said conventions sits with the individual EU member states. However, the EU has observer status in the UN Commission on Narcotic Drugs (“CND”).

Also, from an EU perspective, the regulation of medical cannabis falls largely within the competence of the EU member states, which may decide to permit the medical use of cannabis preparations – without requiring a marketing authorization in accordance with EU Directive 2001/83/EC – under specific conditions. In this respect, Article 5(1) of Directive 2001/83/EC, which relates to so-called “named patient use” of medicinal products, states:

“a member state may, in accordance with legislation in force and to fulfil special needs, exclude from the provisions of this Directive medicinal products supplied in response to a bona fide unsolicited order, formulated in accordance with the specifications of an authorized healthcare professional and for use by an individual patient under his direct personal responsibility.”

The use of medical cannabis can therefore only be authorized by member states upon medical prescription and when there is a medical need for the patient.

As a consequence of the above, the regulations with respect to medical cannabis vary greatly amongst member states. While some EU member states, including Germany, and the UK have adopted specific legal provisions and frameworks governing the distribution and use of medical cannabis, and other EU member states have launched official pilot programs (e.g. France), the status of medical cannabis in other member states remains unclear.

On February 13, 2019, the European Parliament adopted a motion for a resolution on use of cannabis for medicinal purposes (2018/2775(RSP) recognizing that:

“UN conventions and international law do not prevent the medicinal use of cannabis or cannabis-based products for the treatment of specific medical conditions;” and

“EU Member States differ widely in their approach to cannabis legislation, including their legislation on cannabis for medical purposes, such as on the maximum allowed levels of THC and CBD concentrations, which can lead to difficulties for countries applying a more prudent approach”.

In this respect, the European Parliament specifically called on the European Commission and member state authorities to (amongst other things):

“work together to provide a legal definition of medical cannabis, and to draw a clear distinction between cannabis-based medicines approved by the EMA or other regulatory agencies, medical cannabis not supported by clinical trials, and other applications of cannabis (e.g. recreational or industrial).”

At the reconvened 63rd session of the UN CND, which took place on December 2, 2020, the twelve (12) EU member states who are also members of the CND acted upon the World Health Organization (“WHO”) recommendations to adjust the classification of cannabis and cannabis-related substances under the international drug conventions, while ensuring that they remain subject to the most relevant international control. The vote was in accordance with Council Decision (EU) 2021/3 of November 23, 2020, which had stipulated the position to be taken by the relevant member states on behalf of the EU. In particular, the EU supported the deletion of cannabis and cannabis resin from Schedule IV of the Single Convention on Narcotic Drugs, as recommended by the WHO, considering that it would allow more research, in line with evidence-based drugs policy, on the medical use of cannabis and cannabis resin.

GERMANY

Germany Regulatory Landscape

The importation and distribution of medical cannabis in Germany is mainly covered by the German Narcotics Law (“Betäubungsmittelgesetz” – “BtMG”), the German Pharmaceutical Act (“Arzneimittelgesetz” – “AMG”), and the German Narcotics Foreign Trade Ordinance (“Betäubungsmittelaußenhandelsverordnung” – “BtMAHV”). The relevant competent authority is the German Federal Institute for Drugs and Medical Devices (“Bundesinstitut für Arzneimittel und Medizinprodukte” – “BfArM”), its sub-units the Federal Cannabis Authority (“Cannabisagentur”) and the Federal Opium Office (“Bundesopiumstelle”), and German state authorities.

Cannabis is a narcotic drug according to sec. 1 (1) BtMG, as it is listed in Annexes I to III of the BtMG (exceptions include seeds, cannabis with a tetrahydrocannabinol (THC) content not exceeding 0.2%, etc. – these are not classified as narcotic drugs). Therefore, it is a criminal offence to illicitly cultivate, produce and trade in cannabis or, without engaging in its trade, to import, export, sell, supply, otherwise place it on the market or acquire or procure it in any other way (sec. 29 (1) sent. 1 no. 1 BtMG).

The Act on the Amendment of Narcotic Drugs and Other Regulations (“Gesetz zur Änderung betäubungsmittelrechtlicher und anderer Vorschriften” – “BtMRÄndG”), which came into force on March 10, 2017, amended the national narcotic laws and other related provisions thus legalizing the cultivation, distribution and consumption of cannabis for medical purposes. Prior to this legislative change, the import of cannabis was not permitted, and only in exceptional circumstances (upon medical prescription), pharmacies could request such medical cannabis (abroad) for specific patients, provided a special case-by-case approval issued by BfArM had been obtained. Since then, medical cannabis (cultivated for medical purposes in other countries in accordance with Articles 23 and 28 of the 1961 Single Convention on Narcotic Drugs) can be imported and marketed in Germany by private companies provided they have obtained the relevant licenses.

Prescribing and Dispensing Regime

These provisions enable doctors to prescribe medical cannabis for certain indications.

Medical cannabis is – in general – either distributed as a so-called magistral medicinal preparation (“Rezepturarzneimittel”) in the form of medicinal cannabis flowers, as a cannabis extract or as a specific composition of the active substance dronabinol (“THC”).

According to sec. 13 (2) sent. 1 BtMG, the supply of cannabis to patients is only permitted through pharmacies upon a special prescription for this purpose. The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex (“DAC”).

Reimbursement Regime

Health insurance is statutorily mandated in Germany, and residents are covered by either statutory health insurance plans (covering approximately 88% of the population) or private health insurance.

Until 2017, only cannabis-derived products authorized as finished medicinal products could be prescribed and marketed in Germany and basically only cannabis intended for the manufacture of finished medicinal products containing cannabis could be imported. Since March 10, 2017, it has become possible for medical cannabis to be prescribed at the expense of the Statutory Health Insurance carriers in Germany upon their prior approval. The conditions are set out in sec. 31 (6) German Social Code Book V (“Fünftes Sozialgesetzbuch” – “SGB V”).

According to sec. 31 (6) SGB V insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and to be supplied with pharmaceuticals containing the active substances dronabinol or nabilone) if (i) a generally recognized treatment in accordance with medical standards is not available or – in the opinion of the treating physician – cannot be used in the individual case and (ii) there is a not entirely remote prospect of a notable positive effect on the course of the disease or of serious symptoms.

The new Law for More Safety in the Supply of Pharmaceuticals in Germany (“Gesetz für mehr Sicherheit in der Arzneimittelversorgung” – “GSAV”) even facilitates access to medical cannabis for those patients who already have a prescription or who have been hospitalized and further enables patients to switch smoothly between cannabis products without having to wait for a respective approval.

Germany Licensing Requirements

In accordance with the current German regulatory regime, for private companies to import and distribute medical cannabis in Germany, a License for the Trade in Narcotic Drugs, an Import Authorization, and likely a Wholesale Trading Authorization, are required. The import license can only be obtained by a company with business activity in Germany.

(a)	License for the Trade in Narcotics Drugs – Sec. 3 (1) BtMG

Sec. 3 (1) BtMG stipulates that a license is required for all operations relating to the trading of narcotic drugs:

“A license issued by the Federal Institute for Drugs and Medical Devices shall be required by any person who seeks to cultivate, produce or trade in narcotic drugs, or without engaging in their trade import, export, supply, sell, otherwise place them on the market or acquire them […].”

This license is issued for the relevant company, institution etc., for the respective site, and for the required scope of the trade in narcotic drugs. It is issued by the Federal Cannabis Agency (Cannabisagentur), a sub-unit of BfArM, upon application in accordance with sec. 1 German Narcotics Foreign Trade Ordinance (“BtMAHV”). BfArM shall decide on the issue of a license within three months of receipt of the application. Further details and requirements are regulated in sec. 3 through 10 BtMG and the BtMAHV.

(b)	Import Authorization (for Narcotic Drugs) – Sec. 11 BtMG

For each import of narcotics, an import authorization issued by BfArM is required according to sec. 11 (1) sent. 1 BtMG. The procedure for issuing import authorizations is more specifically governed by the BtMAHV:

“Any person who seeks to import or export narcotic drugs in an individual case shall require an authorization from the Federal Institute for Drugs and Medical Devices in addition to the license required pursuant to sec. 3.”

BfArM may inter alia refuse the import license or restrict the quantity of the narcotics according to the estimate of cannabis as notified with the International Narcotics Control Board or if the safety or control of narcotics traffic cannot be guaranteed.

The import license is issued in triplicate on official forms. Two copies shall be sent to the importer and one copy to the authority responsible for narcotics control in the exporting country. Most countries make exports dependent on the existence of an import permit. The approval cannot be transferred to third parties (sec. 3 (2) sent. 1 BtMAHV). It shall be limited to a maximum of three months (six months for imports by sea) ((sec. 3 (2) sent. 2 BtMAHV). If the narcotics are not imported within this time frame, the import authorization must be returned to BfArM (Sec. 6 (3) BtMAHV).

Key requirements for the aforementioned licenses according to sec. 3 through 11 BtMG are:

(i)

It must be ensured that one person is appointed at the company who is responsible for compliance with the regulations governing narcotics and the orders of the supervisory authorities for every place of business. Such responsible person must have the necessary expertise. According to sec. 6 BtMG, the expertise must be proven, depending on the type of business of the company. For import and distribution of narcotics, the expertise of the responsible person is proven by a certificate of completed vocational training as a merchant in wholesale and foreign trade in the fields of chemistry or pharmacy and by documentation confirming a period of practical work in the trade in narcotic drugs of at least one year. The applicant and the responsible person must be reliable. Concerns about reliability may arise, for example, from physical or mental handicaps, like addiction to alcohol or narcotics, as well as previous convictions, especially for narcotic drug offences.

(ii)	Suitable premises, installations and security measures must be available (sec. 5 (1) no. 4 BtMG).

(iii)

The holder of a license according to sec. 3 BtMG has certain obligations after the license is issued, which include keeping records for each increase and decrease in stock according to sec. 17 BtMG as well as the submission of half-yearly notifications for each site of the quantity of the products to BfArM according to sec. 18 BtMG.

(iv)	The holder of the license shall also inform BfArM of any changes of relevant information specified in sec. 7 BtMG (i.e., the information that shall be provided with the application).

(v)

An application for a new license shall be required in the event of changes in the scope of trading with narcotic drugs, changes in respect of the person holding the license or the location of the sites.

(c)	Wholesale Trading Authorization – Sec. 52 a AMG

Medical cannabis also falls under the definition of a medicinal product (sec. 2 (1) AMG), and in this respect:

“Any person, who engages in the wholesale trading of medicinal products […], requires an authorization to do so.” (Sec. 52a (1) sent. 1 AMG).

If private companies trade medical cannabis as wholesalers, a Wholesale Trading Authorization is required according to sec. 52a AMG. Wholesale trade is defined in sec. 4 (22) AMG:

“Wholesale trade in medicinal products is any professional or commercial activity for the purpose of doing business which consists of the procuring, storing, supplying or exporting of medicinal products, with the exception of the dispensing of medicinal products to consumers other than physicians, dentists, veterinarians or hospitals.”

Usually, the company which applies for the import license regarding the import of medical cannabis also has a German authorization on wholesale trading of medicinal products (“Großhandelserlaubnis”) in accordance with sec. 52a AMG.

(d)	Import Authorization – Sec. 72 AMG

If medical cannabis is imported from non-EU/EEA countries, an import authorization for medicinal products according to sec. 72 AMG is also required:

“A party wishing to bring: 1. medicinal products within the meaning of sec. 2 (1) or (2) no. 1 […] on a commercial or professional basis, into the purview of the present Act from countries which are not Member

States of the European Communities or other States party to the Agreement on the European Economic Area shall require an authorization by the competent authority” (Sec. 72 (1) AMG).

(e)	Further Possible Licensing Requirements

For medical cannabis treated with ionizing radiation, according to sec. 1 (3) (“Verordnung über radioaktive oder mit ionisierenden Strahlen behandelte Arzneimittel” – “AMRadV”), a marketing authorization may be required. This applies to cannabis, in the manufacture of which electron, gamma or x-ray radiation has been used to reduce the bacterial count.

For the sake of completeness, we note that several other licenses might also be required, i.e., a marketing authorization for cannabis-based medicinal products or, in case the medical cannabis is processed, packed, labeled etc. in Germany, a manufacturing authorization.

THE UNITED KINGDOM

The UK Regulatory Landscape

The Misuse of Drugs Act 1971 and Misuse of Drugs Regulations 2001

(a) The legalization of medical cannabis

In June 2018, the Home Secretary announced a two-part review of the scheduling of cannabis under the Misuse of Drugs Regulations 2001 (SI 2001/3998) (“2001 Regulations”). At that time, cannabis and many of its derivatives were Class B controlled drugs under the Misuse of Drugs Act 1971 (“MDA”) and listed in Schedule 1 to the 2001 Regulations.

The Class (A, B and C) of a controlled drug under the MDA broadly relates to the particular drug’s potential for harm and dictates the penalties for committing related offences (such as unlawful possession). The scheduling (1 – 5) of a controlled drug under the 2001 Regulations relates to the particular drug’s medical benefits and the conditions under which such drugs can be accessed for legitimate purposes (i.e., Schedule 1 controlled drugs are considered to have little or no known therapeutic value and are subject to the strictest restrictions).

The first part of the review, conducted by the Chief Medical Officer for England and Chief Medical Advisor to the UK Government, found that there was conclusive evidence of the therapeutic value of cannabis-based products for certain medical conditions and reasonable evidence of therapeutic benefit for several other medical conditions. On this basis, the review recommended that cannabis-based medicinal products be removed from Schedule 1 under the 2001 Regulations.

In light of this recommendation, the UK Government asked the Advisory Council on the Misuse of Drugs (“ACMD”) to provide short-term advice. Amongst other things, the ACMD recommended that cannabis-derived medicinal products of the appropriate medicinal standard be moved from Schedule 1 to Schedule 2 of the 2001 Regulations. The ACMD also recommended that synthetic cannabinoids remain in Schedule 1 to the 2001 Regulations pending further consideration of their potential rescheduling.

Accepting these recommendations, the UK Government introduced the Misuse of Drugs (Amendments) (Cannabis and License Fees) (England, Wales and Scotland) Regulations 2018 (SI 2018/1055), which came into force on November 1, 2018 and apply to England, Wales and Scotland. These Regulations amended the 2001 Regulations to reschedule “cannabis-based products for medicinal use in humans” as Schedule 2 drugs, thereby allowing such products to be available by prescription, subject to certain controls and restrictions. Parallel changes were made to the relevant legislation applicable in Northern Ireland.

A “cannabis-based product for medicinal use” (“CBPM”) is defined as a preparation or other product which:

i)	is or contains cannabis, cannabis resin, cannabinol or a cannabinol derivative (not being dronabinol or its stereoisomers); and

ii)	is produced for medical use in humans; and

iii)	is a medicinal product or a substance or preparation for use as an ingredient of, or in the production of an ingredient of, a medicinal product.

All other cannabis-based products not falling within this definition remain Schedule 1 drugs under the 2001 Regulations and are accessible only by Home Office license. However, products falling within the definition of “exempt product” under the 2001 Regulations are not subject to the restrictions on possession, production, supply, import or export. An “exempt product” is:

“a preparation or other product consisting of one or more component parts, any of which contains a controlled drug, where—

(a)	the preparation or other product is not designed for administration of the controlled drug to a human being or animal;

(b)

the controlled drug in any component part is packaged in such a form, or in combination with other active or inert substances in such a manner, that it cannot be recovered by readily applicable means or in a yield which constitutes a risk to health; and

(c)	no one component part of the product or preparation contains more than one milligram of the controlled drug or one microgram in the case of lysergide or any other N -alkyl derivative of lysergamide;”

Cannabis, cannabis resin, cannabinol and cannabinol derivatives (including cannabis-based medicinal products) remain Class B controlled drugs under the MDA.

The UK Government asked the ACMD to carry out a longer-term review of CBPMs, which (amongst other things) will:

•	Assess the impact of the change in legislation on CBPMs;

•	Provide advice on whether the scheduling of products falling within the definition of CBPM is appropriate;

•	Consider whether any further legislative amendments are required regarding CBPMs; and

•	Advise on the classification and rescheduling of synthetic cannabinoids under the MDA and 2001 Regulations.

The ACMD provided its report and recommendations on November 27, 2020. In summary, the ACMD recommended that:

•

The rescheduling of CBPMs remains appropriate and no further legislative amendments are required at this time. However, in the event that there is a marked increase in the number of CBPMs achieving marketing authorization and being individually considered as candidates for rescheduling, the ACMD will again review the scheduling of CBPMs as a whole;

•

The ACMD should be commissioned to conduct a further assessment of the impact of the rescheduling of CBPMs in the two years following the publication of the report as there is not yet sufficient evidence available to fully assess any and all consequences of the legislative change;

•

The availability of a patient registry for CBPMs should be recognized as crucial for future assessments of the impact of the rescheduling of such products and the UK government should continue to support the development of an official patient registry;

•

Research should be commissioned to assess the impacts of the rescheduling of CBPMs on public knowledge and attitudes towards cannabis, unlicensed CBPMs, licensed CBPMs and licensed cannabis-based medicines and to explore the safety, quality and efficacy of unlicensed CBPMs, licensed CBPMs and licensed cannabis- based medicines; and

•	Government departments should conduct a full review of international approaches to legislation facilitating the medicinal usage of cannabis-based medicines.

(b)	General requirements and restrictions

The existing requirements for Schedule 2 controlled drugs apply to CBPMs. These include requirements in relation to safe custody, prescriptions, marked bottles and other containers, record keeping and preservation of documents, and destruction. For example:

•

A Schedule 2 controlled drug must be stored in a locked receptacle, usually in an appropriate controlled drugs cabinet or approved safe, which can only be opened by the person in lawful possession of the product or a person authorized by that person;

•

A person supplying a Schedule 2 controlled drug, otherwise than on prescription, to, for example, a practitioner, hospital, care home or laboratory, must ensure that the requisition for such drug was made in writing and (unless the supplier is a wholesale dealer) send the requisition to the relevant National Health Service (“NHS”) agency;

•

A person supplying a Schedule 2 controlled drug (e.g. a pharmacist) must (amongst other things) take certain steps to confirm that the prescription is compliant, the address of the person issuing the prescription is within the UK, and the signature on the prescription is genuine;

•

The package and container of a Schedule 2 controlled drug must be plainly marked with the amount of the drug, including the amount in each dosage unit, and the percentage of each component which is a controlled drug;

•	Registers must be kept, for at least two years, in respect of each class of Scheduled 2 controlled drug in accordance with specific requirements; and

•	Schedule 2 controlled drugs must only be destroyed in the presence of a person authorized by the Home Office.

(c)	Access restrictions

Schedule 2 drugs can generally be prescribed by a medical practitioner. However, additional restrictions for medical cannabis (i.e., cannabis-based products without a marketing authorization) apply. Such products can only be prescribed by a doctor on the Specialist Register of the General Medical Council (“GMC”) or be supplied in the context of a clinical trial (provided the legislation regulating clinical trials is fully complied with). This restriction is removed for medicinal cannabis products with a marketing authorization, which can be prescribed by a general practitioner for patient use as with other Schedule 2 drugs. The rescheduling of CBPMs therefore brings medical cannabis (i.e., those products without a marketing authorization) into the existing UK “Specials” medicines framework, outlined below.

The Human Medicines Regulations 2012

(a)	Special medicines framework

The Human Medicines Regulations 2012 (SI 2012/1916) (“HM Regulations”) implement Directive 2001/83/EC into UK domestic law. In the case of cannabis-based medicinal products, a marketing authorization means that the product can be prescribed by a general practitioner in the UK. However, as indicated above, there are a number of exemptions to the requirement to obtain a marketing authorization, which recognize the need to allow unauthorized products to be supplied to meet the special needs of a particular patient (among other exemptions). This exemption is known as the “Specials regime” and is based on the aforementioned Article 5(1) of EU Directive 2001/83/EC.

Under the Specials regime, an unauthorized medicinal product should not be supplied where an equivalent authorized medical product can meet the special clinical needs of the particular patient. Guidance published by the Medicines and Healthcare products Regulatory Agency (“MHRA”) provides that anyone supplying an unlicensed CBPM must be satisfied as to the existence of a special need, and that the MHRA expects that documentary evidence of this special need should be obtained by manufacturers, importers or distributors.

NHS England has also confirmed that it expects that rigorous and auditable safeguards around the prescribing of medical cannabis will be followed, and that such products will only be prescribed for indications where there is clear published evidence of benefit and where established treatment options have been exhausted.30

Concern has been expressed that patients in the UK who meet the special needs test are not readily able to access prescriptions for medical cannabis and that the current prescribing guidelines for the specialist doctors are overly restrictive. In light of this, further measures are anticipated noting, in particular, that:

NHS England has been asked to carry out a “process evaluation” as soon as possible to assess barriers to prescribing medical cannabis;

The National Institute for Health Research (“NIHR”) and the relevant drug companies have been asked to produce evidence around medical cannabis to improve the evidence base. The NIHR has since issued two calls for research proposals;

NHS England and Health Education England have produced an online training program for doctors to support them in prescribing medical cannabis;

In November 2019, the National Institute for Health and Care Excellence (“NICE”) published guidelines for prescribing medical cannabis in the UK; and

The results of a Parliamentary inquiry by the Health and Social Care Select Committee (“HSCSC”) into the usage of medical cannabis in the UK were published on 3 July 2019. The HSCSC made a number of recommendations, including calling on NIHR and the Department of Health and Social Care to encourage and focus research into those specific conditions where the Chief Medical Officer’s report found good evidence for the use of cannabis based medicinal products.

(b)	General requirements and restrictions

The HM Regulations, along with MHRA guidance on the supply of Specials, impose a number of requirements on manufacturers, importers, wholesalers and other suppliers of medicinal products containing narcotics, including cannabis, including in relation to packaging and labeling, advertising, pharmacovigilance and record keeping. For example:

•

Medical cannabis should be labeled in accordance with best practice and, at a minimum, should include the name of the product, a statement of the content/ratio of THC/CBD, the route of administration, the dosage, and special warnings. Separately, when the product is dispensed, the pharmacist should ensure that the usual dispensing label provisions are applied;

•

Medical cannabis must not be advertised. There are some limited exemptions, including where trade catalogue or circular is sent to an authorized healthcare professional in order to respond to an unsolicited request for information on the range of products supplied, provided no product claim is made;

•

All persons selling or supplying medical cannabis (including manufacturers, importers, distributers, and specialist doctors) must report any suspected adverse drug reactions and failures of efficacy. Wholesalers are under an obligation to keep records and report any serious adverse reactions to the MHRA; and

•

Persons selling or supplying medical cannabis in the UK must maintain records for at least five years containing prescribed information, including the names of each product and the brand/supplier, the source of each product, to whom and when each supply was made, and a record of any suspected adverse reactions. Each person must make the records available for inspection by the MHRA on request.

UK Licensing Requirements

The MDA, 2001 Regulations and/or HM Regulations impose restrictions on, and/or require licenses be held by persons manufacturing/producing, importing, distributing, supplying, possessing and exporting medical cannabis. For example:

•

A manufacturer or producer of medical cannabis in the UK must hold a manufacturer’s (specials) license under the HM Regulations and a Home Office license under the MDA and 2001 Regulations, unless an exemption applies;

•

An importer of medical cannabis into the UK must hold a Home Office license under the MDA, in addition to either a (i) wholesale dealer’s license (if the product is to be imported from an EEA member state), or (ii) manufacturer’s (specials) license (if the product is to be imported from a third country) under the HM Regulations. In addition, following the withdrawal of the UK from the European Union on January 31, 2020 and the end of the transition period on December 31, 2020, a wholesale dealer in Great Britain must employ a Responsible Person (import) (RPi) resident in the UK in relation to products imported from the EEA and may only import Qualified Person (QP) certified medicines from the EEA if certain checks are made by the RPi;

•

Distribution by wholesale dealing (i.e. excluding supply of the products to the public) must be through licensed wholesale dealers under the HM Regulations. Home Office licenses for possession and supply will also be required for activities associated with distribution (such as possession and supply), unless an exemption applies;

•

Medical cannabis without a marketing authorization can only be prescribed to a patient by a doctor on the Specialist Register of the GMC under the 2001 Regulations. Patients are able to lawfully possess the product for medical use in accordance with a valid prescription; and

•

Medical cannabis that is lawfully manufactured in, or imported into, the UK pursuant to a manufacturer’s (specials) license or a wholesale dealer’s license may be exported to other EU/EEA countries, provided it is lawful in the receiving country and the exporter complies with the relevant national requirements of the receiving country. Medical cannabis exported to non-EU/EEA countries are not “Specials” and so must be manufactured by the holder of an ordinary manufacturer’s license, batch released and certified by a qualified person. A Home Office license will also be required for export under the MDA.

•

For certain groups, for example, pharmacists and persons carrying out a retail pharmacy business, the 2001 Regulations allow the possession, supply and production of controlled drugs without the need for a Home Office license.

CBD based consumer products

EU Regulatory Landscape

Cannabidiol (“CBD”) in its own right is not considered a controlled substance at international or national level. It is not included in the Schedules to the Single Convention on Narcotic Drugs of 1961 or the Convention on Psychotropic Substances of 1971. This position has been confirmed by the Expert Committee on Drug Dependence (“ECDD”) in its comprehensive Critical Review Report of CBD of June 2018, which further states that “there is no evidence of […] any public health-related problems associated with the use of pure CBD.” The ECDD accordingly recommended that “preparations considered to be pure CBD should not be scheduled within the international drug conventions” as CBD does not have psychoactive properties and presents no potential for abuse or dependence.” Consequently, the WHO has confirmed that its legal status in countries is something for national regulators to decide.

In its Kanavape judgment dated November 19, 2020, the Court of Justice of the European Union (“CJEU”) unequivocally confirmed that CBD is not a narcotic drug, including CBD extracted from the Cannabis sativa L.

plant in its entirety (and thus not only its seeds and/or fiber), and that EU member states may not prohibit its marketing as such. By means of this landmark judgment, the CJEU ended the on-going debate in Europe whether CBD extracted from the hemp plant should be considered as a narcotic drug because it constitutes a “cannabis extract” within the meaning of Schedule I of the Single Convention. The CJEU ruled that:

“since CBD does not contain a psychoactive ingredient in the current state of scientific knowledge […], it would be contrary to the purpose and general spirit of the Single Convention to include it under the definition of ‘drugs’ within the meaning of that convention as a cannabis extract.”

The CJEU’s judgment has important implications for the use of CBD in consumer products, i.e., cosmetic and food products in particular.

(a) Cosmetic products

Regulation (EC) N° 1223/2009 on cosmetic products (the “Cosmetics Regulation”) sets forth the regulatory framework for cosmetic products in the EU. The Cosmetics Regulation, among other things, establishes the safety requirements for cosmetic products (i.e., a safety assessment is required prior to commercialization), centralizes the notification of cosmetic products placed on the EU market through the Cosmetics Product Notification Portal (“CPNP”) and introduces several other obligations for companies that are manufacturing and/or marketing cosmetics in the EU.

The Cosmetics Regulation specifically restricts the use of certain substances in cosmetic products, i.e., Annex 2 contains a list of substances prohibited in cosmetic products while Annex 3 lists restricted substances which can only be used in accordance with the specified restrictions. The prohibited substances listed in Annex 2 include “narcotics, natural and synthetic: all substances listed in Table 1 and 2 of the Single Convention on Narcotic Drugs signed in New York on 30 March 1961”, which include “cannabis and cannabis resin and extracts and tinctures of cannabis.” Consequently, as the 1961 Single Convention does not schedule CBD specifically, the use of CBD in cosmetics has in principle always been allowed, as confirmed by the specific inclusion of synthetically produced CBD in the EU cosmetics ingredients database (“CosIng”). However, by reference to the UN Single Convention, some ambiguity remained as to whether CBD produced as extracts and/or tinctures of – the flowering or fruiting tops of – cannabis could be used in cosmetics.

In its Kanavape judgment, the CJEU indeed clarified that “since CBD does not contain a psychoactive ingredient in the current state of scientific knowledge […], it would be contrary to the purpose and general spirit of the Single Convention to include it under the definition of ‘drugs’ within the meaning of that convention as a cannabis extract”. Consequently, following this judgment, in early February 2021, the European Commission expressly confirmed – by means of an update of the CosIng database – that natural CBD, “derived from extract or tincture or resin of cannabis”, may be used in cosmetics. The CosIng database further specifies that CBD has the following cosmetic functions: (i) anti-sebum, (ii) antioxidant; (iii) skin conditioning; and (iv) skin protecting.

As a consequence, CBD based cosmetic products can be marketed in the EU provided they comply with the relevant requirements of the Cosmetics Regulation and national laws and regulations as may be applicable.

Pursuant to Brexit, since 1 January 2021, the EU Withdrawal Act provides for EU law to be retained by adaptation into UK law. This means that in the short term UK law will be constituted of retained EU law, and therefore mirror EU law, with some differences in some mechanisms and additional administrative formalities (e.g. UK product notifications). However, at present, Brexit is not expected to have any specific impact on the status of CBD for use in cosmetics in the UK.

(b) Food products

Regulation (EC) No 178/2002 (the “General Food Law Regulation”) establishes that only safe food can be placed on the EU market and establishes basic criteria for establishing whether a food is safe. It aims to ensure free movement of food manufactured and marketed in the EU and establishes a principle of risk analysis based on scientific and technical evaluations undertaken by the European Food Safety Authority (“EFSA”). It is a basic precondition of the General Food Law Regulation that food must be safe, albeit in general, food products do not require prior authorisation in order to be placed on the market in the EU.

Article 2 of the EU General Food Law Regulation specifies that food shall not include […]

“narcotic or psychotropic substances within the meaning of the United Nations Single Convention on Narcotic Drugs, 1961, and the United Nations Convention on Psychotropic Substances, 1971.”

Through its ruling in the Kanavape case that CBD is not a narcotic drug under the Single Convention, including CBD extracted from the Cannabis sativa L. plant in its entirety, the CJEU also – indirectly – confirmed that CBD, either synthetically or naturally produced, may generally be used in food and beverages in the European Union.

CBD is currently considered a so-called “novel food” in accordance with Regulation (EU) 2015/2283 (the “Novel Food Regulation”) given that the European Commission takes the view that CBD was not used as a food or food ingredient before May 15, 1997 and a history of consumption has not been demonstrated. The (non-binding) EU Novel Food Catalogue confirms this through its entry for cannabinoids in general:

“The hemp plant (Cannabis sativa L.) contains a number of cannabinoids and the most common ones are as follows: […] cannabidiol (CBD) […]. Without prejudice to the information provided in the novel food catalogue for the entry relating to Cannabis sativa L., extracts of Cannabis sativa L. and derived products containing cannabinoids are considered novel foods as a history of consumption has not been demonstrated. This applies to both the extracts themselves and any products to which they are added as an ingredient (such as hemp seed oil). This also applies to extracts of other plants containing cannabinoids. Synthetically obtained cannabinoids are considered as novel.”

CBD extracts and food products (including beverages) containing CBD may therefore only be placed on the market as a food or food ingredient in the EU following a safety assessment by EFSA and authorization by the European Commission in accordance with the Novel Food Regulation. In practice, this results in the European Commission adopting an implementing act authorizing the placing on the market of a novel food and updating the so-called Union list. If the novel food is liable to have an effect on human health, the Commission will request EFSA to carry out a risk assessment first. Following the aforementioned Kanavape judgment, the European Commission confirmed in a public statement that the currently pending novel food applications for CBD are being evaluated and processed.

As a consequence, CBD based food products can be marketed in the EU once they have obtained a Novel Food authorization covering their specific use and comply with the relevant requirements of the General Food Law and Novel Food Regulation as well as national laws and regulations as applicable.

In the UK, the UK Food Standards Agency (“FSA”) has taken the position that CBD containing food products which were on sale in the UK on February 13, 2020 and are linked to an application which is submitted to the FSA by March 31, 2021 which was subsequently validated can remain on sale in England and Wales pending the assessment of these applications, i.e., until they have been considered by independent scientific committees and a decision on authorization has been made. A list of the products that may remain on the UK market until a decision is made on their authorization is published on the FSA website.

Available Information

Our website address is https://col-care.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this document.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of shares of our common shares to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to the Arrangement

There can be no assurance that all of the conditions precedent to closing of the Arrangement will be satisfied.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside of Columbia Care’s control, including receipt of the final order of the Supreme Court of British Columbia approving the Arrangement, receipt of Columbia Care shareholder approval and receipt of any necessary regulatory approvals (the “Key Regulatory Approvals”).

In addition, the completion of the Arrangement by Columbia Care and Cresco Labs is conditional on, among other things, no material adverse effect having occurred or having been disclosed to the public (if previously undisclosed to the public) in respect of the other Party.

There can be no certainty, nor can Columbia Care and Cresco Labs provide any assurance, that all conditions precedent to the Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Arrangement may not be completed. If the Arrangement is not completed, the market price of the Common Shares may be adversely affected.

The Key Regulatory Approvals may not be obtained or, if obtained, may not be obtained on a favorable basis.

To complete the Arrangement, each of Columbia Care and Cresco Labs must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities. The Key Regulatory Approvals have not been obtained yet. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of the Arrangement. If obtained, the Key Regulatory Approvals may be conditioned, with the conditions imposed by the applicable governmental entity not being acceptable to either Columbia Care or Cresco Labs, or, if acceptable, not being on terms that are favorable to the resulting combined company (the “Combined Company”). There can be no assurance as to the outcome of the regulatory approval processes, including the undertakings and conditions that may be required for approval or whether the Key Regulatory Approvals will be obtained. If not obtained, or if obtained on terms that are not satisfactory to either Columbia Care or Cresco Labs, the Arrangement may not be completed.

If the Arrangement is not completed, the market price of the Common Shares may be adversely affected.

If, for any reason, the Arrangement is not completed or its completion is materially delayed and/or the Arrangement Agreement is terminated, the market price of the Common Shares may be materially adversely affected. Depending on the reasons for terminating the Arrangement Agreement, Columbia Care’s business, financial condition or results of operations could also be subject to various material adverse consequences, including as a result of paying a termination fee of $65 million (the “Columbia Care Termination Fee”).

There can be no assurance that the Arrangement will not be terminated by Columbia Care or Cresco Labs in certain circumstances.

Each of Columbia Care and Cresco Labs has the right, in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Arrangement. Accordingly, there can be no certainty, nor can Columbia Care provide any assurance that the Arrangement will not be terminated by either of Columbia Care or Cresco Labs prior to the completion of the Arrangement. The Arrangement Agreement also includes termination amounts payable if the Arrangement Agreement is terminated in certain circumstances. Additionally, any termination will result in the failure to realize the expected benefits of the Arrangement in respect of the operations and business of Columbia Care and Cresco Labs.

The termination amounts provided under the Arrangement Agreement may discourage other parties from attempting to acquire Columbia Care or Cresco Labs.

Under the Arrangement Agreement, Columbia Care is required to pay to Cresco Labs the Columbia Care Termination Fee of $65 million in the event the Arrangement Agreement is terminated in connection with entry into a superior proposal. The Columbia Care Termination Fee may discourage other parties from attempting to acquire Common Shares or otherwise make any acquisition proposal to Columbia Care, even if those parties would otherwise be willing to offer greater value to Columbia Care shareholders than that offered by Cresco Labs under the Arrangement.

The uncertainty surrounding the Arrangement could negatively impact Columbia Care’s current and future operations, financial condition and prospects.

As the Arrangement is dependent upon receipt, among other things, of the Key Regulatory Approvals and satisfaction of certain other conditions, its completion is uncertain. If the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of Columbia Care’s resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Columbia Care.

In addition, Columbia Care has, and will continue to, incur significant transaction expenses in connection with the Arrangement, regardless of whether the Arrangement is completed.

Restrictions during the pending Arrangement that prevent Columbia Care from pursuing business opportunities could have an adverse effect on Columbia Care.

Each of Columbia Care and Cresco Labs is subject to customary non-solicitation provisions under the Arrangement Agreement, pursuant to which, the Parties are restricted from soliciting, initiating or knowingly encouraging any acquisition proposal, among other things. The Arrangement Agreement also restricts them from taking specified actions until the Arrangement is completed without the consent of the other Party. These restrictions may prevent Columbia Care or Cresco Labs from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

There can be no assurance that the value of the Cresco Labs Subordinate Voting Shares received by Columbia Care shareholders will equal or exceed the value of the Common Shares prior to the Effective Date.

The Exchange Ratio will not increase or decrease due to fluctuations in the market price of the Common Shares or Cresco Labs Subordinate Voting Shares; provided, the Exchange Ratio may potentially be adjusted in the event that Columbia Care is required to issue shares in satisfaction of an earn-out payment for a prior acquisition, with the potential adjustment in proportion to the additional dilution from such potential issuance relative to Columbia Care’s current fully diluted in-the money outstanding shares. The market price of the Common Shares or Cresco Labs Subordinate Voting Shares could each fluctuate significantly prior to the effective date of the Arrangement (the “Effective Date”) in response to various factors and events, including, without limitation, as a result of the differences between Columbia Care’s and Cresco Labs’ actual financial or operating results and those expected by investors and analysts, changes in analysts’ projections or recommendations, changes in general economic or market conditions, and broad market fluctuations. As a result of such fluctuations, historical market prices are not indicative of future market prices or the market value of the Cresco Labs Subordinate

Voting Shares that holders of Common Shares will receive on the Effective Date. There can be no assurance that the market value of the Cresco Labs Subordinate Voting Shares that the holders of Common Shares will receive on the Effective Date will equal or exceed the market value of the Common Shares held by such Columbia Care shareholders prior to the Effective Date. Similarly, there can be no assurance that the trading price of Cresco Labs Subordinate Voting Shares will not decline following the completion of the Arrangement.

The foregoing risks or other risks arising in connection with the failure of the Arrangement, including the diversion of management’s attention from conducting the business of Columbia Care, may negatively impact Columbia Care’s business operations, financial results and share price.

If the Arrangement is not approved by the Columbia Care shareholders, or the Arrangement is otherwise not completed, then the market price for the Common Shares may decline.

If the Arrangement is not approved by the Columbia Care shareholders, or the Arrangement is otherwise not completed, then the market price of the Common Shares may decline to the extent that the current market price of the Common Shares reflects an assumption by the market that the Arrangement will be completed. If the Arrangement Resolution is not approved and the Board decides to seek another merger or Arrangement, there can be no assurance that it will be able to find a party willing to pay an equivalent or more attractive price than the value of the Cresco Labs Subordinate Voting Shares to be transferred pursuant to the Arrangement.

Potential payments to Columbia Care shareholders who exercise dissent rights could have an adverse effect on the Combined Company’s financial condition or prevent the completion of the Arrangement.

Columbia Care shareholders have the right to exercise dissent rights and demand payment equal to the fair value of their Common Shares. If dissent rights are exercised in respect of a significant number of Common Shares, a substantial payment may be required to be made to such Columbia Care shareholders, which could have an adverse effect on the Combined Company’s financial condition and cash resources. Further, Cresco Labs’ obligation to complete the Arrangement is conditional upon Columbia Care shareholders holding no more than 5% of the outstanding Common Shares having exercised dissent rights. Accordingly, the Arrangement may not be completed if Columbia Care shareholders exercise dissent rights in respect of more than 5% of the outstanding Columbia Care Shares.

Another attractive take-over, merger or business combination may not be available if the Arrangement is not completed.

If the Arrangement is not completed and is terminated, there can be no assurance that Columbia Care will be able to find a party willing to pay equivalent or more attractive consideration than the consideration to be provided by Cresco Labs under the Arrangement or be willing to proceed at all with a similar transaction or any alternative transaction.

While the Arrangement is pending, Columbia Care is restricted from taking certain actions.

The Arrangement Agreement restricts Columbia Care from taking certain specified actions until the Arrangement is completed without the consent of Cresco Labs. These restrictions may prevent Columbia Care from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement and could have an adverse effect on the business, operating results or prospects of Columbia Care.

Columbia Care will incur costs even if the Arrangement is not completed and may have to pay the Columbia Care Termination Fee.

Certain costs related to the Arrangement, such as legal, accounting and certain financial advisor fees, must be paid by Columbia Care even if the Arrangement is not completed. Given Columbia Care’s current financial condition, there is no assurance that Columbia Care will have the funds to pay these costs which would adversely affect the share price of the Common Shares. If the Arrangement Agreement is terminated, Columbia Care may be required in certain circumstances to pay Cresco Labs the Columbia Care Termination Fee.

Following completion of the Arrangement, former Columbia Care shareholders will not have the ability to significantly influence certain corporate actions of Cresco Labs.

Immediately following the completion of the Arrangement, former Columbia Care shareholders are expected to own approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis), based on the number of Columbia Care Shares outstanding upon completion of the Arrangement and assuming that (i) there are no dissenting Columbia Care shareholders, (ii) there are no Columbia Care Options exercised prior to the Effective Time and (iii) there are no Columbia Care Warrants exercised prior to the Effective Time. Former Columbia Care shareholders (other than any dissenting Columbia Care shareholders) will not be in a position to exercise significant influence over all matters requiring shareholder approval, including the election of directors, determination of significant corporate actions, amendments to Cresco Labs’ articles of incorporation and the approval of any business combinations, mergers or takeover attempts.

We may experience difficulties integrating Columbia Care and Cresco’s operations and realizing the expected benefits of the Arrangement.

The success of the Arrangement will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Columbia Care and Cresco in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of ongoing business, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees, customers or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Columbia Care and Cresco or experience delays, we may incur unanticipated liabilities and expenses, and be unable to fully realize the potential benefit of the revenue growth, synergies and other anticipated benefits resulting from the Arrangement, and our business, results of operations and financial condition could be adversely affected.

We incurred, and may continue to incur, significant Arrangement-related costs and integration costs in connection with the Arrangement with Cresco.

We incurred, and may continue to incur, significant Arrangement-related costs and integration costs in connection with the Arrangement with Cresco. We may incur additional costs to maintain employee morale and to retain key employees. Unanticipated costs may be incurred in the course of integration, and management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Risks Related to Our Business

Marijuana remains illegal under federal law, and enforcement of cannabis laws could change.

Columbia Care both directly and indirectly engages in the cannabis industry in the United States where local and state laws permit such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To Columbia Care’s knowledge, 36 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 18 of these states, marijuana has been legalized for adult use, although not all of those jurisdictions have fully implemented their legalization programs. These include the states and territories in which Columbia Care operates. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

Federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors under the previous U.S. presidential administration as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re- adopt the Cole Memo or announce a substantive marijuana enforcement policy. Justice Garland stated at a confirmation hearing before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.”1 Nevertheless, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Federal law is separate from state law in these circumstances; therefore, the federal government can assert criminal violations of federal law despite state law. If the current administration was to aggressively pursue financiers or equity owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then Columbia Care could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

The Department of Justice under the current administration or an aggressive federal prosecutor could allege that Columbia Care and the Board and, potentially its shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that the federal prosecutor would seek to seize the assets of Columbia Care, and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, Columbia Care’s operations would cease, Columbia Care securityholders may lose their entire investment and directors, officers and/or Columbia Care Shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Violations of any federal laws could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on Columbia Care, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on the Exchanges or other applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of its listed securities.

[1]

John Schroyer, (2021 February 22) Attorney general nominee Garland signals friendlier marijuana stance, available at https://mjbizdaily.com/attorney-general-nominee-merrick-garland-signals-friendlier-marijuana-stance/.

Overall, an investor’s contribution to and involvement in Columbia Care’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

There is no guarantee that the Rohrabacher-Farr Amendment will be renewed.

The Rohrabacher-Farr Amendment has been adopted by U.S. Congress in successive budgets since 2015. The Rohrabacher-Farr Amendment prohibits the Department of Justice from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states which have legalized such activity. This amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. The Rohrabacher-Farr Amendment was renewed most recently in the Omnibus Appropriations Act of 2021, which funds the agencies of the federal government through September 30, 2021. On September 30, 2021, the Amendment was extended through the signing of a continuing resolution, effective through February 18, 2021, and has since been extended again until September 30, 2022. Notably, Rohrabacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. There is no guarantee that the Rohrabacher-Farr Amendment will be included in future legislation.

There is a risk of civil asset forfeiture of the Company’s assets.

Since the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

The Company is subject to anti-money laundering laws and regulations.

Columbia Care is subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), Sections 1956 and 1957 of U.S.C. Title 18 (the Money Laundering Control Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the medical cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

In February 2014, FinCEN, a division of the U.S. Department of Treasury, issued the FinCEN Guidance, providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Guidance states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. While the FinCEN Guidance has not been rescinded by the Department of Justice at this time, it remains unclear whether the current administration will follow its guidelines. Overall, the Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act that occur in any state, including in states that have legalized the applicable conduct, and the Department of Justice’s current enforcement priorities could change for any number of reasons, including a change in the opinions of the President of the United States or the United States Attorney General. A change in the Department of Justice’s enforcement priorities could result in the Department of Justice prosecuting banks and financial institutions for crimes that previously were not prosecuted.

On March 18, 2021, the U.S. House of Representatives reintroduced the Secure and Fair Enforcement Banking Act (commonly known as the “SAFE Banking Act”) which had previously passed in the House in 2019 and which aims to provide safe harbor and guidance to financial institutions that work with legal U.S. cannabis businesses. On March 23, 2021, the bill was reintroduced in the Senate as well. On April 19, 2021 the House passed the SAFE Banking Act by a vote of 321-101. In an attempt to help get the SAFE Banking Act passed in the Senate, Representative Ed Perlmutter proposed that it be included as an amendment to the National Defense Authorization Act (the “NDAA”). The Act was added to the NDAA by a voice vote on September 21, 2021, and the NDAA passed the House in a 316-113 vote on September 23, 2021. The bill now moves to the Senate for consideration. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.

In the event that any of Columbia Care’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of Columbia Care to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that Columbia Care’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, Columbia Care may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

U.S. border officials could deny entry into the U.S. to employees of, or investors in companies with cannabis operations in the United States.

Since cannabis remains illegal under U.S. federal law, those employed at or investing in legal and licensed cannabis companies could face detention, denial of entry or lifetime bans from the U.S. for their business associations with U.S. cannabis businesses. Entry happens at the sole discretion of the U.S. Customs and Border Protection officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The Government of Canada has warned travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the U.S. In addition, business or financial involvement in the legal cannabis industry in the United States could also be reason enough for U.S. border guards to deny entry. On September 21, 2018, U.S. Customs and Border Protection released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that U.S. Customs and Border Protection enforcement of United States laws regarding controlled substances has not changed and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the U.S. As a result, U.S. Customs and Border Protection has affirmed that, a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry, will generally be admissible to the U.S.; however, if a traveler is found to be coming to the U.S. for reasons related to the cannabis industry, they may be deemed inadmissible.

The Company may lack of access to U.S. bankruptcy protections.

Since the use of cannabis is illegal under federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If Columbia Care were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to Columbia Care’s United States subsidiaries and operations, which could have a material adverse effect on the financial condition and prospects of Columbia Care and on the rights of lenders to and securityholders of Columbia Care.

The Company may face heightened scrutiny by regulatory authorities.

For the reasons set forth above, Columbia Care’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the U.S. As a result, Columbia Care may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on Columbia Care’s ability to operate or invest in the United States or any other jurisdiction, in addition to those restrictions described herein. It had been reported in Canada that the Canadian Depository for Securities Limited was considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have activities in the United States. CDS is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. The TMX Group, the owner and operator of CDS, subsequently issued a statement on August 17, 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis related activities in the United States, despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with the NEO Exchange, the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers.

As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when the Common Shares or other securities of Columbia Care are listed on a stock exchange, it would have a material adverse effect on the ability of holders of Common Shares or such other securities to make and settle trades. In particular, the Common Shares or such other securities would become highly illiquid as until an alternative was implemented, investors would have no ability to effect a trade of the Common Shares or such other securities through the facilities of the applicable stock exchange.

Residents of the United States may be unable to settle trades of Columbia Care securities.

Given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the United States cannabis industry which may prohibit or significantly impair the ability of securityholders in the United States to trade the securities of Columbia Care. In the event residents of the United States are unable to settle trades of Columbia Care securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

The cannabis industry may experience legal, regulatory or political change.

The success of the business strategy of Columbia Care depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To Columbia Care’s knowledge, there are to date a total of 46 states, and the District of Columbia, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and Guam that have legalized cannabis in some form; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting Columbia Care’s business, results of operations, financial condition or prospects. Delays in enactment of new state or federal regulations could restrict the ability of Columbia Care to reach strategic growth targets and lower return on investor capital. The strategic growth strategy of Columbia Care is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, the growth targets of Columbia Care, and thus, the effect on the return of investor capital, could be detrimental. Columbia Care is unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, Columbia Care’s business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict the sale of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect Columbia Care and its business, results of operations, financial condition and prospects.

In states where medical and/or adult use cannabis is legal, currently have or are considering special taxes or fees on businesses in the cannabis industry The implementation of additional taxes and/or fees could have a material adverse effect upon Columbia Care’s business, results of operations, financial condition or prospects.

Overall, the cannabis industry is subject to significant regulatory change at the local, state and federal levels. The inability of Columbia Care to respond to the changing regulatory landscape may cause it to be unsuccessful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

Columbia Care may have difficulty accessing the services of banks, which may make it difficult to operate its business.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Consequently, those businesses involved in the regulated cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Columbia Care’s inability to maintain its current bank accounts would make it difficult for Columbia Care to operate its business, increase its operating costs, and pose additional operational, logistical and security challenges and could result in its inability to implement its business plan.

Columbia Care may have difficulty accessing public and private capital.

Columbia Care has historically and will continue to have access to equity financing from the public capital markets by virtue of its status as a reporting issuer in each of the provinces and territories of Canada (other than Quebec).

Columbia Care has historically, and continues to have, access to equity and debt financing from the prospectus exempt (private placement) markets in Canada and the U.S. Columbia Care also has relationships with sources of private capital (such as funds and high net worth individuals) that could provide financing at a higher cost of capital.

While Columbia Care is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the private markets in Canada and the U.S. Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the U.S. are to a significant degree cash based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and businesses similar to Columbia Care. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to Columbia Care when needed or on terms which are acceptable to Columbia Care. Columbia Care’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

The Company may face unfavorable publicity or consumer perception.

Columbia Care believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of Columbia Care’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical cannabis market or any particular product, or consistent with earlier publicity. Columbia Care’s dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on Columbia Care, the demand for products, and the business, results of operations, financial condition and cash flows of Columbia Care. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical cannabis in general, or Columbia Care’s products specifically, or associating the consumption of medical cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The results of future clinical research may have a material adverse effect on the Company.

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis, which could have a material adverse effect on the demand for Columbia Care’s products with the potential to lead to a material adverse effect on Columbia Care’s business, financial condition and results of operations.

Expansion into the adult-use cannabis market may subject the Company to additional regulation.

Columbia Care has obtained and may continue in the future to pursue licenses to permit the sale of adult-use cannabis where local state law permits such activities. Any change in Columbia Care’s strategy would involve the adoption of new local state regulations which are evolving rapidly. Sometimes new risks emerge and management may not be able to predict all of them or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. Failure to comply with the requirements of local state law or any failure to maintain its licenses would have a material adverse impact on Columbia Care’s business, financial condition and operating results. In addition, with each new market that Columbia Care enters, it will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions imposed on its operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to Columbia Care’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on its business, results of operations and financial condition. Additionally, adult use cannabis businesses are not protected by the Rohrabacher-Farr Amendment, meaning the risk of federal prosecution are higher for adult use businesses.

The Company’s business is subject to a variety of laws, regulations and guidelines.

Columbia Care’s business is subject to a variety of laws, regulations and guidelines relating to the cultivation, manufacture, management, transportation, processing, storage and disposal of cannabis, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of Columbia Care’s business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond the control of Columbia Care may cause material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

Columbia Care is required to obtain or renew government permits and licenses for its current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time- consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on Columbia Care’s part. The duration and success of Columbia Care’s efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within its control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. Columbia Care may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of Columbia Care. To the extent necessary permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, Columbia Care may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

While Columbia Care’s compliance controls have been developed to mitigate the risk of any material violations of any license or certificate it holds arising, there is no assurance that Columbia Care’s licenses or certificates will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses or certificates held by Columbia Care could impede the ongoing or planned operations of Columbia Care and have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

The Company may face risks related to FDA and FTC enforcement.

The manufacture, labeling and distribution of Columbia Care’s CBD products is regulated by various federal, state and local agencies including, without limitation, the FDA, the FTC and analogous state agencies. The FDA has taken the position that CBD cannot be added to food or marketed in, or as, a dietary supplement because it is an active ingredient in an FDA–approved drug and was the subject of substantial clinical investigations before it was marketed as a food or dietary supplement, a restriction generally referred to as the “IND Preclusion”. If the FDA were to begin strict enforcement actions against manufacturers of products containing hemp-derived CBD, whether based on the IND Preclusion or other provisions of the FD&C Act, this would adversely impact Columbia Care’s business and financial condition. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising activities are also subject to regulation by the FTC under the Federal Trade Commission Act. In recent years, the FTC has initiated numerous investigations of CBD products and companies based on allegedly deceptive or misleading claims. Notably, on December 17, 2020, the FTC announced its first law enforcement crackdown on deceptive claims in the growing market for CBD products. The FTC took action against six sellers of CBD products for allegedly making a wide range of scientifically unsupported claims about their ability to treat serious health conditions. Among other things, each of these CBD-selling companies, and the individuals behind them, were required to stop making such unsupported health claims immediately, and several will pay monetary judgments to the agency. While this enforcement action and the warning letters issued by the FDA and FTC have been aimed at companies making unapproved health claims about CBD products, the enforcement strategies of the FDA and FTC can change at any time. Additionally, some states also permit advertising and labeling laws to be enforced by state attorney generals, who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of Columbia Care’s CBD products. Any actions against us by any governmental authorities or private litigants could have an adverse effect on our business, financial condition and results of operations.

Columbia Care may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm Columbia Care’s reputation, require Columbia Care to take, or refrain from taking, actions that could harm its operations or require Columbia Care to pay substantial amounts of funds, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on Columbia Care’s business, financial condition, results of operations or prospects.

Cannabis businesses are subject to unfavorable tax treatment as a result of Section 280E.

Section 280E of the Internal Revenue Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses that are licensed and operating in accordance with applicable state laws. The application the Section 280E generally causes such businesses to pay higher effective tax rates than most industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. The application of Section 280E to Columbia Care may adversely affect Columbia Care’s profitability and, in fact, may cause Columbia Care to operate at a loss. There have been efforts at reforming federal cannabis law, however, none removing the impact or scope of Section 280E have passed into law and Section 280E will continue to apply to Columbia Care indefinitely. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Section 280E may to apply to Columbia Care indefinitely.

The Company’s service providers may suspend or withdraw their services.

As a result of any adverse change to the approach in enforcement of United States cannabis laws, adverse regulatory or political change, additional scrutiny by regulatory authorities, adverse change in public perception in respect of the consumption of cannabis or otherwise, third party service providers to Columbia Care could suspend or withdraw their services, which may have a material adverse effect on Columbia Care’s business, revenues, operating results, financial condition or prospects.

The Company may be unable to enforce its contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Since cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that Columbia Care will be able to legally enforce contracts it enters into if necessary. Columbia Care cannot be assured that it will have a remedy for breach of contract, which would have a material adverse effect on Columbia Care’s business, revenues, operating results, financial condition and prospects.

Ability to grow Columbia Care’s business depends on state laws pertaining to the cannabis industry.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm Columbia Care’s business, revenues, operating results, financial condition and prospects.

Reliable data on the cannabis industry is not available.

As a result of recent and ongoing regulatory and policy changes in the medical cannabis industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, market research and projections by Columbia Care of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data.

Conversions and potential future sales of shares could adversely affect prevailing market prices for the common shares.

Subject to the restrictions set forth in the articles of Columbia Care (the “Articles”), Common Shares may at any time, at the option of the holder, be converted into Proportionate Voting Shares on the basis of 100 Common Shares for one Proportionate Voting Share. Subject to the restrictions set forth in Columbia Care’s Articles, each issued and outstanding Proportionate Voting Share may at any time, at the option of the holder, be converted into 100 Common Shares.

Further, Columbia Care cannot predict the size of future issuances of Common Shares or the effect, if any, that future issuances and sales of Common Shares will have on the market price of the Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares. The market price of the Common Shares could be adversely affected upon the expiration of lock up periods applicable to certain Columbia Care shareholders.

Additional issuances of Common Shares, Proportionate Voting Shares, and Preferred Shares may result in dilution.

The Company may issue additional equity or convertible debt securities in the future, which may dilute existing shareholder’s holdings. The Articles permit the issuance of an unlimited number of Common Shares, Proportionate Voting Shares, and Preferred Shares (as defined herein), and existing shareholders will have no pre-emptive rights in connection with such further issuances. The Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of Subordinated Voting Shares.

The Company cannot predict the size or nature of future issuances or the effect that future issuances and sales of Common Shares, Proportionate Voting Shares, and Preferred Shares will have on the market price of the Common Shares registered hereunder. Issuances of a substantial number of additional Common Shares, Proportionate Voting Shares, and Preferred Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, Proportionate Voting Shares, and Preferred Shares, investors will suffer dilution to their voting power and economic interest in the Company.

The Company’s Articles provides that the Supreme Court of the Province of British Columbia, Canada and the appellate Courts therefrom are the sole and exclusive forum for any derivative action brought on behalf of the Company, which may limit our investors’ flexibility in selecting a forum for any future disputes.

The Company’s Articles provides that the Supreme Court of the Province of British Columbia, Canada and the appellate Courts therefrom are the sole and exclusive forum for any derivative action brought on behalf of the company. The choice of forum provision may limit an investor’s ability to bring a derivative claim in a judicial forum of its choosing.

The Company may grow low quality cannabis.

Columbia Care currently operates in an early-stage market which has a small representation of medical or adult-use cannabis consumers. Should Columbia Care be unable to grow a quality product demanded by the consumers, this could have a material impact on Columbia Care’s revenues and average price per gram.

The Company faces risks inherent in the agricultural business.

Columbia Care’s business involves the growing of cannabis, which is an agricultural product. As such, the business is subject to the risks inherent in the agricultural business, including but not limited to, pests, plant diseases, crop failure and similar agricultural risks. Although Columbia Care grows some of its products indoors under climate-controlled conditions and carefully monitors the growing conditions of its products with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the volume, quality and consistency of its products and consequently on Columbia Care’s sales, profitability and financial condition.

Climate change could exacerbate certain of the risks inherent in Columbia Care’s agricultural operations.

Climate change could result in increasing frequency and severity of weather-related events, resource shortages, changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, and of which can damage or destroy crops, resulting in Columbia Care having no or limited cannabis flower to process. If

Columbia Care is unable to harvest cannabis flower through its proprietary operations, its ability to meet customer demand, generate sales, and maintain operations will be impacted. Furthermore, severe weather-related events may result in substantial costs to Columbia Care, including costs to respond during the event, to recover from the event, and to possibly modify existing or future infrastructure requirements to prevent recurrence. Climate changes could also disrupt Columbia Care’s operations by impacting the availability and costs of materials needed for production and could increase insurance and other operating costs.

Columbia Care may be directly or indirectly exposed to climate change risk from natural disasters, changes in weather patterns and severe weather, which may result in physical damage to Columbia Care’s cultivation and processing facilities. Such damage may result in disrupted operations, and it may be difficult for Columbia Care to continue its business for a substantial period of time, which could materially adversely impact Columbia Care’s business, financial condition or operating results and could cause the market value of its Common Shares to decline. In addition, climate change has continued to attract the focus of governments, the scientific community and the general public as an important threat, given the emission of greenhouse gases and other activities continue to negatively impact the planet. Columbia Care faces the risk that its operations will be subject to government initiatives aimed at countering climate change, which could impose constraints on its operational flexibility.

The Company may face risks related to its third-party product manufacturers.

All of Columbia Care’s hemp-derived CBD products are produced, packaged, and labeled by third-party vendors. The Company relies on its third-party vendors to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in the jurisdictions in which they operate, including, in the case of certain jurisdictions, the ability to demonstrate compliance with current good manufacturing practice standards. Failure of a third-party vendor to maintain the requisite permits, licenses or other approvals, or otherwise conform to the strict regulatory requirements of any applicable regulatory authority may result in delays, interruptions in supply, product recalls or withdrawals, and could expose the Company to potential product liability claims, damage our reputation and the reputation of our brands or otherwise harm our business.

The Company is exposed to product liability claims.

As a distributor of products designed to be ingested by humans, Columbia Care faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of Columbia Care’s products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of Columbia Care’s products alone or in combination with other medications or substances could occur. Columbia Care may be subject to various product liability claims, including, among others, that Columbia Care’s products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against Columbia Care could result in increased costs, could adversely affect Columbia Care’s reputation with its clients and consumers generally, and could have a material adverse effect on the results of operations and financial condition of Columbia Care.

The Company’s products may be subject to product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of Columbia Care’s products are recalled due to an alleged product defect or for any other reason, Columbia Care could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. Columbia Care may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all.

Significant failure or deterioration of Columbia Care’s quality control systems could have a material adverse effect on the Company.

The quality and safety of Columbia Care’s products are critical to the success of its business and operations. As such, it is imperative that Columbia Care’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although Columbia Care strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

The Company is subject to environmental risk and regulation.

Columbia Care’s operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect Columbia Care’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with Columbia Care’s operations. To the extent such approvals are required and not obtained, Columbia Care may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Columbia Care may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on Columbia Care and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.

The Company has limited operating history.

As a high growth enterprise, Columbia Care has a limited history of profitability. Columbia Care is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of earnings. There is no assurance that Columbia Care will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

The Company had negative cash flow from operations during the fiscal year ended December 31, 2021.

During the fiscal year ended December 31, 2021, Columbia Care sustained net losses from operations and had negative cash flow from operating activities. Columbia Care’s cash as at December 31, 2021 was approximately $82.2 million. Although Columbia Care anticipates it will eventually have positive cash flow from operating activities, to the extent that Columbia Care has negative cash flow in any future period, certain of the proceeds from any offering of securities of Columbia Care may be used to fund such negative cash flow from operating activities.

The Company faces intense competition from other companies.

There is potential that Columbia Care will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than Columbia Care. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of Columbia Care. As a result of the early stage of the industry in which Columbia Care operates, Columbia Care expects to face additional competition from new entrants. To become and remain competitive, Columbia Care will require research and development, marketing, sales and support. Columbia Care may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of Columbia Care.

The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm the Company in a number of ways, including losing customers, revenue and market share, or forcing the Company to expend greater resources to meet new or additional competitive threats, all of which could harm the Company’s operating results. As competitors enter the market and become increasingly sophisticated, competition in the Company’s industry may intensify and place downward pressure on retail prices for its products and services, which could negatively impact its profitability.

New well-capitalized entrants into the medical cannabis industry may develop large-scale operations.

Currently, the cannabis industry generally is comprised of individuals and small to medium-sized entities; however, the risk exists that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger or a larger number of dispensaries and cultivation and production facilities, which such trend is now being observed by Columbia Care. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the cannabis industry. While the approach in most state laws and regulations seemingly deters this type of takeover, this industry remains nascent and as indicated above, the future landscape remains largely unknown, especially as relates to the potential for interstate commerce in the cannabis industry in the United States, which might potentially be more advantageous to large conglomerates and companies as compared to Columbia Care.

The Company is vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, making Columbia Care potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of Columbia Care.

The Company is reliant is on key inputs.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of Columbia Care. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, Columbia Care might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to Columbia Care in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of Columbia Care.

The Company is reliant on suppliers and skilled labor.

The ability of Columbia Care to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that Columbia Care will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by Columbia Care’s capital expenditure plans may be significantly greater than anticipated by Columbia Care’s management and may be greater than the funds available to Columbia Care, in which circumstance Columbia Care may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of Columbia Care.

The Company’s sales are difficult to forecast.

Columbia Care must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of Columbia Care.

The Company faces intellectual property risks.

Columbia Care may have certain proprietary intellectual property, including but not limited to patents and proprietary processes, and plans for trademarks that are not yet public. Columbia Care will rely on this intellectual property, know- how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and Columbia Care may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to Columbia Care’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on Columbia Care’s business, results of operations, financial condition or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to Columbia Care. As a result, Columbia Care’s intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, Columbia Care can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, provincial, state or local level. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally-registered marks.

The Company may not be able to protect its patents.

If some or all of Columbia Care’s patents expire or are invalidated or are found to be unenforceable, or if some or all of its patent applications do not contain patentable subject matter because the claims are determined to lack utility, novelty, or non-obviousness, or do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, Columbia Care may be subject to competition from third parties with products in the same class as its own products or devices, including in those jurisdictions in which Columbia Care has no patent protection.

Even if Columbia Care’s products, devices, and/or the processes, or methods for treating patients for prescribed indications using these products and/or devices are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. Columbia Care’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, the scope and enforceability of Columbia Care’s patents may differ across those countries in which Columbia Care is seeking patent protection, and Columbia Care’s ability to protect its intellectual property in some countries may be limited accordingly. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

Columbia Care may be subject to competition from third parties with products or devices in the same class as its products or devices in those jurisdictions in which it has no patent protection. Even if patents are issued to Columbia Care regarding its products, devices, and/or methods of using them, those patents can be challenged by its competitors who can argue such patents are invalid or unenforceable, lack utility, lack sufficient written description or enablement, or should be limited or narrowly construed. Patents also will not protect Columbia Care’s product candidates if competitors devise ways of making or using these product candidates without legally infringing Columbia Care’s patents.

Columbia Care also relies on trade secrets to protect its technology, especially where it does not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Columbia Care’s employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose its confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using Columbia Care’s trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, Columbia Care’s competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect Columbia Care’s competitive business position.

The Company may not be able to protect its trademarks.

Apart from the federal illegality issues discussed above, Columbia Care’s trademark applications may encounter other obstacles, including refusals or oppositions based on third party rights or issues such as the “mere descriptiveness” of a proposed trademark. In that event, Columbia Care has opportunities to respond, but may not be able to overcome the refusals or challenges. Once a trademark is registered, third parties can also bring cancellation proceedings, which may be successful in cancelling Columbia Care’s registrations. Unregistered trademarks can be more challenging to protect and enforce, and an adverse decision with respect to registration, based on third party rights, can increase the risk of an infringement action.

The Company may infringe on intellectual property rights of third parties.

There is a risk that Columbia Care is infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of Columbia Care’s development and manufacturing efforts. Others might have been the first to make the inventions covered by one or more of its pending patent applications and/or might have been the first to file patent applications for these inventions. Furthermore, because of historical policies and laws disfavoring the patenting and publication of cannabis-related technologies, prior art relevant to Columbia Care’s or its competitors’ patents and patent applications may not be readily identified during normal patent examination processes, resulting in the issuance of claims that might not have issued in a better documented field. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to Columbia Care, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of Columbia Care’s products. In addition, the production, manufacture, synthesis, commercialization, formulation or use of Columbia Care’s products may infringe existing patents of which Columbia Care is not aware. Similarly, a third party could take the position that Columbia Care is infringing its trademark rights, based on other registered or unregistered trademarks. Even if Columbia Care ultimately defeats a third party’s claims, defending itself against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from its business, which could lead to delays in Columbia Care’s development or commercialization efforts. If third parties are successful in their claims, Columbia Care may have to pay substantial damages, including the potential for treble damages if willful infringement is found, or take other actions that are adverse to Columbia Care’s business.

The Company faces competition from synthetic production and technological advances.

The pharmaceutical industry may attempt to dominate the cannabis industry through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of Columbia Care to secure long-term profitability and success through the sustainable and profitable operation of its business.

The Company may face constraints on marketing products.

The development of Columbia Care’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If Columbia Care is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, Columbia Care’s sales and results of operations could be adversely affected.

The Company may be exposed to risk of fraudulent or illegal activity by employees, contractors and consultants.

Columbia Care is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for Columbia Care to identify and deter misconduct by its employees and other third parties, and the precautions taken by Columbia Care to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Columbia Care from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against Columbia Care, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on Columbia Care’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of Columbia Care’s operations, any of which could have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

Certain jurisdictions currently prohibit public company ownership of cannabis businesses.

Certain jurisdictions in the United States prohibit persons that are declared unqualified to hold a cannabis establishment license, which can include any publicly-traded company. In such circumstances, the prohibition against the issuance of a cannabis establishment business license may not be limited to the direct licensee but extend to owners of such licensees including parent-companies. As such, a publicly-traded company may be denied the issuance of a cannabis establishment business license in such jurisdictions which could limit Columbia Care’s ability to expand.

The Company depends on information technology systems and may experience cyber-attacks.

Columbia Care’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Columbia Care’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact Columbia Care’s reputation and results of operations. Columbia Care has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that Columbia Care will not incur such losses in the future. Columbia Care’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, Columbia Care may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

A security breach may have a material adverse effect on the Company.

Given the nature of Columbia Care’s products and its lack of legal availability outside of channels approved by the United States federal government, as well as the concentration of inventory in its facilities, despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of Columbia Care’s facilities could expose Columbia Care to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing Columbia Care’s products. In addition, Columbia Care collects and stores personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on Columbia Care’s business, financial condition, results of operations and prospects.

The Company is subject to high bonding and may face difficulty obtaining insurance coverage.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of cannabis to post a bond or significant fees when, for example, applying for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. Columbia Care is not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of Columbia Care’s business.

Columbia Care’s business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although Columbia Care maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, its insurance does not cover all the potential risks associated with its operations. Columbia Care may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of Columbia Care is not generally available on acceptable terms. Columbia Care might also become subject to liability for pollution, fire, explosion or other hazards which it may not be insured against or which Columbia Care may elect not to insure against because of premium costs or other reasons. Losses from these events may cause Columbia Care to incur significant costs that could have a material adverse effect upon its business, results of operations, financial condition or prospects.

Due to the Company’s involvement in the cannabis industry, it may have a difficult time obtaining the various insurances that are desired to operate its business, which may expose Columbia Care to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to the industry. There are no guarantees that Columbia Care will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is forced to go without such insurance coverage, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose Columbia Care to additional risk and financial liabilities.

Columbia Care may not pay dividends.

The declaration and payment of dividends or distributions by Columbia Care will be at the discretion of the Board subject to restrictions under applicable laws, and may be affected by numerous factors, including Columbia Care’s revenues, financial condition, acquisitions, capital investment requirements and legal, regulatory or contractual restrictions. A failure to pay dividends or a reduction or cessation of the payment of dividends could materially adversely affect the trading price of Common Shares.

The Company may be subject to international regulations.

Columbia Care intends to expand internationally and, as a result, it is and will become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, Columbia Care may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by Columbia Care to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on Columbia Care’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction could determine that Columbia Care was not or is not compliant with applicable local regulations. If Columbia Care’s sales or operations were found to be in violation of such international regulations Columbia Care may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of Columbia Care’s operations or asset seizures and the denial of regulatory applications.

The Company’s use of customer information and other personal and confidential information may have an adverse impact.

Columbia Care collects, processes, maintains and uses data, including sensitive information on individuals (with consent when applicable) available to Columbia Care through online activities and other customer interactions with its business. Columbia Care’s current and future programs may depend on its ability to collect, maintain and use this information, and its ability to do so is subject to evolving international, U.S. and Canadian laws and enforcement trends. Columbia Care strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and customer protection. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with Columbia Care’s practices or fail to be observed by its employees or business partners. If so,

Columbia Care may suffer damage to its reputation and be subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt Columbia Care’s reputation, force it to spend significant amounts to defend its practices, distract its management or otherwise have an adverse effect on its business.

The Company is subject to taxation in both Canada and the United States.

Columbia Care is treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Internal Revenue Code. Consequently, Columbia Care is subject to U.S. federal income tax on its worldwide taxable income. Since Columbia Care is a resident of Canada for purposes of the Tax Act, Columbia Care is also subject to Canadian income tax. Consequently, Columbia Care is liable for both U.S. and Canadian income tax, which could have a material adverse effect on its financial condition and results of operations, and could inhibit efficient use of its capital.

The Company may be subject to net operating loss and certain other tax attribute limitations.

Section 382 of the Internal Revenue Code contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change”’ if there is a cumulative change of more than a 50 percentage points in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Internal Revenue Code, during a rolling three-year period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit Columbia Care’s ability to utilize its pre-change net operating losses or other tax attributes if Columbia Care were to undergo a future ownership change. Columbia Care may have experienced ownership changes in the past, and it may experience ownership changes in the future and/or subsequent shifts in its stock ownership (some of which may be outside the control of Columbia Care). Thus, Columbia Care’s ability to utilize carryforwards of its net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, Columbia Care has not completed a study to assess the impact, if any, of ownership changes on its net operating losses and certain other tax attributes under Section 382 of the Internal Revenue Code.

Dividends may be subject to Canadian and/or United States withholding tax.

It is unlikely the company will pay dividends on its voting shares in the foreseeable future. However, in the unlikely event of a dividend, such dividends may not be eligible for foreign tax credits and may be subject to complex and unfavorable withholding tax laws and may not qualify for a reduced rate of withholding under the Canada-United States Income Tax Convention (1980) as amended.

Transfers of Common Shares may be subject to United States gift, estate and transfer taxes.

Because the Common Shares will be treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules generally will apply to a Non-U.S. Holder of Common Shares.

Changes in tax laws may affect the Company and its shareholders.

There can be no assurance that that the Canadian and U.S. general and industry specific tax laws and regulations of Columbia Care or an investment in Columbia Care will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to Columbia Care or its shareholders.

Market price of the common shares may be highly volatile.

Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning Columbia Care or its competitors, including those pertaining to financing arrangements, government regulations, developments concerning regulatory actions affecting Columbia Care, litigation, additions or departures of key personnel, cash flow, and economic conditions and political factors in the United States may have a significant impact on the market price of the Common Shares. In addition, there can be no assurance that the Common Shares will continue to be listed on the Exchanges.

The market price of the Common Shares could fluctuate significantly for many other reasons, including as a result of the Arrangement or for reasons unrelated to Columbia Care’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by its subscribers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Common Shares may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against Columbia Care could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

Further equity financing may dilute the interests of Columbia Care shareholders and depress the price of the common shares.

If Columbia Care raises additional financing through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger by issuing additional equity securities, such issuance may substantially dilute the interests of shareholders of Columbia Care and reduce the value of their investment. Columbia Care’s Articles permit the issuance of an unlimited number of Common Shares, and Columbia Care Shareholders will have no pre-emptive rights in connection with a future issuance. The Board has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional Common Shares may be issued by Columbia Care on the exercise of awards under Columbia Care’s Omnibus Plan and upon the exercise of certain outstanding CGGC Warrants (as defined herein). The market price of the Common Shares could decline as a result of issuances of new shares or sales by shareholders of Common Shares in the market or the perception that such sales could occur. Sales by shareholders of Columbia Care might also make it more difficult for Columbia Care itself to sell equity securities at a time and price that it deems appropriate.

Conflicts of interest may exist between the Company and its directors or officers.

Certain of Columbia Care’s directors and officers are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services Columbia Care provides or intends to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from Columbia Care’s interests. In accordance with applicable corporate law, directors who have a material interest in a contract or transaction or a proposed contract or transaction with Columbia Care that is material to Columbia Care are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to Columbia Care’s best interests.

However, in conflict-of-interest situations, Columbia Care’s directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to Columbia Care. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to Columbia Care.

Certain remedies may be limited.

Columbia Care’s governing documents may provide that the liability of its members of the Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, Columbia Care and its Shareholders may be prevented from recovering damages for certain alleged errors or omissions made by the members of the Board and its officers. Columbia Care’s governing documents may also provide that Columbia Care will, to the fullest extent permitted by law, indemnify members of its Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of Columbia Care.

The anticipated benefits of the Green Leaf Medical Acquisition may not occur.

Columbia Care may fail to realize growth opportunities and synergies currently anticipated due to, among other things, challenges associated with integrating the operations and personnel of Columbia Care and Green Leaf Medical and the ability of Columbia Care to attract capital.

General Risk Factors

The Company is reliant on management.

The success of Columbia Care is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management. While employment agreements or management agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on Columbia Care’s business, operating results, financial condition or prospects.

The Company may become party to litigation from time to time.

Columbia Care is, may become, a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which Columbia Care is or becomes involved be determined against Columbia Care, such a decision could adversely affect Columbia Care’s ability to continue operating and the market price for the Common Shares and other listed securities of Columbia Care. Even if Columbia Care is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of Columbia Care’s brand.

The Company may be unable to manage its growth effectively.

Columbia Care may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of Columbia Care to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of Columbia Care to deal with this growth may have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

The Company is subject to significant costs of being a public company.

As a public issuer, Columbia Care is subject to the reporting requirements and rules and regulations under applicable U.S. and Canadian securities laws and the rules of any stock exchange on which Columbia Care’s securities may be listed from time to time. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations may increase Columbia Care’s legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on its personnel, systems and resources, which could adversely affect its business and financial condition. In particular, Columbia Care is subject to reporting and other obligations under applicable U.S. and Canadian securities laws. These reporting and other obligations place significant demands on Columbia Care as well as on Columbia Care’s management, administrative, operational and accounting resources. Effective internal controls, including financial reporting and disclosure controls and procedures, are necessary for Columbia Care to provide reliable financial reports, to effectively reduce the risk of fraud and to operate successfully as a public company. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm Columbia Care’s results of operations or cause it to fail to meet its reporting obligations. If Columbia Care or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in Columbia Care’s consolidated financial statements and materially adversely affect the trading price of the Common Shares and of other listed securities of Columbia Care.

The trading market for common shares influenced by securities industry analyst research reports.

The trading market for Common Shares is influenced by the research and reports that industry or securities analysts publish about Columbia Care. If covered, a decision by an analyst to cease coverage of Columbia Care or fail to regularly publish reports on Columbia Care could cause Columbia Care to lose visibility in the financial markets, which in turn could cause the stock price or trading volume to decline. Moreover, if an analyst who covers Columbia Care downgrades its stock, or if operating results do not meet analysts’ expectations, the stock price could decline.

Past performance may not be indicative of future results.

The prior operational performance of Columbia Care is not indicative of any potential future operating results of Columbia Care. There can be no assurance that the historical operating results achieved by Columbia Care or its affiliates will be achieved by Columbia Care, and Columbia Care’s future performance may be materially different.

Financial projections may prove materially inaccurate or incorrect.

Any of Columbia Care’s financial estimates, projections and other forward-looking information or statements included herein were prepared by Columbia Care without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur, which assumptions may not be disclosed herein. Investors should inquire of Columbia Care and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Actual results may differ materially from projected results for a number of reasons including increases in operation expenses, changes or shifts in regulatory rules, undiscovered and unanticipated adverse industry and economic conditions, and unanticipated competition. Accordingly, investors should not rely on any projections to indicate the actual results Columbia Care might achieve.

Global financial conditions may have an adverse impact on the Company.

Following the onset of the global credit crisis in 2008, global financial conditions were characterized by extreme volatility and several major financial institutions either went into bankruptcy or were rescued by governmental authorities. While global financial conditions subsequently stabilized, there remains considerable risk in the system given the extraordinary measures adopted by government authorities to achieve that stability. Global financial conditions could suddenly and rapidly destabilize in response to future economic shocks, as government authorities may have limited resources to respond to future crises.

Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact Columbia Care’s ability to obtain equity or debt financing in the future on terms favorable to Columbia Care. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In such an event, Columbia Care’s operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, unemployment levels, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect Columbia Care’s operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

Disease outbreaks may negatively impact the Company.

A local, regional, national or international outbreak of a contagious disease, including the novel coronavirus COVID-19, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu or any other similar illness, could decrease the willingness of the general population to travel, cause staff shortages, reduced customer traffic, supply shortages, and increased government regulation all of which may negatively impact the business, financial condition and results of operations of the Company.

Specifically, at the time this Annual Report on Form 10-K is prepared, the Company cautions that Columbia Care’s business could be materially and adversely affected by the risks, or the public perception of the risks, related to the recent outbreak of COVID-19. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect Columbia Care’s customers’ financial condition, resulting in reduced spending for the merchandise we sell. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause employees to avoid Company properties, which could adversely affect the Company’s ability to adequately staff and manage its businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores, facilities or operations of the Company’s sourcing partners. Although Columbia Care’s medical dispensaries may be considered essential services and therefore be allowed to remain operational, our adult-use operations may not be allowed to remain open during the COVID-19 crisis. For example, Massachusetts Governor, Charlie Baker on March 23, 2020 issued an order declaring adult-use dispensaries non-essential, and thereby requiring all adult-use dispensaries to stop sales. The Company’s operations in certain markets, particularly Illinois and California, have been affected by rules related to social distancing and limiting our retail operations to curb-side pick- up. Institution of such rules in any of the Company’s markets may have a material impact on our sales, financial position and cash reserves.

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect Columbia Care’s business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following tables set forth the Company’s principal physical properties.

Corporate Properties
Type	Location	Lease / Own
Headquarters	New York, NY	Lease
Shared Service Center	Chelmsford, MA	Lease
TGS Headquarters	Denver, CO	Lease

Production Properties
Type	Location	Lease / Own
Chino Cultivation Facility	Chino, AZ	Lease
San Diego Cultivation Facility	San Diego, CA	Lease
Los Angeles Cultivation Facility	Los Angeles, CA	Own
Denver Cultivation Facility 1	Denver, CO	Lease
Denver Cultivation Facility 2	Denver, CO	Lease
Denver Cultivation Facility 3	Denver, CO	Lease
Denver Manufacture Facility	Denver, CO	Lease
Denver Warehouse	Denver, CO	Lease
Trinidad Cultivation Facility 1	Trinidad, CO	Lease

Production Properties
Type	Location	Lease / Own
Trinidad Cultivation Facility 2	Trinidad, CO	Lease
Alachua Cultivation Facility	Alachua, FL	Lease
Arcadia Cultivation Facility	Arcadia, FL	Own
Lakeland Cultivation Facility	Lakeland, FL	Lease
Aurora Cultivation Facility	Aurora, IL	Lease
Lowell Cultivation Facility	Lowell, MA	Lease
Frederick Cultivation Facility	Frederick, MD	Own
Bishopville Extraction Facility	Bishopville, MD	Lease
Milford Cultivation Facility	Milford, DE	Lease
Rockville Cultivation Facility	Rockville, MD	Lease
Vineland Cultivation Facility	Vineland, NJ	Lease
Rochester Cultivation Facility	Rochester, NY	Lease
Riverside Cultivation Facility*	Riverhead, NY	Own
Mount Orab Cultivation Facility	Mount Orab, OH	Lease
Columbus Manufacturing Facility	Columbus, OH	Own
Pennsylvania Cultivation Facility	Saxton, PA	Lease
Portsmouth Cultivation Facility	Portsmouth, VA	Lease
Richmond Cultivation Facility	Richmond, VA	Lease
Capital City Cultivation Facility	Washington, D.C.	Lease
Falling Waters Cultivation Facility	Falling Waters, WV	Lease

Retail Properties
Type	Location	Lease / Own
SWC Prescott	Prescott, AZ	Lease
Cannabist Tempe	Tempe, AZ	Lease
Project Cannabis North Hollywood	North Hollywood, CA	Own
Project Cannabis Downtown Los Angeles	Los Angeles, CA	Own
Columbia Care San Diego	San Diego, CA	Lease

Retail Properties
Type	Location	Lease / Own
The Healing Center San Diego	San Diego, CA	Lease
Wellness Earth Energy Dispensary	Studio City, CA	Lease
Project Cannabis San Francisco	San Francisco, CA	Lease
The Green Solution Ft. Collins	Ft. Collins, CO	Lease
The Green Solution Southeast Aurora	Aurora, CO	Lease
The Green Solution East Aurora	Aurora, CO	Lease
The Green Solution Central Aurora	Aurora, CO	Lease
The Green Solution W Aurora	Aurora, CO	Lease
The Green Solution South Aurora	Aurora, CO	Lease
The Green Solution Northglenn	Northglenn, CO	Lease
The Green Solution Longmont	Longmont, CO	Lease
The Green Solution Glendale	Glendale, CO	Lease
The Green Solution North Denver	Denver, CO	Lease
The Green Solution Union Station	Denver, CO	Lease
The Green Solution Westminster	Denver, CO	Lease
The Green Solution West Denver	Denver, CO	Lease
The Green Solution Sheridan	Sheridan, CO	Lease
The Green Solution Edgewater	Edgewater, CO	Lease
The Green Solution Pueblo	Pueblo, CO	Lease
The Green Solution Black Hawk	Black Hawk, CO	Lease
The Green Solution Trinidad	Trinidad, CO	Lease
Clearance Cannabis Trinidad	Trinidad, CO	Lease
The Green Solution Silver Plume	Silver Plume, CO	Lease
The Green Solution Aspen	Aspen, CO	Lease
The Green Solution Glenwood Springs	Glenwood Springs, CO	Lease
Medicine Man Denver	Denver, CO	Lease
Medicine Man Aurora	Aurora, CO	Lease
Medicine Man Thornton	Thornton, CO	Lease
Columbia Care Rehoboth Beach	Rehoboth Beach, DE	Lease
Columbia Care Smyrna	Smyrna, DE	Lease
Columbia Care Wilmington	Wilmington, DE	Lease
Columbia Care Bonita Springs	Bonita Springs, FL	Lease
Columbia Care Bradenton	Bradenton, FL	Lease
Columbia Care Brandon	Brandon, FL	Lease
Columbia Care Cape Coral	Cape Coral, FL	Lease
Columbia Care Delray Beach	Delray Beach, FL	Lease
Columbia Care Gainesville	Gainesville, FL	Lease
Columbia Care Jacksonville	Jacksonville, FL	Lease
Columbia Care Longwood	Longwood, FL	Lease
Columbia Care Melbourne	Melbourne, FL	Lease
Columbia Care Miami	Miami, FL	Lease
Columbia Care Orlando	Orlando, FL	Lease
Columbia Care Sarasota	Sarasota, FL	Lease
Columbia Care St. Augustine	St. Augustine, FL	Lease
Columbia Care Stuart	Stuart, FL	Lease
Columbia Care Chicago	Chicago, IL	Lease
Cannabist Villa Park	Villa Park, IL	Lease
Columbia Care Chevy Chase	Chevy Chase, MD	Lease
Wellness Institute of Maryland	Frederick, MD	Lease
gLeaf Rockville	Rockville, MD	Lease

Retail Properties
Type	Location	Lease / Own
Patriot Care Boston	Boston, MA	Lease
Patriot Care Greenfield	Greenfield, MA	Lease
Patriot Care Lowell	Lowell, MA	Lease
Columbia Care Missouri*	Hermann, MO	Lease
Columbia Care Vineland	Vineland, NJ	Lease
Columbia Care Deptford*	Deptford, NJ	Lease
Columbia Care Brooklyn	Brooklyn, NY	Lease
Columbia Care Manhattan	Manhattan, NY	Lease
Columbia Care Riverhead	Riverhead, NY	Lease
Columbia Care Rochester	Rochester, NY	Lease
Columbia Care Dayton	Dayton, OH	Own
Columbia Care Logan	Logan, OH	Own
Columbia Care Marietta	Marietta, OH	Own
Columbia Care Monroe	Monroe, OH	Own
gLeaf Warren	Warren, OH	Lease
Columbia Care Allentown	Allentown, PA	Lease
Columbia Care Scranton	Scranton, PA	Lease
Columbia Care Wilkes-Barre	Wilkes-Barre, PA	Lease
Cannabist Springville	Springville, UT	Lease
Columbia Care Portsmouth	Portsmouth, VA	Lease
gLeaf Richmond	Richmond, VA	Lease
gLeaf Short Pump	Short Pump, VA	Lease
Cannabist Virginia Beach	Virginia Beach, VA	Lease
Capital City Care Washington D.C.	Washington, D.C.	Lease
Columbia Care Williamstown	Williamstown, WV	Lease
Columbia Care Fayetteville*	Fayetteville, WV	Lease
Columbia Care Morgantown*	Morgantown, WV	Lease
Columbia Care Beckley	Beckley, WV	Lease
Columbia Care St. Albans	St. Albans, WV	Lease

*	Under development, not yet operational

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

A subsidiary of the Company, and certain members of the Company’s management team are respondent parties in a confidential arbitration before the American Arbitration Association. The arbitration was initiated on October 24, 2019, by an investor (the “Claimant”) in a third-party entity, which, in turn, is an investor in a separate third-party entity for which certain members of the Company’s management team are managers and to which the Company provides operating services pursuant to a written agreement. Claimant asserted direct, derivative, and double derivative claims, with purported damages in excess of $250,000,000, against the respondent parties. The arbitration follows from a prior case filed by the Claimant on November 30, 2018, in the New York Supreme Court, Commercial Division (the “New York Proceeding”) asserting similar claims as are at issue in the arbitration. In the New York Proceeding, the Claimant sought, among other remedies, preliminary injunctive relief to enjoin the Business Combination. On April 15, 2019, the New York Supreme Court, Commercial Division, finally denied Claimant’s request for temporary restraining orders and preliminary injunctive relief, as well as compelled the dispute to arbitration. The Appellate Division, First Department affirmed those orders. The Company’s subsidiary and the members of the Company’s management team who are parties to the case have asserted defenses in respect of the allegations in the arbitration. However, there can be no assurance that they will be successful in pursuing such defenses and if they are not successful in establishing such defenses that the direct or indirect losses will not be material. The hearing commenced in the arbitration on February 3, 2021 and concluded March 22, 2021, with closing arguments occurring on June 3, 2021. The parties and other interest holders in the third-party entities are attempting to amicably resolve the matter and have reached a preliminary agreement, with no admissions of liability, that was approved by the Arbitrator on November 16, 2021, but remains subject to regulatory and other approvals. The Company has anticipatorily accrued $68,000,000 for potential share issuances and cash payments for purposes of acquisition and settlement of pre-existing relationships, inclusive of prospective acquisition costs relating to the third-party entities and other litigation costs. There can be no assurances that the proceedings will be amicably resolved, whether there will be regulatory approval for any settlement, when any underlying acquisition would close, or whether the ultimate result will exceed or be less than the amount that has been accrued.

A former owner of the Company’s Florida-licensed business was sued by a former purported joint venture partner, alleging various statutory and common law claims related to the terminated joint venture. The Company is not a party to this lawsuit, but, as part of its acquisition of the business, had agreed to indemnify the owner for litigation costs and any judgment rendered in the matter, in excess of $750,000. On January 20, 2021, following an arbitration hearing, the arbitration panel issued a partial final award in the former joint venture partner’s favor on three of the 11 claims asserted and awarded the former joint venture partner $10,553,214.30 plus prejudgment interest from July 26, 2017 through the present, as well as reasonable attorneys’ fees. On March 2, 2021, the Panel issued a Final Award, awarding the former joint venture partner a total of $15,195,230.85 inclusive of prejudgment interest and attorneys’ fees. The Company is financially responsible for payment of the Final Award, pursuant to its indemnification commitment to the former owner. Two subsidiaries of the Company, and certain members of the Company’s management team were named in a separate lawsuit commenced by the same former joint venture partner alleging various claims related to the same terminated joint venture. The trial court dismissed a majority of the claims in the lawsuit. All parties to the arbitration and the additional lawsuit have agreed to amicably resolve the arbitration and the additional lawsuit. There are no admissions of liability. In furtherance of the resolution, the Company had a total accrual of $22,800,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Company’s common shares are listed on the NEO under the symbol “CCHW”, on the CSE under the symbol “CCHW”, and are quoted on the OTCQX under the symbol “CCHWF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

Shareholders

As of March 23, 2022 there are 419 holders of record of our common shares.

Dividends

The Company has not declared cash dividends on the common shares in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of its business. As a result, the Company does not intend to pay dividends on the common shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.

Equity Compensation Plans

The following table sets forth the number of Common Shares to be issued upon exercise of outstanding convertible securities, the weighted-average exercise price of such outstanding convertible securities and the number of Common Shares remaining available for future issuance under equity compensation plans as at December 31, 2021.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding securities(1)	Weighted-average exercise price of outstanding securities	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by Shareholders	11,291,732	Nil.	35,135,155	(2)
Equity compensation plans not approved by Shareholders	Nil.	Nil.	Nil.
Total	11,291,732	Nil.	35,135,155	(2)

Notes:

(1)

The 11,291,732 Common Shares to be issued upon exercise of outstanding securities, warrants and rights consists of (i) 3,363,254 Common Shares that may be issued upon the vesting of PSUs, and (ii) 7,928,478 Common Shares that may be issued upon the vesting of RSUs. For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.

(2)	Convertible securities remaining as of December 31, 2021.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of the Company, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada,” below.

Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada

The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada (a “Non-Resident Holder”). Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere or is an authorized foreign bank (as defined in the Tax Act). Such Non-Resident Holders should seek advice from their own tax advisors.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals, or the Proposed Amendments, to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency (the “CRA”) published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental, or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.

Non-Resident Holders should consult their own tax advisors with respect to an investment in our Common Shares. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any prospective purchaser or holder of our Common Shares, and no representations with respect to the income tax consequences to any prospective purchaser or holder are made. Consequently, prospective purchasers or holders of our Common Shares should consult their own tax advisors with respect to their particular circumstances.

Currency Conversion

Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding, or disposition of our Common Shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a Non-Resident Holder may be affected by fluctuations in the Canadian-U.S. dollar exchange rate.

Disposition of Common Shares

A Non-Resident Holder will not generally be subject to tax under the Tax Act on a disposition of a Common Share, unless the Common Share constitutes “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided the Common Shares are listed on a “designated stock exchange,” as defined in the Tax Act at the time of disposition, the Common Shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties (whether or not such property exists). Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the Common Shares could be deemed to be taxable Canadian property. Even if the Common Shares are taxable Canadian property to a Non-Resident Holder, such Non-Resident Holder may be exempt from tax under the Tax Act on the disposition of such Common Shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of Common Shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.

Receipt of Dividends

Dividends received or deemed to be received by a Non-Resident Holder on our Common Shares will be subject to Canadian withholding tax under the Tax Act. The general rate of withholding tax is 25%, although such rate may be reduced under the provisions of an applicable income tax convention between Canada and the Non-Resident Holder’s country of residence. For example, under the Treaty, the rate is generally reduced to 15% where the Non-Resident Holder beneficially owns such dividends and is a resident of the United States for the purposes of, and is fully entitled to the benefits of, the Treaty.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issues, securities issued upon conversion from other share classes, and securities issued in exchange for property, services, or other securities.

January 2021 Offering of Common Shares

On January 13, 2021, Columbia Care completed a bought deal public offering of Common Shares (the “January 2021 Offering”) for gross proceeds of C$149,508,625, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The January 2021 Offering was conducted in each of the provinces of Canada, other than Québec, pursuant to a prospectus supplement to the Company’s base shelf prospectus dated September 2, 2020 and elsewhere outside of Canada on a private placement basis. Canaccord Genuity Corp, ATB Capital Markets Inc. acted as co-lead underwriters, along with Beacon Securities Limited, Eight Capital, Echelon Wealth Partners Inc., Paradigm Capital Inc. and PI Financial Corp.

The Company sold all of the common shares in the January 2021 Offering pursuant to the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act (“Rule 903”). The Company relied on Rule 903 because the common shares were offered and sold outside the United States in “offshore transactions” in accordance with Rule 903.

February 2021 Private Placement of Common Shares

On February 25, 2021, Columbia Care completed a bought deal private placement of Common Shares (the “February 2021 Offering”) for gross proceeds of C$28,980,000, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The February 2021 Offering was conducted in certain provinces of Canada pursuant to applicable exemptions from the prospectus requirements of Canadian securities laws. The Common Shares were also sold in the United States and in certain jurisdictions outside of Canada and the United States, in each case in accordance with applicable laws. Canaccord Genuity Corp, acted as underwriter in the offering.

The Company sold all of the common shares in the February 2021 Offering pursuant to the exemption from registration provided by Rule 903 and Rule 144A of the Securities Act (“Rule 144A”). For sales to U.S. persons, the Company relied on Rule 144A because the common shares were offered and sold in the United States or to U.S. persons by the underwriter’s U.S. affiliates to “qualified institutional buyers” (as defined in Rule 144A). For sales outside of the United States, the Company relied on Rule 903 because the common shares were offered and sold outside the United States in “offshore transactions” in accordance with Rule 903.

Convertible Debt

On June 29, 2021, Columbia Care closed a private placement offering issuing $74,500,000 aggregate principal amount of 6% convertible notes due 2025 (the “6% Convertible Notes”). The 6% Convertible Notes are senior secured obligations of the Company and accrue interest payable semiannually in arrears and mature on June 29, 2025, unless earlier converted, redeemed or repurchased. The conversion rate will be 154 Common Shares per $1,000 principal amount of Notes (equivalent to a price of approximately US$6.49 per Common Share), subject to customary adjustments. The conversion price of the 6% Convertible Notes represents a premium of approximately 25% over the closing price of the Common Shares on the NEO Exchange on June 17, 2021. Columbia Care may redeem the 6% Convertible Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or the NEO Exchange for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120% of the conversion price of the 6% Convertible Notes. The 6% Convertible Notes were offered for sale on a private placement basis in certain provinces of Canada pursuant to applicable exemptions from the prospectus requirements of Canadian securities laws.

The Company sold all of the 6% Convertible Notes pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act (“Section 4(a)(2)”) and Rule 903. For the sale to the U.S. persons, the Company relied on Section 4(a)(2) because (i) there was a limited number of purchasers, (ii) no sales were made by general solicitation or advertising and (iii) the sale was made only to an accredited investor. For sales outside of the United States, the Company relied on Rule 903 because the common shares were offered and sold outside the United States in “offshore transactions” in accordance with Rule 903.

February 2022 Private Placement

On February 3, 2022, Columbia Care closed the private placement of its 2026 Notes. The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes.

The Company sold all of the 2026 Notes pursuant to the exemptions from registration provided by Rule 506(b) and Rule 903. For sales to U.S. persons, the Company relied on Rule 506(b) because (i) there were a limited number of purchasers, (ii) no sales were made by general solicitation or advertising and (iii) sales were made only to accredited investors. For sales outside of the United States, the Company relied on Rule 903 because the 2026 Notes were offered and sold outside the United States in “offshore transactions” in accordance with Rule 903.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Columbia Care’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF COLUMBIA CARE

Our principal business activity is the production and sale of cannabis. We strive to be the premier provider of cannabis-related products in each of the markets in which we operate. Our mission is to improve lives by providing cannabis-based health and wellness solutions through community partnerships, research, education and the responsible use of our products as a natural means to alleviate symptoms and improve the quality of life of our patients and customers.

COLUMBIA CARE OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

As one of the largest fully integrated operators in the global medical cannabis industry, our strategy to grow our business is comprised of the following key components:

•	Expansion and development within and outside our current markets

•	Patient-centric, provider-based model to leverage health and wellness focus

•	Consistency of proprietary product portfolio, comprised of branded consumer products and pharmaceutical quality proprietary products

•	Intellectual property and data-driven innovation

Our performance and future success are dependent on several factors. These factors are also subject to inherent risks and challenges, some of which are discussed below.

Branding

We have established a national branding strategy across each of the jurisdictions in which we operate. Maintaining and growing our brand appeal is critical to our continued success.

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. Outside of the United States, our products may be subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements.

Product Innovation and Consumer Trends

Our business is subject to changing consumer trends and preferences, which is dependent, in part, on continued consumer interest in new products. The success of new product offerings, depends upon a number of factors, including our ability to (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of competitors.

Growth Strategies

We have a successful history of growing revenue and we believe we have a strong strategy aimed at continuing our history of expansion in both current and new markets. Our future depends, in part, on our ability to implement our growth strategy including (i) product innovations; (ii) penetration of new markets; (iii) growth of wholesale revenue through third party retailers and distributors; (iv) future development of e-commerce and home delivery distribution capabilities; and (v) expansion of our cultivation and manufacturing capacity. Our ability to implement this growth strategy depends, among other things, on our ability to develop new products that appeal to consumers, maintain and expand brand loyalty, maintain and improve product quality and brand recognition, maintain and improve competitive position in our current markets, and identify and successfully enter and market products in new geographic areas and segments.

SELECTED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information derived from our audited consolidated financial statements, the consolidated financial statements, and the respective accompanying notes prepared in accordance with U.S. GAAP.

During the periods discussed herein, our accounting policies have remained consistent. The selected and summarized consolidated financial information below may not be indicative of our future performance

Statement of operations:

	For the Year Ended			2021 vs. 2020		2020 vs 2019
	December 31, 2021	December 31, 2020	December 31, 2019	$ Change	% Change	$ Change	% Change
Revenues	$460,080	$179,503	$77,459	$280,577	156%	$102,044	132%
Cost of sales related to inventory production	(258,402)	(114,249)	(57,777)	(144,153)	126%	(56,472)	98%
Cost of sales related to business combination fair value adjustments to inventories	(7,663)	(3,111)	—	(4,552)	146%	(3,111)	100%

Gross profit	194,015	62,143	19,682	131,872	212%	42,461	216%

Goodwill impairment	(72,328)	—	—	(72,328)	100%	—	0%
Selling, general and administrative expenses	(232,052)	(142,355)	(123,586)	(89,697)	63%	(18,769)	15%

Operating expenses	(304,380)	(142,355)	(123,586)	(162,025)	114%	(18,769)	15%

Other (expense) income, net	(36,349)	(55,634)	4,233	19,285	-35%	(59,867)	-1414%
Income tax (expense) benefit	(139)	16,197	(1,503)	(16,336)	-101%	17,700	-1178%

Net loss	(146,853)	(119,649)	(101,174)	(27,204)	23%	(18,475)	18%
Net loss attributable to non-controlling interest	(3,756)	(23,862)	(4,909)	20,106	-84%	(18,953)	386%

Net loss attributable to Columbia Care Inc.	$(143,097)	$(95,787)	$(96,265)	$(47,310)	49%	$478	0%

Loss per share attributable to Columbia Care Inc.—based and diluted	$(0.42)	$(0.41)	$(0.46)	$(0.01)	3%	$0.05	-10%

Weighted average number of shares outstanding—basic and diluted	338,754,694	232,576,117	209,992,187

Summary of balance sheet items:

	December 31, 2021	December 31, 2020
Total Assets	$1,376,512	$727,527
Total Liabilities	$825,689	$440,578
Total Long-Term Liabilities	$581,692	$291,697
Total Equity	$550,823	$286,949

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021, 2020 and 2019

The following tables summarize our results of operations for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended			2021 vs. 2020		2020 vs. 2019
	December 31, 2021	December 31, 2020	December 31, 2019	$ Change	% Change	$ Change	% Change
Revenues	$460,080	$179,503	$77,459	$280,577	156%	$102,044	132%
Cost of sales related to inventory production	(258,402)	(114,249)	(57,777)	(144,153)	126%	(56,472)	98%
Cost of sales related to business combination fair value adjustments to inventories	(7,663)	(3,111)	—	(4,552)	—	(3,111)	0%

Gross profit	194,015	62,143	19,682	131,872	212%	42,461	216%
Goodwill impairment	(72,328)	—	—	(72,328)	100%	—	0%
Selling, general and administrative expenses	(232,052)	(142,355)	(123,586)	(89,697)	63%	(18,769)	15%

Operating expenses	(304,380)	(142,355)	(123,586)	(162,025)	114%	(18,769)	15%
Loss from operations	(110,365)	(80,212)	(103,904)	(30,153)	38%	23,692	-23%
Other (expense) income, net	(36,349)	(55,634)	4,233	19,285	-35%	(59,867)	-1414%

Loss before provision for income taxes	(146,714)	(135,846)	(99,671)	(10,868)	8%	(36,175)	36%
Income tax (expense) benefit	(139)	16,197	(1,503)	(16,336)	-101%	17,700	-1178%

Net loss	(146,853)	(119,649)	(101,174)	(27,204)	23%	(18,475)	18%
Net loss attributable to non-controlling interest	(3,756)	(23,862)	(4,909)	20,106	-84%	(18,953)	386%

Net loss attributable to Columbia Care Inc.	$(143,097)	$(95,787)	$(96,265)	$(47,310)	49%	$478	0%

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Revenue

The increase in revenue of $280,577 for the year ended December 31, 2021, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions. Our revenue is predominantly generated by retail sales, which increased $209,877 during the year ended December 31, 2021, as compared to the prior year.

During the year ended December 31, 2021, we experienced a revenue increase of $188,998 due to organic growth which includes our 2020 acquisitions of TGS and Project Cannabis. Our existing wholesale and retail network contributed to revenue growth of $184,637 and the expansion of new wholesale and retail facilities contributed to revenue growth of $4,361 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, Green Leaf Medical and Medicine Man contributed to an additional $91,578 of revenue during the year ended December 31, 2021, as compared to the prior year. Revenue increased by $60,625 related to our acquired retail facilities and $30,953 related to our acquired wholesale facilities.

Cost of sales

The increase in cost of sales of $148,705 for the year ended December 31, 2021, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the year ended December 31, 2021, we experienced a cost of sales increase of $99,403 due to organic growth which includes our 2020 acquisitions of TGS and Project Cannabis. Our existing wholesale and retail network contributed to a cost of sales growth of $94,524 and the expansion of new wholesale and retail facilities contributed to a cost of sales growth of $4,878 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, Green Leaf Medical and Medicine Man contributed to an additional $49,301 of cost of sales during the year ended December 31, 2021, as compared to the prior year. Cost of sales increased by $27,409 related to our acquired retail facilities and $21,892 related to our acquired wholesale facilities.

Gross Margin

The increase in gross margin of $131,872 for the year ended December 31, 2021, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the year ended December 31, 2021, we experienced a gross margin increase of $89,595 due to organic growth which includes our 2020 acquisitions of TGS and Project Cannabis. Our existing wholesale and retail network contributed to a gross margin growth of $90,113 coupled with a gross margin loss of $517 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, Green Leaf Medical and Medicine Man contributed to an additional $42,277 of gross margin during the year ended December 31, 2021, as compared to the prior year. Gross margin increased by $33,216 related to our acquired retail facilities and $9,061 related to our acquired wholesale facilities.

Operating Expenses

The increase of $162,025 in operating expenses was primarily attributable to impairment charges of $72,328 during the year ended December 31, 2021, and an increase of $89,697 in selling, general and operating expenses, as compared to the prior year period. The increase in selling, general and operating expenses was primarily attributable to an increase in salary and benefits of $38,106, depreciation and amortization of $30,268, operating facility costs of $12,230 and advertising and promotion expenses of $10,172, as we expanded our operations and increased the size and scope of our administrative functions.

Other Expense (Income), Net

The decrease in other expense (income), net for the year ended December 31, 2021, as compared to the prior year, was primarily due to a remeasurement of contingent consideration of $81,119 as discussed in footnote 6 of our audited consolidated financial statements for the year ended December 31, 2021 and a favorable change in fair value of derivative liability of $25,031 as a result of conversion of Convertible debt during the year, which was partially offset by increase in the acquisition and settlement of pre-existing relationships of $61,460.

Income Tax Benefit and Provisions

The Company recorded income tax expense of $139 for the year ended December 31, 2021 as compared to income tax benefit of $16,197 for the year ended December 31, 2020.

The net tax expense of $139 for the year ended December 31, 2021 includes current tax expense of $26,251, deferred tax benefit of $27,942 and change in valuation allowances of $1,830.

The increase in current tax expense is a direct result of the Company’s increasing gross margin. The Company is subject to Section 280E of the Internal Revenue Code and is forced to disallow costs not attributable to cost of goods sold in its cannabis businesses. Current tax expense is largely offset by the significant deferred tax liabilities recorded as part of the company’s acquisition activity. These deferred tax liabilities are exhausted over time with current year activity resulting in deferred tax benefit which reduces overall tax expense

Our future financial results are subject to significant potential fluctuations caused by, among other things, growth of sales volume in new and existing markets and our ability to control operating expenses. In addition, our financial results may be impacted significantly by changes to the regulatory environment in which we operate, both on a local, state and federal level.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Revenue

The increase in revenue of $102,044 for the year ended December 31, 2020 , as compared to the prior year period was primarily driven by expansion of our dispensary network, additional sales through our existing dispensaries and our recent acquisitions. Our revenue is predominantly generated by retail sales, which increased $93,431 during the year ended December 31, 2020 as compared to the prior year.

During the year ended December 31, 2020, we experienced $54,385 of organic growth as a result of increase in same store sales year over year. Same store sales are calculated based upon our stores that have been open for at least 12 full fiscal months. During the year ended December 31, 2020, we operated 22 additional dispensaries (on a weighted average basis) as compared to the prior year. These additional dispensaries contributed to a revenue growth of $7,008 as compared to the prior year. Our acquisitions contributed an additional $40,652 of revenue during the year ended December 31, 2020 as compared to the prior year.

Cost of sales

The increase in cost of sales for the year ended December 31, 2020, as compared to the prior year was primarily driven by our recent acquisitions and additional sales through our existing dispensaries. During the year ended December 31, 2020, we experienced an increase in cost of sales of $30,023 related to an increase in same store sales year over year. Same store sales are calculated based upon our stores that have been open for at least 12 full fiscal months. During the year ended December 31, 2020, we operated 8 additional Cultivation, Manufacturing and/or Retail markets as compared to the prior year. These additional dispensaries contributed increased cost of sales of $4,917 as compared to the prior year period. Our acquisitions contributed to an increase in cost of sales of $24,644 during the year ended December 31, 2020 as compared to the prior year.

Gross Margin

Gross profit for the year ended December 31, 2020 increased to 34.6% from 25.4% as compared to the prior year, an increase of 9.21%. Gross profit increased 5.7% related to organic growth. In addition, gross profit increased by 3.52% due to our recent acquisitions.

Operating Expenses

The increase of $18,769 in operating expenses for the year ended December 31, 2020, as compared to the prior year period, was primarily attributable to an increase in salary and benefits of $7,587, operating facility costs of $6,321, depreciation and amortization of $6,101, operating office and general expenses of $2,449, loss on disposal group of $1,969 and other fees and expenses of $2,304 as we expanded our operations and increased the size and scope of our administrative functions. These higher expenses were partially offset by $6,284 of lower professional fees in the current year.

Other Expense (Income), Net

The increase in other expense (income), net for the year ended December 31, 2020, as compared to the prior year, was primarily due to an increase in the earnout liability for TGS of $21,757, an indemnification expense of $14,195, an increase in interest expense of $7,577 and an increase in the fair value of a derivative liability of $11,745.

Income Tax Benefit and Provisions

The benefit for income taxes for the year ended December 31, 2020 was $16,197 compared to a provision for income taxes of $1,503 for the year ended December 31, 2019.

Non-GAAP Measures

We use certain non-GAAP measures, referenced in this MD&A. These measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation from nor as a substitute for our financial information reported under GAAP. We use non-GAAP measures including EBITDA, Adjusted EBITDA and Adjusted EBITDA margin which may be calculated differently by other companies. These non-GAAP measures and metrics are used to provide investors with supplemental measures of our operating performance and liquidity and thus highlight trends in our business that may not otherwise be apparent when relying solely on GAAP measures. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. We also recognize that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of companies within our industry. Finally, we use non-GAAP measures and metrics in order to facilitate evaluation of operating performance comparisons from period to period, to prepare annual operating budgets and forecasts and to determine components of executive compensation.

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net loss	$(146,853)	$(119,649)	$(101,174)
Income tax	139	(16,197)	1,503
Depreciation and amortization	53,002	19,651	8,690
Interest expense, net and debt amortization	30,014	6,336	(1,241)

EBITDA (Non-GAAP measure)	$(63,698)	$(109,859)	$(92,222)

Adjustments:
Share-based compensation	25,018	29,805	38,405
Goodwill impairment	72,328	—	—
Fair-value mark-up for acquired inventory	7,663	3,111	—
Adjustments for acquisition and other non-core costs*	9,954	7,477	839
Fair-value changes on derivative liabilities	(13,286)	11,745	—
Loss on conversion of Convertible notes	1,580	—	—
Impairment on disposal group	2,000	1,969	—
Acquisition and settlement of pre-existing relationships	75,655	14,195	—
Earnout liability accrual	(59,362)	21,757	—

Adjusted EBITDA (Non-GAAP measure)	$57,852	$(19,800)	$(52,978)

Revenue	$460,080	$179,503	$77,459
Adjusted EBITDA (Non-GAAP measure)	57,852	(19,800)	(52,978)
Adjusted EBITDA margin (Non-GAAP measure)	12.6%	-11.0%	-68.4%
Revenue	$460,080	$179,503	$77,459
Gross profit	194,015	62,143	19,682
Gross margin	42.2%	34.6%	25.4%

*	Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The increase in Adjusted EBITDA for the year ended December 31, 2021, as compared to the prior year period, was primarily driven by improved gross margins offset by increases in facility costs, salary and benefits costs.

The increase in Adjusted EBITDA for the year ended December 31, 2020, as compared to the prior year period, was primarily driven by improved gross margins offset by increases in facility costs, salary and benefits costs.

Our future financial results are subject to significant potential fluctuations caused by, among other things, growth of sales volume in new and existing markets and our ability to control operating expenses. In addition, our financial results may be impacted significantly by changes to the regulatory environment in which we operate, both on a local, state and federal level.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures and for general corporate purposes. Historically, we have relied on external financing as our primary source of liquidity. Our ability to fund our operations and to make capital expenditures depends on our ability to successfully secure financing through issuance of debt or equity, as well as our ability to improve our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception, we may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due in the short term. As we continue to seek growth through expansion or acquisition, our cash flows requirements and obligations could materially change. As of December 31, 2021, we did not have any significant external capital requirements.

Recent Financing Transactions

February 2022 Private Placement

On February 3, 2022, we closed the private placement of $185,000 aggregate principal amount of the 2026 Notes. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750 of the Company’s May 2020 Private Placement Notes, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250 in cash pursuant to the offering of the 2026 Notes.

Mortgage

In December 2021, we entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property and carries interest at a rate per annum equal to Wall Street prime rate plus 2.25%. The debt is repayable in 59 monthly installments, of $138 each and a final balloon payment due on January 1, 2027, which is currently estimated at $16,998. In connection with this mortgage, we incurred financing costs of $655.

Cash Flows

Net cash provided in operating, investing and financing activities for the years ended December 31, 2021, 2020, and 2019, were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(523)	$(49,650)	$(67,047)
Net cash used in investing activities	(191,350)	(27,322)	(90,134)
Net cash provided by financing activities	202,437	89,994	158,861

Net increase in cash and cash equivalents	$10,564	$13,022	$1,680

Operating Activities

During the year ended December 31, 2021, operating activities used $523 of cash, primarily resulting from net loss of $146,853, gain on remeasurement of contingent consideration of $59,362, change in derivative liability of $13,286, and decrease in deferred taxes of $26,112, partially offset by goodwill impairment charge of $72,328, depreciation and amortization of $53,002, equity-based compensation expense of $25,018, debt amortization expense of $6,068 and impairment on disposal group of $2,000 and net changes in operating assets and liabilities of $81,424.

During the year ended December 31, 2020, operating activities used $49,650 of cash, primarily resulting from net loss of $119,649, partially offset by equity-based compensation expense of $29,805, depreciation and amortization of $19,651, debt amortization expense of $2,189 and impairment on disposal group of $1,969.

During the year ended December 31, 2019, operating activities used $67,047 of cash, primarily resulting from net loss of $101,174 and net cash used in changes in operating assets and liabilities of $12,100, partially offset by equity-based compensation expense of $32,896, depreciation and amortization of $8,690 and deferred compensation expense of $5,509. Cash used due to changes in operating assets and liabilities was primarily due to increase in inventory of $12,667.

Investing Activities

During the year ended December 31, 2021, investing activities used $191,350 of cash, consisting of cash paid for acquisitions of $50,762, purchases of property and equipment of $117,506, cash paid for other assets of $15,792, and cash paid for deposits of $7,019.

During the year ended December 31, 2020, investing activities used $27,322 of cash, consisting of purchases of property and equipment of $42,885 and cash paid for deposits of $5,688, partially offset by cash received from sale leasebacks of $11,927, acquisitions of $3,821 and deposits of $6,676.

During the year ended December 31, 2019, investing activities used $90,134 of cash, consisting of purchases of property and equipment of $77,445, the issuance of a note receivables of $17,420, cash for loans under the CannAscend and Corsa Verde agreements of $11,511 and cash paid for deposits of $6,623, partially offset by cash received from sale leasebacks of $19,614 and deposits of $3,697.

Financing Activities

During the year ended December 31, 2021, financing activities provided $202,437 of cash, consisting of $133,195 and $90,655 in net proceeds received from issuance of Common shares and Debt, respectively, partially offset by debt repayment of $9,950 and lease liability payments of $9,664.

During the year ended December 31, 2020, financing activities provided $89,994 of cash, consisting of $89,379 in gross proceeds received from issuance of debt as reduced by issuance costs of $3,548 and the sale of membership interest of a subsidiary of $5,509, partially offset by lease liability payments of $734.

During the year ended December 31, 2019, financing activities provided $158,861 of cash, consisting of $157,359 in proceeds received from the issuance of equity and proceeds from sale leasebacks of $5,709, repurchases of common shares of $2,414 and debt repayment of $1,795.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$443,954	$34,119	$32,876	$31,888	$27,888	$25,644	$291,539
Sale-Leaseback commitments	229,447	9,461	9,766	10,082	10,407	10,743	178,988
Term debt (principal)	69,965	31,750	38,215	—	—	—	—
Acquisition related term debt	3,314	100	105	109	113	118	2,769
Interest on term debt	8,754	5,443	1,951	122	118	113	1,007
Convertible debt (principal)	80,100	—	5,600	—	74,500	—	—
Interest on convertible debt	16,151	4,750	4,740	4,470	2,191	—	—
Mortgage notes (principal and interest)	25,172	1,573	1,612	1,662	1,661	1,666	16,998
Closing promissory note (principal and interest)	5,557	1,845	1,725	1,605	382	—	—
Project Cannabis real estate notes (principal and interest)	8,110	540	2,420	5,150	—	—	—
Sun bulb indemnification	11,425	11,425	—	—	—	—	—

Total contractual obligations	$901,949	$101,006	$99,010	$55,088	$117,260	$38,284	$491,301

The above table excludes purchase orders for inventory in the normal course of business.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Changes In or Adoption of Accounting Practices

The following U.S. GAAP standards have been recently issued by the Financial Accounting Standards Board.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for fiscal years beginning after December 15, 2021. We are evaluating the impact of this update on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with our accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. We early adopted the new standard on January 1, 2021. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Critical Accounting Estimates

We make judgements, estimates and assumptions about the future that affect reported of assets and liabilities, and revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

The preparation of our consolidated financial statements requires us to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

Judgements estimates and assumptions with the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Business Combinations

We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, customer contracts, revenue growth rate, customer ramp-up period and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the valuation of goodwill, we make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets.

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, we may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual assessment of our goodwill as of first day of the fourth quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests.

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We recognized impairment of $2,000 and $1,969 recognize any impairment loss for long-lived assets for the years ended December 31, 2021 and December 31, 2020. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, deposits and other current assets, accounts payable, accrued expenses, current taxes payable and other current liabilities like interest payable and payroll liabilities, derivative liability, debt and lease liabilities. The fair values of cash and restricted cash, accounts and notes receivable, deposits, accounts payable and accrued expenses and other current liabilities like interest payable and payroll liabilities, short-term debt and lease liabilities approximate their carrying values due to the relatively short-term to maturity or because of the market rate of interest used on initial recognition. Columbia Care classifies its derivative liability as fair value through profit and loss (FVTPL).

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of contained within the hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Inputs for the asset or liability that are not based on observable market data.

Our assets measured at fair value on a nonrecurring basis include investments, assets and liabilities held for sale, long-lived assets and indefinite-lived intangible assets. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually, for indefinite-lived intangible assets. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered Level 3 measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board mitigates these risks by assessing, monitoring and approving the Company’s risk management processes.

Credit Risk

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company does not have significant credit risk with respect to its customers.

The Company provides credit to its customers in the normal course of business. The Company has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as the majority of its sales are paid at the time of sale.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the effective management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity at all times to settle obligations and liabilities when due.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange, raw material and other commodity prices.

Currency Risk. The operating results and financial position of the Company are reported in U.S. dollars. Some of the Company’s financial transactions are denominated in currencies other than the U.S. dollar. The results of the Company’s operations are subject to currency transaction risks. The Company has no hedging agreements in place with respect to foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. The Company’s senior secured financial debts have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

Commodities Price Risk. Commodities Price risk is the risk of variability in fair value due to movements in equity or market prices. The primary raw materials used by the Company aside from those cultivated internally are labels and packaging. Management believes a hypothetical 10% change in the price of these materials would not have a significant effect on the Company’s consolidated annual results of operations or cash flows, as these costs are generally passed through to its customers. However, such an increase could have an impact on our customers’ demand for our products, and we are not able to quantify the impact of such potential change in demand on our combined annual results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the year covered by this Form 10-K. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2021, Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting discussed below.

Evaluation of Internal Control over Financial Reporting Under Canadian Law

As a newly reporting company, the Company is subject to a transition period related to management’s assessment regarding internal control over financial reporting. However, as a public company in Canada, the Company has undertaken an analysis of our internal control over financial reporting in accordance with National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to the lack of appropriate controls over management’s fair value modeling of complex accounting and financial reporting issues in the impairment testing of goodwill and intangible assets.

The material weakness present relates to a lack of certain controls, or improper execution of designed control procedures for review of complex accounting and financial reporting issues.

The combination of control deficiencies that resulted in these material weaknesses were related to insufficient resources to properly execute the designed controls or perform an effective review over certain manual controls related to the financial statement close process. In addition, certain control deficiencies related to the timely review of transactions that were infrequent in nature.

In response to the material weakness described above, the Company will be implementing a remediation plan to address the material weakness.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

b.	Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c.	Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm as the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012.

d.	Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of March 23, 2022 and their respective positions.

Name	Age	Position
Nicholas Vita	49	Chief Executive Officer and Director
Michael Abbott	57	Executive Chairman and Director
Frank Savage	82	Director
James A.C. Kennedy	68	Director
Jonathan P. May	55	Director
Jeff Clarke	60	Director
Alison Worthington	57	Director
Julie Hill	75	Director
Philip Goldberg	46	Director
Derek Watson	51	Chief Financial Officer
David Hart	45	Chief Operating Officer
Dr. Rosemary Mazanet	66	Chief Scientific Officer
Bryan Olson	48	Chief People and Administrative Officer
Guy Hussussian	55	Chief Data Officer
Jesse Channon	37	Chief Growth Officer
David Sirolly	47	Chief Legal Officer and General Counsel

Director and Executive Officer Biographies

Nicholas Vita, Director and Chief Executive Officer

Nicholas Vita co-founded Columbia Care in 2012. Mr. Vita began his career as a strategic advisor at S.G. Warburg and then as a member of the Healthcare Investment Banking Department at Goldman Sachs. Mr. Vita has more than 20 years’ experience as an executive and an entrepreneur in finance and healthcare.

Michael Abbott, Director and Executive Chairman

Michael Abbott co-founded Columbia Care in 2012. Mr. Abbott started his financial career at Swiss Bank Corporation/SBC O’Connor and later worked at Goldman Sachs. Mr. Abbott has since launched and run several companies. Prior to his career in finance, Mr. Abbott served on the London Police Force.

Frank Savage, Director

Frank Savage has served as the Managing Partner of Savage Holdings, LLC, a global financial services company since 2001 and has previously held senior positions at Citibank, Equitable Life Assurance Corp. (now AXA Inc.) and Alliance Capital Management International as its Chairman. He currently serves on the board of directors of Bloomberg L.P., and has served on the boards of a number of corporations and non-profit organizations, including Lockheed Martin, Inc. and Qualcomm Inc. Mr. Savage earned a Bachelor of Arts degree from Howard University, a Master of Arts degree from the Johns Hopkins Nitze School of Advanced International Studies, and was the recipient of an Honorary Doctorate of Humane Letters from Hofstra University and an honorary Doctor of Humanities degree from Howard University. He serves as Chair Emeritus of Howard University and Trustee Emeritus of The Johns Hopkins University.

James A.C. Kennedy, Director

In December 2015, James A.C. Kennedy resigned from his role as President and Chief Executive Officer of T. Rowe Price Group, a global investment management organization, serving institutions and individuals around the world and retired from T. Rowe Price in March 2016. Mr. Kennedy spent 38 years with T. Rowe Price, including nine years as CEO, during which time the firm’s assets more than doubled to $763 billion. Previously Mr. Kennedy served as an investment analyst, as Director of Research, and as Head of Equities at the firm. Mr. Kennedy also served on the Board of T. Rowe Price for 20 years. Prior to earning his MBA at Stanford University, Mr. Kennedy participated in the Financial Management training program at General Electric. Mr. Kennedy currently serves on the board of United Continental.

Jonathan P. May, Director

Jonathan May has served as Co-Founder and Managing Director of Floresta Ventures, LLC since 2016. Floresta invests, owns and operates restaurant and retail concepts. He is also a co-founder and managing director of Floresta Partners, LLC, a consulting firm focusing on growing multi-unit restaurant and retail concepts. Prior to forming Floresta, Mr. May was Executive Director of Natural Capital Partners Holdings LLC. NCPH works with corporations to measure their environmental impact and deliver solutions for positive impact on carbon, renewable energy, water, biodiversity and communities.

Previously Mr. May was a founder and Managing Director of Catalytic Capital LLC, a private equity firm focused on growing retail and consumer branded companies. Before co-founding Catalytic Capital, Mr. May was Senior Vice President of Corporate Development for Triarc Companies, Inc. where he was responsible for merger identification and execution, corporate finance, and strategic planning. Mr. May also served as Chief Executive Officer of Arby’s, Inc., where he managed the growth of 3,400 restaurants comprising $2.5 billion of global system-wide sales. Mr. May held a variety of strategic and operating roles at Arby’s before becoming CEO. Mr. May also sits on the Board of Trustees of Griffin Industrial Realty, a publicly traded real estate company. Mr. May formerly was a board member of Sneaker Villa and Marketwatch.com.

Jeff Clarke, Director

Jeff Clarke has been the Co-CEO of Emerge Technology Acquisition Corporation (NASDAQ:ETACU) since July 2020. ETACU is a Special Purpose Acquisition Corporation (SPAC). Mr. Clarke also serves on the Board of Directors of FTD, LLC. where he was the Executive Chairman from 2019-2020. Mr. Clarke has more than 30 years of leadership experience and operational experience. Mr. Clarke was the Chief Executive Officer of Eastman Kodak from 2014 until 2019. In addition, Mr. Clarke was the Chairman of the Board of Orbitz Worldwide from 2007-2014 and Chief Executive Officer of Travelport, Ltd. from 2006-2011. From 2004-2006, he was the Chief Operating Officer of CA Software and from 2002-2003 the Executive Vice President of Hewlett Packard Company. Mr. Clarke was also the Chief Financial Officer of Compaq Computer from 2001-2002. Mr. Clarke has also served on the Boards of Directors of Generate Life Sciences, Docker, Autodesk, Red Hat and Computerware in the past. Mr. Clarke has a Master of Business Administration from Northeastern University, where he currently serves as a Trustee, and a Bachelor’s Degree in Economics from the State University of New York at Geneseo.

Alison Worthington, Director

Alison Worthington is an innovative marketing leader with nearly three decades of experience transforming brands, product portfolios and P&Ls to deliver growth and ROI. She founded a marketing consulting practice in January of 2017, where she engages as an interim Chief Marketing Officer and advisor to high growth tech, consumer, life science, retail and e-commerce companies looking to reposition and scale their brands and products with new customer experiences and channels. She leverages her background in digital transformation and building experiential lifestyle brands through compelling communication, disruptive product innovation, and omnichannel marketing to put businesses on a path of purposeful growth and competitive differentiation. Since January of 2021, she has served as Chief Marketing Officer for Collective Health, a Series F stage startup with a technology service platform transforming the healthcare experience. Her clients include multiple startups and growth companies like GoPro, Ancestry and Bragg Live Foods. Ms. Worthington earned an MBA from the Harvard Graduate School of Business Administration and an AB in Economics from Smith College.

Julie Hill, Director

Julie Hill has spent more than two decades serving on a range of private and public corporate boards of directors. Most recently, Ms. Hill was a member of the board of directors of Anthem, a Fortune 50 company and the largest U.S. health insurance company by member. She is currently a member of the board of trustees of Lord Abbett, a $225 billion New Jersey-based mutual fund management firm. She was also previously on the board of Lend Lease, based in Sydney, Australia, a $9 billion international construction, development, investment and management firm, publicly traded on the Australian exchange, and Holcim (U.S.), the U.S. operation of a Swiss company, as well as several other public corporate boards. Prior to her last 20 years serving on boards of directors, she founded and ran multiple companies, mostly in the real estate investment and development industry, and was a senior executive at numerous publicly traded companies, including Mobil Land, a division of Mobil Oil, and UK-based Costain Group. Ms. Hill is currently Chair of the Board of Trustees of the University of California at Irvine (UCI), and is a board member of Leaders’ Quest, and the Alliance for SoCal Innovation. She is a member of the International Women’s Forum and Los Angeles Trusteeship, and is a prior member of the Women’s Leadership Board of the Kennedy School of Government at Harvard. She earned a bachelor of arts degree in English from UCLA, and a master’s degree in marketing from the University of Georgia.

Philip Goldberg, Director

Philip Goldberg co-founded Green Leaf Medical in 2014 and served as Green Leaf Medical’s CEO until Green Leaf was acquired by Columbia Care in June of 2021. Mr. Goldberg built Green Leaf Medical into a leading multi-state cannabis operator in the mid-Atlantic region with 500 full time employees, 400,000 square feet of cultivation space, three extraction labs, and 10 dispensary licenses across Maryland, Pennsylvania, Virginia and Ohio. Prior to entering the cannabis industry, he founded and operated a successful advertising firm focused on lead generation, digital media, customer acquisition and retention. Mr. Goldberg is a graduate of the University of Arizona.

Derek Watson, Chief Financial Officer

Derek Watson joined Columbia Care in January 2022 as Chief Financial Officer. Prior to joining Columbia Care, Derek served as the Chief Financial and Commercial Officer at Tastes on the Fly, a private equity-backed national consumer retail company based in California, from September 2018 to January 2022. He has also held Chief Financial Officer roles at two other consumer companies, Starr Restaurants, from April 2016 to March 2018, and Samba Brands, and as Chief Financial Officer and Vice President of Strategic Initiatives at Schindler Elevator, the U.S. subsidiary of Schindler Holding AG (SCHN.SW). Derek began his career at KPMG where he spent 20 years providing audit and consulting services, including as a Partner and Practice Leader, and served private and Fortune 500 companies across a variety of industries while based in London, Prague, New York, and Philadelphia. He has experience in a range of leadership roles covering strategy, investor relations, information technology, tax, treasury, accounting, FP&A, operational improvement, and risk management. Derek is a Fellow at the Culinary Institute of America, a Board Member with the Queen Elizabeth Memorial Garden in New York and has served as a Board Advisor to a number of entrepreneurial start-ups. Derek is a Chartered Accountant with the ICAEW, holds an undergraduate degree in Finance & Accounting from Kingston University, London and an MBA from Columbia University.

David Hart, Chief Operating Officer

David Hart joined Columbia Care in 2016 and became Chief Operating Officer in 2018. Prior to joining Columbia Care, Mr. Hart served as COO of Abyrx, a venture capital backed medical device company. Prior to his time at Abyrx, Mr. Hart was CFO and CIO at Alpine Capital, a family investment office for the Ranawat Orthopedic Group at the Hospital for Special Surgery. Mr. Hart started his career in financial services at Thomas Weisel Partners and Duff & Phelps.

Dr. Rosemary Mazanet, Chief Scientific Officer

Dr. Rosemary Mazanet joined Columbia Care as Chief Scientific Officer in 2015 as the Chair of the Scientific Advisory Board and became the Chief Scientific Officer in 2017. Prior to joining Columbia Care, Dr. Mazanet was an Oncologist at the Brigham and Women’s Hospital / Dana Farber Cancer Institute before starting her industry career at Amgen. Dr. Mazanet has more than 25 years of experience as an expert in all areas of Biotechnology and is a Trustee at the University of Pennsylvania Health System.

Bryan Olson, Chief People & Administrative Officer

Bryan Olson joined Columbia Care as Chief Human Capital Officer in 2017. Prior to joining Columbia Care, Mr. Olson was the Chief Human Resource Officer for global law firm K&L Gates and previously held senior HR executive positions at Aetna and United Technologies Corporation. Mr. Olson is a former practicing employee benefits and executive compensation attorney at Skadden Arps and started his career at Fidelity Investments.

Guy Hussussian, Chief Data Officer

Guy Hussussian joined Columbia Care as Chief Data Officer in September 2018. Prior to joining Columbia Care, Mr. Hussussian was responsible for Cloud Infrastructure Engineering and Operations groups at IBM where he was tasked with deploying and running IBM-Aspera High Speed Transfer Service since 2016. Mr. Hussussian has more than 20 years of Engineering, IT, and Operations leadership experience. Mr. Hussussian started the Infrastructure Engineering and Cloud Operations Group responsible for IBM-Aspera High Speed Transfer Service. Prior to IBM he was a Director of Research and Development at VMware. Mr. Hussussian started his career as an engineer in healthcare and worked his way up to running Global IT for Workshare.

Jesse Channon, Chief Growth Officer

Jesse Channon joined Columbia Care in December 2019 as Chief Growth Officer. Mr. Channon is an accomplished leader with over a decade of experience in digital marketing, consumer targeting, grassroots campaigns and social media, having advised and worked with some of the largest brands and agencies in the world, including Microsoft, AT&T, Honda, Starbucks, NBC, Red Bull and more. A member of the founding team at PageLever, a Y Combinator-backed company, Mr. Channon oversaw all revenue and partnerships, working with companies such as YouTube, Intel and Toyota to build one of the first real-time applications on Facebook’s API and earning certification in the first wave of Preferred Marketing Developers. In 2013, PageLever sold to Unified, a New York City-based Ad Tech company, where Mr. Channon spent six years on the senior management team. After Unified, Mr. Channon served as chief revenue officer for Social Native, a custom content marketplace. He serves on the Entrepreneurship Advisory Board for the Harbert School of Business at Auburn University, the Marketing Board for UJA in New York City and mentors first-time founders of early stage start-ups.

David Sirolly, Chief Legal Officer and General Counsel

David Sirolly joined Columbia Care in 2021 as Chief Legal Officer and General Counsel. Prior to joining Columbia Care, Mr. Sirolly served as General Counsel, Corporate and Chief Compliance Officer of Integra LifeSciences Corporation, a publicly-traded global medical technology company, since 2010. Over his 11-year career at Integra, he held a variety of legal and compliance leadership roles which included accountability for corporate governance, securities laws, finance initiatives, healthcare compliance, employment law, litigation as well as legal support for a commercial division and information technology. Prior to Integra, Mr. Sirolly was Assistant General Counsel of ValueClick, Inc. (now Conversant, Inc.), a publicly-traded digital media company. David began his legal career at the international law firm of Hogan & Hartson LLP (now Hogan Lovells) based in Washington DC. At Hogan, he focused on supporting medical device and pharmaceutical manufacturers on complex legal and regulatory matters. Mr. Sirolly also spent several years at a leading regional law firm in Pennsylvania working on civil and administrative litigation. Mr. Sirolly has a JD from the University of Virginia School of Law and a degree in economics from Duke University.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and directors. Our Code of Ethics is available on our website at https://ir.col-care.com/corporate-governance/governance-documents.

Audit Committee

The Board believes that the composition of the Audit Committee reflects financial literacy and expertise. Currently, all members of the Audit Committee have been determined by the Board to be “independent” and “financially literate” as such terms are defined under the corporate governance rules of the Nasdaq Capital Market (“Nasdaq”). The Board has made these determinations based on the education as well as breadth and depth of experience of each member of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the named executive officers of the Company in the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Share-Based Awards(1)(2)(3) ($)	Option- Based Awards ($)	Non-equity Incentive Plan Compensation ($)		All Other Compensation(4) ($)	Total Compensation ($)
					Annual Incentive Plans	Long- term Incentive Plans
Nicholas Vita	2021	$485,753	$3,300,003	$0	$360,000	$0	$1,128	$4,146,884
CEO and Director	2020	$416,339	$2,722,138	$0	$550,000	$0	$19,979	$3,708,456
Michael Abbott	2021	$420,548	$2,170,004	$0	$160,000	$0	$21,128	$2,771,680
Executive Chairman and Director	2020	$400,000	$1,944,386	$0	$350,000	$0	$43,229	$2,737,614
David Hart	2021	$340,000	$1,500,002	$0	$160,000	$0	$10,543	$2,010,546
COO	2020	$308,169	$1,333,295	$0	$190,000	$0	$7,050	$1,838,515

Notes:

(1)

2021 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD:0.796144 USD; 2020 share-based award values converted to USD based on exchange rate of 1 CAD:0.784808 USD.

(2)

For 2021, reflects (i) annual share-based awards, specifically 342,652 RSUs and 184,505 PSUs granted to Mr. Vita, 225,320 RSUs and 121,326 PSUs granted to Mr. Abbott, and 155,751 RSUs and 83,866 PSUs granted to Mr. Hart.

(3)

For 2020, reflects (i) annual share-based awards, specifically 894,663 RSUs and 481,742 PSUs granted to Mr. Vita, 639,045 RSUs and 344,102 PSUs granted to Mr. Abbott, and 438,203 RSUs and 235,956 PSUs granted to Mr. Hart.

(4)

Reflects (i) reimbursements for the cost of life insurance, specifically, $1,128 each for Messrs. Vita, Abbott, and Hart, (ii) tax reimbursements of $20,000 for Mr. Abbott, and (iii) Company 401(k) contribution of $9,415 for Mr. Hart.

Outstanding Equity Awards Table

The following table sets forth information concerning the option-based and share-based awards granted to the Company’s Named Executive Officers that were outstanding as of December 31, 2021.

	Option-based Awards				Share-based Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options ($)	Number of Shares or Units of Shares That Have Not Vested (#)	Market or Payout Value of Share-Based Awards That Have Not Vested ($)(1)(2)	Market Or Payout Value of Vested Share- Based Awards Not Paid Out or Distributed ($)
Nicholas Vita CEO and Director	—	$0	—	$0	4,084,768	$11,387,023	$0
Michael Abbott Executive Chairman and Director	—	$0	—	$0	3,461,345	$9,649,119	$0
David Hart COO	—	$0	—	$0	1,800,189	$5,018,349	$0

Notes:

(1)	Market value of unvested share-based awards calculated based on the closing share price on December 31, 2021 (converted to USD based on an exchange rate of 1 CAD:0.787480 USD).
(2)

For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.

Deferred Compensation Plans

The Company’s Board of Directors approved termination of the Income Incentive Plan (i.e., the deferred compensation plan under the Legacy Management Incentive Plan), effective April 1, 2020, and all outstanding deferred compensation will subsequently be paid out in shares of the Company between 12 and 24 months following plan termination per 409A of the IRS code. The Company has no other deferred compensation plans.

Termination and Change of Control Benefits

Other than as described herein, the Company does not have any contract, agreement, plan or arrangement that provides for payments to a NEO at, following, or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of the Company or a change in a NEO’s responsibilities. Note that the dollar value of potential accelerated equity in connection with a qualifying termination reflects an exchange rate of 1 CAD: 0.784808 USD.

Nicholas Vita

On April 26, 2019, the Company entered into an employment agreement with Mr. Vita (the “Vita Agreement”). In the event of termination without cause of Mr. Vita’s employment or if Mr. Vita resigns for good reason in connection with a change of control, Mr. Vita shall receive (i) an amount equal to thirty-six (36) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 36-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for thirty-six (36) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The change of control payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favour of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Vita’s outstanding time-vested RSUs, including the time-vested portion of his outstanding restricted stock unit award, granted April 26, 2019 (the “Vita Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of the Vita Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. The total estimated incremental payments, payables and benefits to Mr. Vita in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $9,429,133, with Mr. Vita’s health insurance coverage continuing for thirty-six (36) months from the termination date.

In the event that the Company terminates Mr. Vita’s employment without cause or Mr. Vita resigns for good reason, Mr. Vita shall receive (i) an amount equal to twenty-four (24) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for twenty-four (24) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favour of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause or a termination for good reason, Mr. Vita’s outstanding time-vested RSUs and performance-vested RSUs/PSUs will be forfeited. As an exception, Mr. Vita’s outstanding time-vested portion of the Vita Post-Closing RSU Grant will vest in full and his performance-vested portion of the Vita Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. The total estimated incremental payments and payables to Mr. Vita in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $2,537,819, with Mr. Vita’s health insurance coverage continuing for twenty-four (24) months from the termination date.

Michael Abbott

On April 26, 2019, the Company entered into an employment agreement with Mr. Abbott (the “Abbott Agreement”). In the event of termination without cause of Mr. Abbott’s employment or if Mr. Abbott resigns for good reason in connection with a change of control, Mr. Abbott shall receive (i) an amount equal to thirty-six (36) months of the sum of Mr. Abbott’s then base salary and target bonus paid over such 36-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Abbott’s health insurance premiums to continue Mr. Abbott’s health insurance coverage for thirty-six (36) months beyond the termination date; and (iii) Mr. Abbott shall receive outplacement services for a period of one (1) year following the termination date. The change of control payments and benefits that would be made to Mr. Abbott are conditioned on and subject to Mr. Abbott signing and not rescinding the Abbott Agreement, a non-disclosure agreement and an effective, general release of all claims in favour of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Abbott’s outstanding time-vested RSUs, including the time-vested portion of his outstanding restricted stock unit award, granted April 26, 2019 (the “Abbott Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of the

Abbott Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. The total estimated incremental payments, payables and benefits to Mr. Abbott in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $6,881,230, with Mr. Abbott’s health insurance coverage continuing for thirty-six (36) months from the termination date.

In the event that the Company terminates Mr. Abbott’s employment without cause or Mr. Abbott resigns for good reason, Mr. Abbott shall receive (i) an amount equal to twenty-four (24) months of the sum of Mr. Abbott’s then base salary and target bonus paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Abbott’s health insurance premiums to continue Mr. Abbott’s health insurance coverage for twenty-four (24) months beyond the termination date; and (iii) Mr. Abbott shall receive outplacement services for a period of one (1) year following the termination date. The severance payments and benefits that would be made to Mr. Abbott are conditioned on and subject to Mr. Abbott signing and not rescinding the Abbott Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause or a termination for good reason, Mr. Abbott’s outstanding time-vested RSUs and performance-vested RSUs/PSUs will be forfeited. As an exception, Mr. Abbott’s outstanding time-vested portion of the Abbott Post-Closing RSU Grant will vest in full and his performance-vested portion of the Abbott Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. The total estimated incremental payments and payables to Mr. Abbott in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,997,819, with Mr. Abbott’s health insurance coverage continuing for twenty-four (24) months from the termination date.

David Hart

On April 26, 2019, the Company entered into an employment agreement with Mr. Hart, as amended on January 1, 2022 (the “Hart Agreement”). The Hart Agreement may be terminated at any time by Mr. Hart or the Company. In the event of termination without cause of Mr. Hart’s employment in connection with a change of control, Mr. Hart shall receive (i) an amount equal to twenty-four (24) months of Mr. Hart’s then base salary, plus target bonus, paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for twenty-four (24) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Hart’s outstanding time-vested RSUs, including the time-vested portion of the outstanding restricted stock unit award, granted April 26, 2019 (the “Hart Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of his Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. Under the Legacy Management Incentive Plan, upon a change of control, outstanding restricted stock and restricted stock units that were converted from Capital Accumulation Incentive Plan Units and Income Incentive Plan Units, respectively, will fully vest (though administrator of plan may determine to require the earlier of a period of up to one year of continued employment post change of control or termination of employment). The total estimated incremental payments, payables and benefits to Mr. Hart in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $4,515,644, with Mr. Hart’s health insurance coverage continuing for twenty-four (24) months from the termination date.

In the event that the Company terminates Mr. Hart’s employment without cause, Mr. Hart shall receive (i) an amount equal to eighteen (18) months of Mr. Hart’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for eighteen (18) months beyond the termination date. The severance payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Hart’s outstanding time-vested RSUs and performance-vested RSUs will be forfeited. As an exception, the portion of Mr. Hart’s outstanding time-vested portion of the Hart Post-Closing RSU Grant that is scheduled to vest within the following twelve months will vest and his performance-vested portion of the Hart Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. Under the Legacy Management Incentive Plan, upon an involuntary termination without cause, outstanding restricted stock and RSUs that were converted from Capital Accumulation Incentive Plan Units and Income Incentive Plan Units, respectively, will be forfeited. The total estimated incremental payments and payables to Mr. Hart in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $836,578, with Mr. Hart’s health insurance coverage continuing for eighteen (18) months from the termination date.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended December 31, 2021.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Share- Based Awards(3)(4) ($)	Option- Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Jeff Clarke	$59,500	$170,004	$0	$0	$0	$229,504
Julie Hill	$18,625	$255,003	$0	$0	$0	$273,628
James A.C. Kennedy	$59,500	$170,004	$0	$0	$0	$229,504
Jonathan P. May	$72,000	$170,004	$0	$0	$0	$242,004
Frank Savage	$62,000	$170,004	$0	$0	$0	$232,004
Alison Worthington	$32,125	$170,004	$0	$0	$0	$202,129

Notes:

(1)	Effective June 7, 2021, Julie Hill was appointed to the Board of Directors of Columbia Care Inc.
(2)	Reflects annual cash retainer for Board service and, as applicable, additional cash retainer for Lead Director and additional cash retainer for Committee chairs and members.
(3)	Share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.807240 USD.
(4)

Reflects (i) annual RSU awards, specifically 36,171 RSUs granted to each of Messrs. Clarke, Hill, Kennedy, May, Savage, and Worthington, and (ii) pro-rated initial RSU award of 18,085 RSUs granted to Hill.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2021, Frank Savage, James A.C. Kennedy, Alison Worthington and Jonathan P. May served as members of the Compensation Committee.

None of the Company’s executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company or on the Compensation Committee, during fiscal 2020. None of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the expected beneficial ownership of the Company’s securities as of the Effective Date for (i) each member of the Board of Directors, (ii) each named executive officer (as defined below), (iii) each person known to the Company and expected to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the named executive officers of the Company as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Information with respect to beneficial owners of more than 5% of the Company’s securities is based on completed questionnaires and related information provided by such beneficial owners as of March 23, 2022. Except as indicated, all shares of the Company’s securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o Columbia Care Inc., 680 Fifth Ave., 24th Floor, New York, New York 10019.

	Common Shares		Proportionate Voting Shares		Total(1)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Common Shares	Number Beneficially Owned	% of Total Proportionate Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock
Nicholas Vita, Chief Executive Officer and Director	36,575,775	10.11%	—	—%	36,575,775	9.71%
Michael Abbott, Executive Chairman and Director	698,842	0.19%	—	—%	698,842	0.19%
Frank Savage, Director	106,987	0.03%	—	—%	106,987	0.03%
James A.C. Kennedy, Director	92,464	0.03%	18,234	12.38%	1,915,864	0.51%
Jonathan P. May, Director	86,311	0.02%	29,468	20.01%	3,033,111	0.81%
Jeff Clarke, Director	453,039	0.13%	47	0.03%	457,739	0.12%
Alison Worthington, Director	43,257	0.01%	—	—%	43,257	0.01%
Julie Hill, Director	—	—%	—	—%	—	—%
Philip Goldberg, Director	7,760,627	2.14%	—	—%	7,760,627	2.06%
David Hart, Chief Operating Officer	1,250,824	0.35%	747	0.51%	1,325,524	0.35%
Lars Boesgaard(2), Former Chief Financial Officer	163,538	0.05%	—	—%	163,538	0.04%
Dr. Rosemary Mazanet, Chief Scientific Officer	1,381,448	0.38%	187	0.13%	1,400,148	0.37%

	Common Shares		Proportionate Voting Shares		Total(1)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Common Shares	Number Beneficially Owned	% of Total Proportionate Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock
Bryan Olson, Chief People and Administrative Officer	502,005	0.14%	249	0.17%	526,905	0.14%
Guy Hussussian, Chief Data Officer	176,457	0.05%	31	0.02%	179,557	0.05%
Jesse Channon, Chief Growth Officer	387,744	0.11%	—	—%	387,744	0.10%
Derek Watson, Chief Financial Officer	—	—%	—	—%	—	—%
David Sirolly, Chief Legal Officer and General Counsel	18,086	0.00%	—	—%	18,086	0.00%
All Board directors and named executive officers as a group	49,697,404	13.74%	48,963	33.25%	54,593,704	14.49%

Notes:

(1)	Includes Proportionate Voting Shares on an as converted basis.
(2)	Mr. Boesgaard resigned from the Company effective August 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

The Company has not adopted a related party transaction policy.

Transactions with Related Persons

Since the beginning of the last fiscal year there have been none and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Promoters

No person or company has been at any time during the past five fiscal years a promoter of the Company.

Director Independence

For purposes of this Annual Report on Form 10-K, the independence of our directors is determined under the corporate governance rules of the Nasdaq Capital Market (“Nasdaq”). The independence rules of Nasdaq include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. It has been determined that six of our directors that we expect to be on the Board as of the Effective Date are independent persons under the independence rules of Nasdaq: Frank Savage, James A.C. Kennedy, Jonathan P. May, Jeff Clarke, Alison Worthington and Julie Hill.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accounting fees and services will be included in the 2022 Proxy Statement and such sections are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The financial statements listed in the accompanying index (page F-1) are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Transaction Agreement dated November 21, 2018 between Canaccord Genuity Growth Corp. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

2.2	Agreement and Plan of Merger dated December 21, 2020 among Columbia Care Inc., Columbia Care LLC, Vici Acquisition LLC, Vici Acquisition II LLC, Green Leaf Medical, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

2.3	Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

3.1	Articles of Columbia Care Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.1	Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2	Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3	Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4	Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5	Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6	Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7	First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8	Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9	Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10	Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

Exhibit No.	Description of Exhibit

4.11	Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12	Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

10.1	Lease Agreement dated December 1, 2013 between Pagson, LLC and Patriot Care Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.2	Lease Agreement dated April 30, 2015 between Eastman Kodak Company and Columbia Care NY, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.3	Lease Agreement dated April 10, 2019 between MM Downtown Facility, LLC and PHC Facilities, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.4	Lease Agreement dated December 23, 2019 between NLCP 156 Lincoln MA, LLC and Patriot Care Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.5	First Amendment to Lease dated December 2, 2020 between PHC Facilities, Inc. and MM Downtown Facility, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.6*#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita

10.7*#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and David J. Hart

10.8*#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott

10.9*#	Amendment No. 1 dated January 1, 2022 to Employment Agreement between Columbia Care Inc. and David J. Hart

10.10*#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita

10.11*#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and David Hart

10.12*#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott

10.13*#	Columbia Care Inc. Amended and Restated Omnibus Long-Term Incentive Plan

10.14*	Mortgage and Security Agreement dated December 28, 2021 between Columbia Care NY Realty LLC and East West Bank

10.15	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

21.1*	Subsidiaries of Columbia Care Inc.

Exhibit No.	Description of Exhibit

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
‡

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

#	Management contract, compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

COLUMBIA CARE INC.

/s/ Nicholas Vita
By: Nicholas Vita Title: Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicholas Vita and Derek Watson, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ Nicholas Vita Nicholas Vita	Chief Executive Officer and Director	March 30, 2022

/s/ Derek Watson Derek Watson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

/s/ Michael Abbott Michael Abbott	Executive Chairman and Director	March 30, 2022

/s/ Frank Savage Frank Savage	Director	March 30, 2022

/s/ James A.C. Kennedy James A.C. Kennedy	Director	March 30, 2022

/s/ Jonathan P. May Jonathan P. May	Director	March 30, 2022

/s/ Jeff Clarke Jeff Clarke	Director	March 30, 2022

/s/ Alison Worthington Alison Worthington	Director	March 30, 2022

/s/ Julie Hill Julie Hill	Director	March 30, 2022

/s/ Philip Goldberg Philip Goldberg	Director	March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Columbia Care Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Columbia Care Inc. and its subsidiaries (together “the Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Columbia Care Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 30, 2022

We have served as the Company’s auditor since 2019.

COLUMBIA CARE INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars, except share data)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$82,198	$61,111
Accounts receivable, net of allowances of $2,542 and $2,053, respectively	18,302	7,415
Inventory	94,567	54,804
Prepaid expenses and other current assets	29,252	11,430
Assets held for sale	2,120	3,483

Total current assets	226,439	138,243

Property and equipment, net	339,692	114,400
Right of use assets—operating leases, net	179,099	143,050
Right of use assets—finance leases, net	66,442	50,105
Goodwill	184,018	137,759
Intangible assets, net	367,787	100,342
Other non-current assets	13,035	43,628

Total assets	$1,376,512	$727,527

Liabilities and Equity
Current liabilities:
Accounts payable	$44,007	$18,466
Accrued expenses and other current liabilities	126,954	42,860
Income tax payable	26,537	2,386
Contingent consideration	29,345	48,202
Current portion of lease liability—operating leases	9,056	7,913
Current portion of lease liability—finance leases	5,092	2,023
Current portion of long-term debt, net	1,884	8,439
Derivative liability	—	17,109
Liabilities held for sale	1,122	1,483

Total current liabilities	243,997	148,881

Long-term debt, net	159,017	76,090
Deferred taxes	79,477	2,347
Long-term lease liability—operating leases	176,004	138,256
Long-term lease liability—finance leases	70,268	62,486
Contingent consideration	11,596	—
Derivative liability	6,795	—
Other long-term liabilities	78,535	12,518

Total liabilities	825,689	440,578

Stockholders’ Equity:
Common Stock, no par value, unlimited shares authorized as of December 31, 2021 and December 31, 2020, respectively, 361,423,270 and 250,003,917 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of December 31, 2021 and December 31, 2020, respectively, none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of December 31, 2021 and December 31, 2020, respectively; 14,729,636 and 26,507,914 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	1,039,726	632,062
Accumulated deficit	(468,335)	(325,238)

Equity attributable to Columbia Care Inc.	571,391	306,824

Non-controlling interest	(20,568)	(19,875)

Total equity	550,823	286,949

Total liabilities and equity	$1,376,512	$727,527

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues	$460,080	$179,503	$77,459
Cost of sales related to inventory production	(258,402)	(114,249)	(57,777)
Cost of sales related to business combination fair value adjustments to inventories	(7,663)	(3,111)	—

Gross profit	194,015	62,143	19,682

Goodwill impairment	72,328	—	—
Selling, general and administrative expenses	232,052	142,355	123,586

Total operating costs	304,380	142,355	123,586

Loss from operations	(110,365)	(80,212)	(103,904)
Other expense:
Interest (expense) income on leases, net	(5,280)	(1,466)	—
Interest (expense) income, net	(24,734)	(4,870)	1,241
Other (expense) income, net	(6,335)	(49,298)	2,992

Total other (expense) income	(36,349)	(55,634)	4,233

Loss before provision for income taxes	(146,714)	(135,846)	(99,671)
Income tax (expense) benefit	(139)	16,197	(1,503)

Net loss and comprehensive loss	(146,853)	(119,649)	(101,174)
Net loss attributable to non-controlling interests	(3,756)	(23,862)	(4,909)

Net loss attributable to shareholders	$(143,097)	$(95,787)	$(96,265)

Weighted-average number of shares used in earnings per share—basic and diluted	338,754,694	232,576,117	209,992,187

Earnings attributable to shares (basic and diluted)	$(0.42)	$(0.41)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(expressed in thousands of U.S. dollars, except for number of units and shares)

	Units	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total Columbia Care Inc. Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, December 29, 2018	14,449,736	—	—	$266,548	$(111,264)	$155,284	$546	155,830
Debt conversion and settlement	27,561	—	—	2,537	—	2,537	—	2,537
Issuance of shares in connection with reverse takeover transaction and private placement	—	19,077,096	—	120,193	—	120,193	—	120,193
Share issuance costs	—	—	—	(5,598)	—	(5,598)	—	(5,598)
Repurchase of shares	—	(424,047)	—	(2,414)	—	(2,414)	—	(2,414)
Unit issuance costs	2,490	—	—	—	—	—	—	—
Warrants exercised	159,325	—	—	2	—	2	—	2
Conversion of units and profit interests	(14,639,112)	34,563,850	162,337,268	—	—	—	—	—
Conversion between classes of shares	—	62,864,293	(62,864,293)	—	—	—	—	—
Cancellation of restricted stock awards	—	—	(119,995)	—	—	—	—	—
Equity-based compensation(1)	—	473,770	—	32,896	—	32,896	—	32,896
Reclass of deferred compensation to equity	—	—	—	15,311	—	15,311	—	15,311
Non-controlling interest buyouts	—	621,239	—	—	(1,860)	(1,860)	1,860	—
Net loss	—	—	—	—	(96,265)	(96,265)	(4,909)	(101,174)

Balance as of December 31, 2019	—	117,176,201	99,352,980	429,475	(209,389)	220,086	(2,503)	217,583
Issuance of shares in connection with acquisitions	—	48,936,767	—	147,795	—	147,795	—	147,795
Warrants issued with debt	—	—	—	6,298	—	6,298	—	6,298
Warrants exercised	—	2,192,298	—	388	—	388	—	388
Cancellation of restricted stock awards	—	—	(37,314)	—	—	—	—	—
Conversion between classes of shares	—	72,807,752	(72,807,752)	—	—	—	—	—
Equity-based compensation(1)	—	1,852,064	—	29,805	—	29,805	—	29,805
Sale of membership interests in subsidiary	—	—	—	—	—	—	5,509	5,509
Deconsolidation of subsidiary	—	—	—	—	—	—	220	220
Non-controlling interest buyouts	—	7,038,835	—	18,301	(20,062)	(1,761)	761	(1,000)
Net loss	—	—	—	—	(95,787)	(95,787)	(23,862)	(119,649)

Balance as of December 31, 2020	—	250,003,917	26,507,914	632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation(1)	—	5,880,944	—	21,318	—	21,318	—	21,318
Issuance of shares, net	—	21,792,500	—	133,196	—	133,196	—	133,196
Issuance of shares in connection with acquisitions	—	59,960,743	—	206,540	—	206,540	—	206,540
Issuance of shares in connection with purchase of assets	—	6,708,270	—	23,853	—	23,853	—	23,853
Conversion of convertible notes	—	4,550,139	—	23,919	—	23,919	—	23,919
Conversion between classes of shares	—	11,761,404	(11,761,404)	—	—	—	—	—
Cancellation of restricted stock awards	—	(48,590)	(16,874)	—	—	—	—	—
Warrants exercised	—	813,943	—	1,901	—	1,901	—	1,901
Non-controlling interests buyouts	—	—	—	(3,063)	—	(3,063)	3,063	—
Net loss	—	—	—	—	(143,097)	(143,097)	(3,756)	(146,853)

Balance as of December 31, 2021	—	361,423,270	14,729,636	1,039,726	$(468,335)	$571,391	$(20,568)	$550,823

(1)	The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(146,853)	$(119,649)	$(101,174)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	53,002	19,651	8,690
Equity-based compensation	25,018	29,805	32,896
Debt amortization expense	6,068	2,189	18
Loss on conversion of Convertible Notes	1,580	—	—
Provision for obsolete inventory and other assets	2,356	—	—
Goodwill impairment charges	72,328	—	—
Impairment on disposal group	2,000	1,969	—
Deferred compensation	—	—	5,509
(Gain) / loss on remeasurement of contingent consideration	(59,362)	21,757	—
Deferred taxes	(26,112)	(20,998)	28
Change in fair value of derivative liability	(13,286)	11,745	—
Other	1,314	3,858	(914)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(6,333)	(4,574)	(177)
Inventory	(18,033)	(17,258)	(12,667)
Prepaid expenses and other current assets	28,445	(2,747)	(5,147)
Other assets	15,331	13,490	5,853
Accounts payable	7,954	5,381	3,241
Accrued expenses and other current liabilities	64,765	15,945	(2,501)
Income taxes payable	3,645	2,387	(29)
Other long-term liabilities	(14,350)	(12,601)	(673)

Net cash used in operating activities	(523)	(49,650)	(67,047)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired / Cash acquired due to acquisition	(50,762)	3,821	—
Purchases of property and equipment	(117,506)	(42,885)	(77,445)
Cash paid for other assets	(15,792)	—	—
Proceeds from sale of property	386	11,927	19,614
Cash received (paid) on deposits, net	(7,019)	988	(2,926)
Cash for loan under CannAscend and Corsa Verde agreements	(657)	(1,173)	(11,511)
Purchase of investments	—	—	(446)
Issuance of note receivable	—	—	(17,420)

Net cash used in investing activities	(191,350)	(27,322)	(90,134)

Cash flows from financing activities:
Proceeds from issuance of debt and warrants	71,520	89,379	—
Proceeds from mortgage note	20,000	—	—
Payment of debt issuance costs	(865)	(3,548)	—
Repayment of debt	(9,950)	—	(1,795)
Proceeds from sale leaseback	—	—	5,709
Payment of lease liabilities	(9,664)	(734)	—
Issuance of common shares	133,559	—	114,595
Proceeds from issuance of common units and warrants	—	—	42,764
Costs of issuance of common shares	(364)	—	—
Repurchase of common shares	—	—	(2,414)
Exercise of warrants	1,901	388	2
Sale of membership interests of subsidiary	—	5,509	—
Purchase of non-controlling interest	—	(1,000)	—
Taxes paid on equity based compensation	(3,700)	—	—

Net cash provided by financing activities	202,437	89,994	158,861

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net increase in cash	10,564	13,022	1,680
Cash and restricted cash at beginning of the year	71,969	58,947	57,267

Cash and restricted cash at end of year	$82,533	$71,969	$58,947

Supplemental disclosure of cash flow information:
Cash paid for interest on other obligations	$19,340	$5,356	$147
Cash paid for income taxes	$22,556	$7,694	$2,534

Reconciliation of cash and cash equivalents and restricted cash:
Cash	$82,198	$61,111	$47,464
Restricted cash	$335	$10,858	$11,483

Cash and restricted cash, end of period	$82,533	$71,969	$58,947

Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$14,826	$13,084	$14,797
Issuance of warrants	$—	$6,298	$—
Shares issued in connection with conversion of Convertible Notes into equity, net	$23,919	$—	$—
Extinguishment of derivative liability upon conversion of Convertible Notes	$23,853	$—	$—
Debt incurred issued in connection with acquisition of property, plant and equipment	$7,000	$—	$—
Derivative liability recognized upon issuance of convertible debt	$15,099	$5,364	$—
Shares issued in connection with finalization of working capital on acquisition	$228	$—	$—
Shares issued in connection with satisfaction of contingent consideration	$48,202	$—	$—
Intercompany note receivable with TGS assumed in connection with acquisition	$—	$16,855	$—
Buyout of non-controlling interest by issuance of shares	$1,959	$—	$—
Deconsolidation of subsidiary	$—	$220	$—
Reclass of deferred compensation to equity	$—	$—	$15,311
Conversion of convertible debt and accrued interest to equity	$—	$—	$2,537
Assets held for sale	$2,120	$3,483	$—
Liabilities held for sale	$(1,122)	$(1,483)	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

1.	OPERATIONS OF THE COMPANY

Columbia Care Inc. (“the Company” or “the Parent”), was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company’s principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 680 Fifth Ave. 24th Floor, New York, New York 10019. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.

On April 26, 2019, the Company completed a reverse takeover (“RTO”) transaction and private placement further described in Note 3. Following the RTO, the Company’s Common Shares were listed on the Aequitas NEO exchange, trading under the symbol “CCHW”. As of the time of this report, the Company’s Common Shares are also listed on the Canadian Securities Exchange (the “CSE”) under the symbol “CCHW”, the OTCQX Best Market under the symbol “CCHWF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to customary closing conditions and necessary regulatory approvals, the Cresco Transaction is expected to close in the fourth quarter of 2022. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis).

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The outbreak of this contagious disease, along with the related adverse public health developments, have negatively affected workforces, economies and financial markets on a global scale. The Company incurred lower revenues, and additional expenditures related to COVID-19 during the first half of 2020. During the first half of 2020, the Company’s operations in Massachusetts were affected by a temporary shutdown of adult-use operations and in Illinois and California by rules related to social distancing and limiting the Company’s retail operations to curb-side pick-up. The Company’s operating results, with the exception of our California market, were not materially impacted by the pandemic during the year ended of December 31, 2021. Currently, the Company is closely monitoring the impact of the pandemic on all aspects of its business, and it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations.

The Company is subject to risks common in the life sciences and consumer products industries including, but not limited to, compliance with government regulations, regulatory approvals, competitive markets, new technological innovations, protection of proprietary technology, dependence on key personnel, uncertainty of market acceptance and the need to obtain additional financing.

While cannabis and CBD-infused products are legal under the laws of many U.S. states (with varying restrictions applicable), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision.

In recent years, a temporary federal legislative enactment that prohibits the Department of Justice from expending appropriated funds to enforce federal laws that interfere with a state’s implementation of its own medical marijuana laws has been included in multiple Appropriations laws that have passed Congress. This so-called budget rider is known as the Rohrbacher-Farr Amendment. The Rohrbacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015. The Rohrbacher-Farr Amendment was extended most recently in the Omnibus Appropriations Act of 2021, which funds the agencies of the federal government through September 30, 2021 as amended by a stopgap spending measure extending the Act through September 30, 2022. Notably, the Rohrbacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Beginning with its 2019 fiscal year, the Company changed its financial reporting cycle from a 4-4-5 week reporting cycle that ends on the Saturday nearest to December 31 to a calendar reporting cycle. Accordingly, the Company’s 2019 fiscal year began on December 29, 2018 and ended on December 31, 2019.

Significant Accounting Judgments, Estimates and Assumptions

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances. Control exists when the Company has power over an investee, when the Company is exposed, or has rights, to variable returns from the investee, and when the Company has the ability to affect those returns through its power over the investee. The financial statements of entities controlled by the Company by virtue of agreements are fully consolidated from the date that control commences and deconsolidated from the date control ceases.

Investment in affiliates

The Company has investments in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. The Company determines whether such investments involve

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE and the Company is determined to be the primary beneficiary of the entity, the Company consolidates the VIE and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest.

The Company generally accounts for investments it makes in VIEs in which it has determined that it does not have a controlling financial interest but has significant influence over and holds at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for using the cost method unless the investment had a readily determinable fair value, at which it would then be reported. Investments in unconsolidated VIEs are recorded in non-current assets on the consolidated balance sheets. Income from affiliates is immaterial for the period presented.

If an entity fails to meet the characteristics of a VIE, the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if they determine that they, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

The Company assesses annually whether there is any objective evidence that its interest in associates is impaired. If impaired, the carrying value of the Company’s share of the underlying assets of associates is written down to its estimated recoverable amount (being the higher of fair value less costs of disposal, or value in use) and charged to the consolidated

Non-controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. The Company elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

Segment, geographic areas and customers information

The Company has determined that it operates in a single operating and reportable segment, the production and sale of cannabis. This is consistent with how the chief operating decision maker allocates resources and assesses performance. The Company’s products have similar characteristics due to the same raw material ingredient (cannabis), similar nature of cultivation process, the type or class of customer and the regulatory nature of the industry. Revenues from transactions with no single external customer exceed 10% of the consolidated revenues.

Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2021, 2020, and 2019. Long-lived assets located outside of the United States of America are immaterial as on December 31, 2021 and 2020.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Significant concentrations

The following table lists the states where the revenue represented 10% or more of the total revenue in the Company’s consolidated statement of operations:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Colorado	21.8%	21.3%	*
Pennsylvania	11.5%	19.5%	20.6%
California	11.5%	*	*
Massachusetts	10.3%	19.8%	39.3%
Arizona	*	*	14.8%
New York	*	*	13.0%

•	State’s revenue is not greater than or equal to 10% of the total consolidated revenue during the specific period.

Functional currency

The Canadian dollar serves as the functional currency of the Parent. All of the Company’s subsidiaries have the U.S. dollar as their functional currency. These consolidated financial statements are presented in U.S. dollars. The translation adjustment that arises as a result of the functional currency of the Parent being different than the subsidiaries is de minimis. Also, transaction gains and losses are not material.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, product and environmental liability. The Company records accruals for those loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company records a contingent gain when all of the following conditions have been met: (a) the amount to be paid to the Company is known, (b) there is no potential for appeal or reversal, and (c) collectability is reasonably assured.

Basis of measurement

These consolidated financial statements were prepared on a going concern basis, at historical cost basis except for certain financial instruments, which are measured at fair value as explained in the accounting principles below. Other measurement bases are described in the applicable notes. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires it to recognize separately from goodwill, the assets acquired and the liabilities assumed at fair value as of the acquisition date. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, estimates are inherently uncertain and subject to refinement. As a result, during the measurement

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s consolidated statements of operations. Accounting for business combinations requires the Company to make significant estimates and assumptions, especially at the acquisition date including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, customer contracts, revenue growth rate, customer ramp-up period and discount rates. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.

Restricted cash

Restricted cash primarily consists of escrow deposits related to acquisition activity and other contractual obligations.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.

Inventory is stated at the lower of cost or net realizable value, with cost determined using weighted average cost specific to each subsidiary. Cost includes costs directly related to manufacturing and distribution of the products. These costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Net realizable value is determined as the estimated average selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. At the end of each reporting period, the Company performs an assessment of inventory obsolescence and to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

Assets and liabilities held for sale

The Company classifies its long-lived assets and related liabilities to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company no longer records depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Depreciation of property and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts, considering factors such as economic and market conditions and the useful lives of assets.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Estimated Useful life
Buildings	40 years
Furniture and fixtures	5 years
Equipment	5 years
Computers and software	3 years
Leasehold improvements	Shorter of the life of the lease or economic life

The assets’ residual values, useful lives and methods of depreciation are reviewed at the end of each reporting period and adjusted prospectively if appropriate. Construction in progress is measured at cost and reflects amounts incurred for property or equipment construction or improvements that have not been placed in service. Upon completion, construction in progress will be reclassified as building or leasehold improvements depending on the nature of the assets and depreciated over the estimated useful life of the asset.

An item of equipment is de-recognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the statement of operations and comprehensive loss in the year the asset is de-recognized.

Leasehold improvements are depreciated over the terms of the leases when placed in service.

Intangible assets and goodwill

The Company records goodwill and intangible assets acquired in business combination at their fair values, which are derived primarily using market and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

discount rates depending on the asset, (5) royalty rates, (6) start-up costs, (7) customer recurring revenue rates and (8) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because the Company is required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. Additionally, if these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

Subsequent to acquisition, intangible assets are recorded at net of accumulated amortization and impairment losses, if any. Amortization of definite life intangible assets is recognized on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any, as follows:

Estimated Useful life
Licenses and Permits	10-15 years
Trademarks and Tradenames	5-10 years
Customer relationships	5-7 years

The estimated useful lives, residual values and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively.

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. The Company defines each state in which it operates as its reporting unit. Goodwill is allocated to each identified reporting unit, which is the state (one level below the operating segment).

Goodwill is not amortized and is tested for impairment at least annually or more often, if and when circumstances indicate that goodwill may be impaired. This includes but is not limited to significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Goodwill impairment test

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value.

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount in which the carrying amount exceeds the reporting unit’s fair value. The estimate of fair value requires the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The Company determines fair values for each reporting unit using the income approach, when available and appropriate, the market approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, working capital and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The Company performs an annual assessment of its goodwill as of October 1, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

Recoverability of Long-lived Assets

The Company evaluates the recoverability of its long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows.

As further discussed in Note 19, the Company conducted a quantitative impairment analysis as at October 1, 2021, using a recoverability test at the Colorado, California and Pennsylvania reporting units level. No impairment loss was recognized for long-lived assets as result of this quantitative impairment analysis.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that some portion of the tax benefit will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

recorded. If the company later realizes it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than- not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Irrespective of indemnification clauses pertaining to unrecognized tax benefits related to the Company’s acquisitions, the Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense.

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019 the Company incurred $16,255, $6,083 and $5,792, respectively in advertising and promotion costs, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Sale-leaseback transactions

From time to time, the Company may enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which the Company sells the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606.

If the transfer of the asset is deemed to be a sale at market terms, the Company recognizes the transaction price for the sale based on the cash proceeds received, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations and comprehensive loss for any difference between the carrying value of the asset and the transaction price. The Company then accounts for the leaseback in accordance with its lease accounting policy.

If the transfer of the asset is determined not to be a sale at market terms, the Company accounts for the transaction as a financing arrangement, and accordingly no equipment sale is recognized. The Company retains the historical costs of the property and the related accumulated depreciation on its books and continues to depreciate the property over the lesser of its remaining useful life or its initial lease term. The asset is presented within property and equipment, net on the consolidated balance sheets. All proceeds from these transactions are accounted for as finance obligations and presented as non-current obligation on the consolidated balance sheets. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.

Right of use assets and lease liability

The Company has entered into lease agreements for certain facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. At

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

inception of the lease agreement, the Company assesses whether the agreement conveys the right to control the use of an identified asset for a period in exchange for consideration, in which case it is classified as a lease. Each lease is further analyzed to check whether it meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company has elected not to recognize lease assets and lease liabilities for short-term leases (leases with a term of 12 months or less) and leases of low-value assets. Lease right-of-use assets, net and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date.

Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. Both operating and finance lease right of use assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a right of use asset is impaired, any remaining balance of the asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

Revenue recognition

Performance Obligations

The Company recognizes revenue from sales when it satisfies its performance obligations by transferring control of promised products to its customers, which occurs at a point in time when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products. Revenue from the Company’s retail business is recognized when the customer takes physical possession of the products, which occurs at the point of sale for merchandise purchased at the Company’s own retail stores, or upon shipment for merchandise ordered through online websites. Such revenues are recorded net of estimated returns based on historical trends.

Revenue from the Company’s wholesale business is generally recognized upon shipment of products, at which point title passes and risk of loss is transferred to the customer.

The Company’s revenues are disaggregated as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Dispensary	$376,582	$164,011	$70,580
Cultivation and wholesale	83,180	15,347	6,780
Other	318	145	99

	$460,080	$179,503	$77,459

The Company recognizes revenue in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. Revenue is recorded net of discounts and unearned revenue from

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

the Company’s loyalty programs. During the years ended December 31, 2021, 2020, and 2019, the Company netted discounts of $61,171, $19,507, $12,166 against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons. Variable consideration is estimated in the transaction price at contract inception based on current sales levels and historical experience using the expected value method, subject to constraint. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions as they become due, and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Freight revenues on all product sales, when applicable, are also recognized, on a consistent manner, at a point in time. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

The Company generates an immaterial amount of revenue from services like management fee revenues and interest on overdue amounts on the Columbia Care’s National Credit card (“CNC Cards”). Management fee revenue is recognized over time as the recipient of management services derives value from the services provided. The interest on overdue amounts on the CNC Cards is recognized as interest income over time.

During the years ended December 31, 2021, 2020, and 2019 the Company earned a revenue of $4,524, $3,476 and $2,126 from the CNC program. These revenues are included in the retail revenues mentioned above. As of December 31, 2021, 2020, and 2019 in connection with the revenues generated from the CNC card, the Company has accounts receivable of $1,173, $784, and $483, net of an allowance of bad debts of, $384, $188, and $54. These receivables are included within the line item on the consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, the Company incurred expenses of $454, $522 and $222 in connection with the administration of the CNC program. These expenses are included within the selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Interest on overdue amounts on the CNC card is immaterial.

Loyalty Points Reward Programs

In certain of its markets, the Company offers a loyalty reward program to its dispensary customers. The Company offers its customers loyalty points rewards program that allows its customers to earn discounts on future purchases. Loyalty points are earned when a qualifying purchase is made. When a customer attains a certain number of points, the customer can redeem the credits on his/her next in-store purchase, up to a certain annual minimum. Loyalty points not redeemed expire automatically after six months from the date which they were earned.

A portion of the revenue generated in a sale is allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire.

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs. The Company’s deferred income balances were $2,956 and $$2,254 as of December 31, 2021 and 2020, respectively, and were recorded within accrued expenses and other current liabilities in the

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

consolidated balance sheets. During the year ended December 31, 2021, the Company recognized $6,591 as net revenue from amounts recorded as deferred income in the earlier years. During the years ended December 31, 2020, and 2019 the company did not recognize any amount as net revenues from amounts recorded as deferred income in the earlier years. The deferred income balance as of December 31, 2021 is expected to be recognized as revenue within the next twelve months.

Accounts receivable, net

Accounts receivable consist of amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts for estimated losses. In determining the allowance, consideration includes the probability of recoverability based on historical collection experience, aging of receivables and other economic and industry factors. Certain accounts receivable may be fully reserved when the Company becomes aware of any specific collection issues.

Credit losses

The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay which may be available.

Sales taxes

Sales taxes collected from customers are excluded from revenues.

Cost of Goods Sold

Cost of goods sold includes the amounts incurred to acquire and produce inventory for sale to the Company’s customers, including costs of purchased materials, freight charges, depreciation, direct labor and other employment costs, cultivation facility costs, excise taxes and changes in reserves for obsolescence and inventory realizability.

These costs are reflected in the Company’s consolidated statements of operations and comprehensive loss when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales includes the costs associated with certain free or heavily discounted products. These incentive costs are recognized at the same time that the Company recognizes the related revenue.

Equity-based payment arrangements

The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense over the requisite service period, which generally represents the vesting period. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock, the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, whichever is most appropriate. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions such as expected term of the instrument, volatility of the

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. Expected lives are principally based on the Company’s historical exercise experience with previously issued awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

Expense for performance restricted stock awards is recognized based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service period(s).

Equity classified common stock warrants

The Company classifies certain warrants for the purchase of shares of its common stock as equity on its consolidated balance sheets as these warrants are considered indexed to the Company’s shares of Common Stock. For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance.

Convertible debt

The identification of convertible debt components is based on interpretations of the substance of the contractual arrangement and therefore requires judgement. The separation of the components affects the initial recognition of the convertible debt at issuance and the subsequent recognition of interest on the liability component. The determination of the fair value of the liability is also based on several assumptions, including contractual future cash flows, discount rates and the presence of any derivative financial instruments.

Financial instruments

The Company follows the guidance in FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

In estimating fair value, the Company uses market-observable data to the extent it is available. In certain cases where Level 1 inputs are not available the Company may engage third party qualified valuers to perform the valuation. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. In estimating fair value, the Company uses market-observable data to the extent it is available. In certain cases where Level 1 inputs are not available the Company may engage third-party qualified valuers to perform the valuation. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument to another entity. Financial assets and financial liabilities are recognized in the consolidated balance sheets at the time the Company becomes a party to the contractual provisions of the financial instrument.

Initial measurement of financial assets and financial liabilities

Financial assets and liabilities are recognized at fair value upon initial recognition plus any directly attributable transaction costs when not subsequently measured at fair value through profit or loss.

Subsequent measurement

Measurement in subsequent periods is dependent on the classification of the financial instrument. The Company classifies its financial instruments in the following categories: at fair value through profit or loss, loans and receivables, held to maturity, available for sale, and other financial liabilities.

The Company’s Level 3 financial instruments include the derivative liability associated with the convertible note payable issued to stockholders (see Note 5).

Loss on conversion of Convertible Debt

Under the terms of the Company’s Convertible Debt, the Company is permitted to offer additional incentives to the convertible debtholders as an inducement to convert their convertible debt into common shares. The additional incentive offered to the convertible debt holders is accounted for by the Company by recognizing a loss on conversion equal to the fair value of additional shares that were issued as a result of the incentive program. The difference between the net book value of the debt that is converted, and the inducement loss is credited to equity. The reduction in the derivative liability relating to the embedded conversion feature within the Convertible Debt is also credited to equity.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Accounting for Real Estate Asset Acquisitions

The Company’s real estate acquisitions are generally accounted for as asset acquisitions as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The Company records the cost of assets acquired based on the cost of the acquisition, which is the consideration the transferred to the seller(s) and generally includes direct transaction costs related to the acquisition.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance in Topic 740 beginning January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for fiscal years beginning after December 15, 2021. The Company is evaluating the impact of this update on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted the new standard on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Reclassification

Certain reclassifications have been made to conform the prior years consolidated financial statements and notes to the current year presentation. These reclassifications do not impact the gross profit, loss from operations, loss before provision for income taxes and net loss and comprehensive loss presented on the consolidated statements of operations and comprehensive loss.

3.	REVERSE TAKEOVER TRANSACTION

On November 21, 2018, CGGC entered into a merger agreement with Columbia Care LLC (the “Merger Agreement”) providing for the merger (the “Merger”) of Columbia Care LLC with a newly-formed subsidiary of CGGC. On April 26, 2019, (the “Acquisition Date”) the Company completed the merger. Under the terms of the Merger Agreement, CGGC acquired 100% of the issued and outstanding ownership interests of Columbia Care LLC in exchange for the issuance of common shares and proportionate voting shares in the capital of CGGC. Prior to the Merger, CGGC consolidated its common shares on a one for three basis and changed its name to Columbia Care Inc. Following the Merger, Columbia Care LLC became a single-member partnership, wholly owned by the Company.

While CGGC was the legal acquirer of Columbia Care LLC, the RTO has been treated as a reverse asset acquisition and consequently Columbia Care LLC was identified as the acquirer for accounting purposes. The RTO was measured at the fair value of the shares deemed to have been issued by Columbia Care LLC in order for the ownership interest in the combined entity to be the same as if the transaction had taken the legal form of Columbia Care LLC acquiring 100% of CGGC. Any difference between the fair value of the shares deemed to have been issued by Columbia Care LLC and the fair value of CGGC’s identifiable net assets acquired and liabilities assumed represents the value of the public listing received by Columbia Care LLC and was debited to equity. The identifiable assets acquired and liabilities of CGGC assumed by Columbia Care LLC were based on their respective fair values at the Acquisition Date and were paid as follows:

Net assets acquired
Cash	$120,193

Consideration paid
19,077,096 common shares held by CGGC shareholders	$111,339
5,394,945 warrants held by CGGC shareholders	19,925

$131,264
Value attributable to obtaining a listing status	$11,071

For the year ended December 31, 2019, the Company expensed $3,961 in listing costs. The fair value of the common shares and warrants included in the consideration paid of $131,264 was determined based on an independent valuation of the Company’s shares and the percentage ownership of CGGC shareholders, on a diluted basis, on the Acquisition Date. The fair value of the warrants included in the consideration paid of $19,925 was calculated using the Black-Scholes model with the following assumptions:

Expected volatility	70.00%
Expected term (years)	5.00
Expected dividends	0.00%
Risk-free interest rate	1.52%

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies.

The Company evaluated the warrants issued as a part of the purchase consideration under ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. These warrants do not have a redemption feature and are traded separately from our common shares on the NEO exchange. They can be converted into shares, on a one-for-one conversion ratio prior to their expiry on April 26, 2024, upon payment of a fixed exercise price of $10.35 (Canadian Dollars) per warrant by the warrant holder. The settlement amount is subject to change in case of certain situations like future stock split, consolidation, stock dividend etc. These variables that could affect the settlement amount would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. As the Company early adopted the provisions of ASU 2017-11 in 2018, the value of the down round provision associated with a future rights issue would be recognized only when it is activated and there is an actual reduction of the strike price or conversion feature. The Company determined that these warrants are freestanding financial instruments that qualify for the scope exemption for being accounted as derivatives. Further, the warrant agreement does not prohibit settlement in unregistered shares and it does not contain any cash-settled top-off or make-whole provisions or provisions for cash payment by the Company in case it fails to file with the SEC. The Company has an unlimited number of authorized shares and it is not required to post a collateral at any point with respect to the warrant agreement. The rights of the warrant holders do not rank higher than the rights of the shareholders. The Company therefore concluded that the warrants meet the criteria to be classified in stockholders’ equity and should be measured at fair value on the date of RTO. No changes would be required to the measurement amount or the classification unless an event that requires a reclassification of the warrants out of the equity occurs. The Company reassessed the contract classification as of December 31, 2021, 2020 and 2019, noting no changes to the classification and / or measurement.

4.	INVENTORY

Details of the Company’s inventory are shown in the table below:

	December 31, 2021	December 31, 2020
Work-in-process—cannabis in cures and final vault	$52,519	$35,368
Finished goods—dried cannabis, concentrate and edible products	41,233	18,959
Accessories and supplies	815	477

Total inventory	$94,567	$54,804

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

5.	CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	Principal outstanding
	December 31, 2021	December 31, 2020
Term debt	$69,965	$69,965
2025 Convertible Notes	74,500	—
Mortgage Note	20,000	—
2023 Convertible Notes	5,600	18,760
Acquisition related real estate notes (see note 6)	7,000	—
Acquisition related promissory notes (see note 6)	4,875	8,776
Acquisition related note payable (see note 6)	3,314	—

	185,254	97,501
Unamortized debt discount	(19,301)	(10,500)
Unamortized deferred financing costs	(5,379)	(3,079)
Unamortized debt premium	327	607

Total debt, net	160,901	84,529
Less current portion*	(1,884)	(8,439)

Long-term portion	$159,017	$76,090

*

The current portion of the debt includes scheduled payments on the term debt, mortgage note, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, debt premium and unamortized deferred financing costs.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Term debt	$31,750	$38,215	$—	$—	$—	$—	$69,965
Convertible Notes	—	5,600	—	74,500	—	—	80,100
Mortgage Note	561	540	621	659	621	16,998	20,000
Acquisition related real estate notes (see note 6)	—	2,000	5,000	—	—	—	7,000
Acquisition related promissory notes (see note 6)	1,500	1,500	1,500	375	—	—	4,875
Acquisition related note payable (see note 6)	100	105	109	113	118	2,769	3,314

	$33,911	$47,960	$7,230	$75,647	$739	$19,767	$185,254

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2021.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following table presents information about the current and long-term debt obligations of the Company for the year ended December 31, 2021:

	Balance, January 1	Borrowing	Acquisition related	Conversion	Repayments	Balance, December 31
Term debt	$69,965	$—	$—	$—	$—	$69,965
2025 Convertible Notes	—	74,500	—	—	—	74,500
Mortgage Note	—	20,000	—	—	—	20,000
2023 Convertible Notes	18,760	—	—	(13,160)	—	5,600
Acquisition related real estate notes (see note 6)	—	—	7,000	—	—	7,000
Acquisition related promissory notes (see note 6)	8,776	—	6,000	—	(9,901)	4,875
Acquisition related note payable (see note 6)	—	—	3,363	—	(49)	3,314

	$97,501	$94,500	$16,363	$(13,160)	$(9,950)	$185,254

The following table presents information about the current and long-term debt obligations of the Company for the year ended December 31, 2020:

	Balance, January 1	Borrowing	Acquisition related	Balance, December 31
Term debt	$—	$69,965	$—	$69,965
2023 Convertible Notes	—	18,760	—	18,760
Acquisition related promissory notes (see note 6)	—	—	8,776	8,776

	$—	$88,725	$8,776	$97,501

2025 Convertible Notes

On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74,500.

The 2025 Convertible Notes are senior secured obligations of the Company and will accrue interest payable semiannually in arrears and mature on June 29, 2025, unless earlier converted, redeemed or repurchased. The 2025 Convertible Notes shall be convertible, at the option of the holder, from the date of issuance until the date that is 10 days prior to their maturity date into common shares of the Company at a conversion price equal to US$6.49 payable on the business day prior to the date of conversion, adjusted downwards for any cash dividends paid to holders of Common Shares and other customary adjustments. The Company may redeem the Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or the NEO Exchange for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120.0% of the conversion price of the Notes at a Redemption Price equal to 100.0% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued but unpaid interest, if any, up to but excluding the Redemption Date.

The 2025 Convertible Notes require interest-only payments until June 29, 2025, at a rate of 6.0% per annum, payable semi-annually in June and December and commencing in December 2021. The 2025

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Convertible Notes are due in full on June 29, 2025. The Company incurred financing costs of $3,190 in connection with the 2025 Convertible Notes. The principal amount of the 2025 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2025 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2025 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $15,099 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2025 Convertible Notes.

2023 Convertible Notes

On June 19, 2020, the Company completed the first tranche of an offering of senior secured convertible notes (“Convertible Notes”) for an aggregate principal amount of $12,800. During July 2020, the Company completed subsequent tranches for an aggregate principal amount of $5,960.

The Convertible Notes can be exchanged into Common Shares at a conversion price of $3.79 (Canadian Dollars). For the purposes of determining the number of Common Shares issuable upon conversion of the Convertible Notes, the principal amount of the Convertible Notes surrendered for conversion shall be deemed converted from U.S. Dollars into Canadian Dollars, using the end-of-day exchange rate published by the Bank of Canada on the date immediately preceding the date that the Convertible Note is surrendered for conversion. The Convertible Notes require interest-only payments until December 19, 2023, at a rate of 5.0% per annum, payable semi-annually on June 30 and December 31 commencing on December 31, 2020. The Convertible Notes are due in full on December 19, 2023. The Company incurred financing costs of $175 in connection with issuance of the Convertible Notes.

The Company determined that the Convertible Notes represent an obligation to issue a variable number of shares for a variable amount of liability, as the amount of the liability to be settled depends on the applicable foreign exchange rate at the date of settlement. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations. Upon initial recognition, the Company recorded a derivative liability of $5,364 within other long-term liabilities in the consolidated balance sheets and a corresponding debt discount, reflected as a reduction to the carrying value of the Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2023 Convertible Notes.

Conversion of Convertible notes

In April 2021, the Company offered an incentive program to the holders of the Convertible Notes, pursuant to which, the Company would issue to each noteholder that surrendered its Convertible Notes for conversion

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

on or before May 28, 2021, 20 Common Shares of the Company on a private placement basis for each one-thousand US dollars aggregate principal amount of Convertible Notes surrendered for conversion. Pursuant to this incentive program, 4,550,139 shares were issued upon of conversion of $13,160 of Convertible Notes. These conversions resulted in recognition of a loss on conversion of $1,580, write down of derivative liability, debt discount and debt amortization of $12,127, $2,855 and $93, respectively and a corresponding credit to paid in capital of $23,919. Convertible note holders of $5,600 of the convertible debt issued in 2020 did not convert their debt into Common Shares and as of September 30, 2021, $5,600 of the convertible debt issued in 2020 was still outstanding.

Embedded derivative in 2025 Convertible Notes and 2023 Convertible Notes

The fair value of the embedded derivative was calculated on the date of issuance and at the end of each reporting period using a Monte Carlo simulation model with the following assumptions:

	December 31, 2021	June 29, 2021	December 31, 2020	June 19, 2020
Expected volatility	63.8%	64.6%	80.0%	80.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (years) for 2025 Convertible Debt	3.5	4.0	—	—
Risk-free interest rate for 2025 Convertible Debt	1.1%	0.8%	—	—
Expected term (years) for 2023 Convertible Debt	2.0	—	3.0	3.5
Risk-free interest rate for 2023 Convertible Debt	0.9%	—	0.3%	0.3%

During the year ended December 31, 2021 and 2020, the Company recognized a gain on remeasurement of the derivative of $13,286 and an expense on remeasurement of the derivative of $11,745, which is recorded as other expense (income) in the consolidated statement of operations, respectively.

Mortgage

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property and carries interest at a rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments, of $138 each and a final balloon payment due on January 1, 2027, which is currently estimated at $16,998. In connection with this Mortgage, the Company incurred financing costs of $655.

Term debt

On March 31, 2020 and April 23, 2020, the Company completed the first and second tranches of a private placement of notes (“Private Notes”) for an aggregate principal amount of $14,250 and $1,000, respectively. The Private Notes required interest-only payments through March 30, 2024, at a rate of 9.9% per annum, payable semi-annually on March 31 and September 30 commencing on September 30, 2020. The Private Notes were due in full on March 30, 2024. In connection with the first and second tranche offerings of the Private Notes, the Company issued 1,723,250 common share purchase warrants at an exercise price of $3.10 (Canadian Dollars).

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

On May 14, 2020, the Company completed a private placement of an aggregate of 19,115 senior secured first-lien note units (the “May Units”) for aggregate gross proceeds of $19,115, each May Unit being comprised of (i) $1,000 principal amount of 13.0% senior secured first-lien notes (“Notes”) and (ii) 120 Common Share purchase warrants (the “May Warrants”) with an exercise price of $2.95 (Canadian Dollars) per underlying Common Share (the “May Private Placement”). Concurrent with the closing of the May Private Placement, the Private Notes were exchanged for Notes. In addition, holders of Private Notes were issued additional 130,388 May Warrants with an exercise price of $2.95 (Canadian Dollars).

On July 2, 2020, the Company completed a second private placement of an aggregate of 4,000 units (the “July Units”) for aggregate gross proceeds of $4,000, each July Unit being comprised of (i) $1,000 Notes and (ii) 75 Common Share purchase warrants (the “July Warrants”) with an exercise price of $4.53 (Canadian Dollars) per underlying Common Share.

On October 29, 2020, November 10, 2020 and November 27, 2020, the Company completed private placements of an aggregate of 20,000, 8,400 and 3,000 units (the “Early November Units”), respectively, for aggregate gross proceeds of $32,054, each unit being comprised of (i) $1,000 Notes and (ii) 60 Common Share purchase warrants (the “Fall Warrants” and together with the May Warrants and July Warrants, the “Warrants”) with an exercise price of $5.84 (Canadian Dollars) per underlying Common Share.

On November 30, 2020, the Company completed another private placement of an aggregate of 200 units the “Late November Units” and together with the May Units, the July Units and the Early November Units, the “Units”), respectively for aggregate gross proceeds of $200, each unit being comprised of (i) $1,000 Notes and (ii) 125 Fall Warrants.

At the option of the holder, each Warrant can be exchanged for one Common Share. The Warrants expire on May 14, 2023.

The Notes require interest-only payments through May 14, 2023, at a rate of 13.0% per annum, payable semi-annually on May 31 and November 30, which commenced on November 30, 2020. The Notes are due in full on May 15, 2023. The Company incurred financing costs of $3,373 in connection with the issuance of these Notes. The Notes contain customary terms and conditions, representations and warranties, and events of default.

Upon initial recognition, the Company recorded $6,298 to equity reserves, reflecting the fair value of the warrants issued, with a corresponding reduction to the carrying value of the Notes. The debt discount will be amortized to interest expense over the term of the notes using the effective interest method.

The fair value of the warrants included in the private placement were calculated using a Black-Scholes model on the date of issuance with the following assumptions:

Expected volatility	80.0%
Expected term (years)	3.0
Expected dividends	0.0%
Risk-free interest rate	0.5%

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies.

Term debt—Real Estate

In January 2016, the Company entered into a loan and security agreement (the “Agreement”) with various individuals for loans in the aggregate amount of $10,000. The Agreement had a stated interest rate of 7.0%

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

with a maturity date of January 25, 2019. The aggregate principal amount of the loans per an amendment dated March 31, 2017 was increased from $10,000 to $12,000.

The loans could be prepaid prior to the second anniversary of the closing date with the consent of such lenders. At any time on and following the second anniversary of the closing date, the loans could be prepaid in whole or in part not less than three business days’ prior written notice to the lenders. The loans were collateralized by various real estate holdings of the Company.

In January 2019, principal in the amount of $2,500 and accrued interest in the amount of $37 was converted into 27,561 common units and the remaining outstanding principal of $1,295 was repaid.

Working Capital Loan

In July 2016, the Company obtained a working capital loan of $950 from various lenders (the “Working Capital Loan”). The Working Capital Loan had a stated interest rate of 10.0% and a maturity date of July 11, 2019. The Working Capital Loan was unsecured. Interest was paid in cash arrears commencing on July 31, 2018 and on each quarterly anniversary thereafter. The Company was permitted to prepay the loans, in whole or in part, upon not less than three business days prior with written notice.

The Company repaid $650 to various lenders in December 2018. The remaining $300 was paid in January 2019.

Interest and amortization expense

Total interest and amortization expense on the Company’s debt obligations for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense	$19,370	6,193	$86
Amortization of debt discount	4,921	1,766	1
Amortization of debt premium	(280)	(47)	—
Amortization of debt issuance costs	1,502	468	—
Other interest (expense) income, net	(779)	(3,510)	(1,328)

Total interest expense	$24,734	$4,870	$(1,241)

The weighted average interest rate on the Company’s indebtedness was 9.7%.

February 2022 Private Placement

On February 3, 2022, Columbia Care closed a private placement of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250 in cash. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% Term Debt, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

As binding commitments to exchange the 13.0% Term Debt were received subsequent to December 31, 2021 and as the premium and unpaid interest were paid out of the funds raised from the February 2022 Private Placement, the Company has classified the 13.0% Term Debt as a non-current liability as at December 31, 2021.

6.	ACQUISITIONS

(a)	Green Leaf Medical

On June 11, 2021, the Company acquired (the “Green Leaf Transaction”) a 100% ownership interest in Green Leaf Medical, LLC (“Green Leaf”). On July 7, 2021, the Company acquired (“the Green Leaf-Ohio Transaction”) a residual 49% ownership interest (constituting 949,379 Common Shares) in Green Leaf Medical of Ohio II, LLC (“Green Leaf-Ohio”).

Green Leaf was formed in April 2014 for the purpose of selling medicinal and recreational cannabis products in the states of Maryland, Pennsylvania, Ohio, and Virginia. Green Leaf owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the states of Maryland, Pennsylvania, Ohio, and Virginia. The Company executed the Green Leaf Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and enter, or expand in the Maryland, Pennsylvania, Ohio, and Virginia markets.

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Green Leaf:

	As previously reported	Measurement period adjustments	As adjusted
Consideration transferred
Cash consideration	$62,796	$—	$62,796
Less working capital adjustment	(2,011)	37	(1,974)
Closing shares	125,729	93	125,822
Milestone shares after closing (contingent consideration)	125,230	(27,816)	97,414

Total unadjusted purchase price	311,744	(27,686)	284,058
Less: Cash and cash equivalents acquired	(30,779)	—	(30,779)

Total purchase price, net of cash and cash equivalents acquired	$280,965	$(27,686)	$253,279

Equity purchase consideration comprised 44,848,416 Common Shares which were issued during the year ended December 31, 2021.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash and cash equivalents acquired:

	As previously reported	Measurement period adjustments	As adjusted
Purchase price allocation
Assets acquired:
Accounts receivable	$4,660	$(295)	$4,365
Inventory	13,659	4,204	17,863
Prepaid expenses and other current assets	31,687	(509)	31,178
Property and equipment	52,070	166	52,236
Right of use assets	1,876	—	1,876
Goodwill	164,004	(62,269)	101,735
Intangible assets	142,858	81,477	224,335
Accounts payable	(4,080)	—	(4,080)
Accrued expenses and other current liabilities	(22,597)	(21)	(22,618)
Note payable	(2,344)	256	(2,088)
Lease liabilities	(1,876)	—	(1,876)
Other long-term liabilities	(62,161)	(3,533)	(65,694)
Deferred tax liabilities	(36,791)	(47,162)	(83,953)

Consideration transferred	$280,965	$(27,686)	$253,279

The fair value of the acquired assets and liabilities are provisional pending receipt of the final valuations for those assets and liabilities.

On June 11, 2021, prepaid expenses and other current assets consisted of tenant improvement receivable of $28,424. After its acquisition, Green Leaf undertook the construction and build out of its cultivation site and received reimbursement of $27,115. As of December 31, 2021, tenant receivable is $1,308.

The purchase price allocations for the Green Leaf Transaction reflect various fair value estimates and analyses relating to the determination of fair values of certain tangible and intangible assets and liabilities acquired and residual goodwill. The purchase price allocations for the Green Leaf Transaction reflect various fair value estimates and analyses, which are subject to change within the respective measurement periods. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired during the measurement periods. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s condensed consolidated financial statements, and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

The contingent consideration, payable in Common Shares (the “Milestone Shares”) of the Company, was estimated considering certain metrics as of the June 11, 2021 acquisition date, subject to the terms and conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company in connection with the Green Leaf Transaction. The fair value of the contingent consideration was estimated using a probability weighted expected return method (“PWERM”). This fair value measurement was based on significant inputs that are not observable in the market, and represent a level 3 fair value measurement, including those relating to discount factors and probabilities of achievement of the related

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

milestones. Discounts of 23.44% and 38.76% were applied to the August 15, 2022 and 2023 earn out cash flows, respectively, to derive an aggregate discounted probability-adjusted earn out. The Company then applied a discount for lack of marketability rate of 15% to arrive at the net fair value of contingent consideration. An estimated range of outcomes has been deemed indeterminable by the Company.

Based on the financial results for the year ended December 31, 2021, the Company remeasured the contingent consideration at fair value and recorded a net gain of $59,362 within other expense, net in the condensed consolidated statements of operations and comprehensive loss.

The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

For leases acquired, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

The goodwill arising from the Green Leaf Transaction consists of expected synergies from combining operations of the Company and Green Leaf, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

Green Leaf’s state licenses, trade name and wholesale customers represented identifiable intangible assets acquired in the amounts of $153,746, $21,375 and $49,214, respectively, which were determined to have definite useful lives of 10, 5 and 7 years respectively.

As a part of this acquisition, the Company acquired a note payable issued in March 2018 for the purchase of real property. This note payable matures in April 2038 and bears interest at a rate of 4.0% per annum with monthly payments of principal and interest of $19,266 (discount is based on imputed interest rate of 13.25%) and is secured by the underlying real property.

In conjunction with the Green Leaf Transaction, the Company expensed $830 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive loss.

$74,545 of revenue and $12,997 of net income of Green Leaf have been included in the condensed consolidated statement of operations for the year ended December 31, 2021, respectively.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Unaudited supplemental pro-forma information

Had the acquisition of Green Leaf been completed on January 1, 2020, the Company’s pro forma results of operations for the year ended December 31, 2021 and 2020 would have been as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$512,006	$257,128
Net income attributable to shareholders	(131,950)	(85,873)
Earnings attributable to shares (basic and diluted)	(0.36)	(0.31)
Weighted-average number of shares used in earnings per share—basic and diluted	368,683,785	277,311,971

The pro forma financial information which gives effect to certain transaction accounting adjustments, including amortization of acquired intangibles is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2020, nor is it necessarily indicative of future operating results.

(b)	Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”).

Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The Option is exercisable by the Company on or after January 1, 2022 through April 1, 2022, but cannot be exercised until the Company has sold its current TGS Longmont location (see Note 20). The Company is in process of finding a buyer for its current TGS Longmont location, and expects to close on its sale, and then exercise its option to purchase Medicine Man Longmont during the second quarter of 2022. The Company has recorded the Option as an intangible asset as of the November 1, 2021 closing date, at its estimated fair value of $5,899, which represents the ultimate purchase price associated with the underlying property, since the time period to exercise the Option is short and given the certainty expressed by management to exercise the Option.

As of December 31, 2021, TGS Longmont is reflected within assets held for sale on the Company’s consolidated balance sheet.

Medicine Man was formed in 2010 for the purpose of selling medicinal and recreational cannabis products in the state of Colorado. Medicine Man owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the state of Colorado. The Company executed the Medicine Man Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and enter, or expand in the Colorado market.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Medicine Man:

Consideration transferred
Cash consideration	$7,240
Closing shares	23,955
Milestone shares after closing (contingent consideration)	3,664
Purchase option obligation	5,899

Total unadjusted purchase price	40,758
Working capital adjustment	127

Total adjusted purchase price	40,885

Less: Cash and cash equivalents acquired	(1,250)

Total purchase price, net of cash and cash equivalents acquired	$39,635

Equity purchase consideration comprised 5,840,229 Common Shares of which 4,857,184 were issued in November 2021.

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash and cash equivalents acquired:

Purchase price allocation
Assets acquired:
Inventory	$3,611
Prepaid expenses and other current assets	397
Option deposit	5,899
Property and equipment	1,498
Right of use assets	818
Goodwill	9,908
Intangible assets	30,370
Accounts payable	(696)
Accrued expenses and other current liabilities	(1,910)
Lease liabilities	(1,438)
Deferred tax liabilities	(8,822)

Consideration transferred	$39,635

The purchase price allocations for the Medicine Man Transaction reflect various fair value estimates and analyses relating to the determination of fair values of certain tangible and intangible assets and liabilities acquired and residual goodwill. The purchase price allocations for the Medicine Man Transaction reflect various fair value estimates and analyses, which are subject to change within the respective measurement periods. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired during the measurement periods. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements, and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The contingent consideration, payable in Common Shares (the “Milestone Shares”) of the Company, was estimated considering certain metrics as of the November 1, 2021 acquisition date, subject to the terms and conditions set forth in the Merger Agreement entered into by the Company in connection with the Medicine Man Transaction. The fair value of the contingent consideration was determined upon acquisition.

The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

For leases acquired, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

The goodwill arising from the Medicine Man Transaction consists of expected synergies from combining operations of the Company and Medicine Man, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

Medicine Man’s state licenses and trademarks represented identifiable intangible assets acquired in the amounts of $26,900 and $3,470 respectively, which were determined to have definite useful lives of 10 and 5 years respectively.

The fair value of the acquired assets and liabilities are provisional pending receipt of the final valuations for those assets and liabilities.

In conjunction with the Medicine Man Transaction, the Company expensed $1,099 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

$4,734 of revenue and $536 of net income of Medicine Man have been included in the consolidated statement of operations for the three and twelve months ended December 31, 2021, respectively.

(c)	The Healing Center San Diego (THCSD)

On January 6, 2021, the Company acquired a 100% ownership interest in The Healing Center of San Diego, Inc. (“THCSD”).

THCSD was formed in 2016 for the purpose of selling recreational and related cannabis products in San Diego, California, where it owns and operates a dispensary. The Company executed the THCSD Transaction in order to continue to grow revenues; expand its dispensaries; and penetrate the San Diego market.

The aggregate purchase price for the THCSD Transaction, being $14,115 consisted of; $3,425 in cash consideration, $5,718 in promissory notes (“Closing Promissory Notes”) and $4,972 in equity purchase consideration (“Closing Shares”). Equity purchase consideration comprised 971,541 Common Shares which were issued on January 6, 2021. The Closing Promissory Notes were issued with a debt discount of $282 and require sixteen quarterly payments of $375 of principal, plus accrued and unpaid interest thereon at a rate of 8.0% per annum, beginning on April 6, 2021, through maturity on December 16, 2024.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for the THCSD Transaction:

	As previously reported	Measurement period adjustments	As adjusted
Consideration transferred
Cash consideration	$3,425	$—	$3,425
Closing promissory notes	5,718	—	5,718
Closing Shares	4,972	—	4,972

Total unadjusted purchase price	14,115	—	14,115
Less: Cash and cash equivalents acquired	(698)	—	(698)

Total purchase price, net of cash and cash equivalents acquired	$13,417	$—	$13,417

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash assumed:

	As previously reported	Measurement period adjustments	As adjusted
Purchase price allocation
Assets acquired:
Inventory	$597	$—	$597
Prepaid expenses and other current assets	91	—	91
Property and equipment	619	—	619
Right of use assets	635	—	635
Goodwill	4,303	349	4,652
Intangible assets	10,987	—	10,987
Other long term assets	—	466	466
Accounts payable	(133)	—	(133)
Accrued expenses and other current liabilities	(260)	—	(260)
Lease liabilities	(635)	—	(635)
Deferred tax liabilities	(2,787)	(349)	(3,136)
Other long term liability	—	(466)	(466)

Consideration transferred	$13,417	$—	$13,417

The fair value of the acquired assets and liabilities is provisional pending receipt of the final valuations for these assets and liabilities. The purchase price allocation for the THCSD Transaction reflects various fair value estimates and analyses, which are subject to change within the respective measurement periods. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at each acquisition date during the measurement periods. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements, and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

For leases acquired, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

The goodwill arising from the THCSD Transaction consists of expected synergies from combining operations of the Company and THCSD, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

THCSD’s state licenses and trade name represented identifiable intangible assets acquired in the amounts of $9,181 and $1,806, respectively, which were each determined to have a definite useful life of 10 years.

In conjunction with the THCSD Transaction, the Company expensed $85 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s statement of comprehensive income. THCSD’s acquisition-related costs in the amount of $198 were expensed in THCSD’s pre-acquisition consolidated financial statements.

$11,814 of revenue and $976 of net income of THCSD have been included in the consolidated statement of operations for the year ended December 31, 2021.

(d)	Project Cannabis

On December 1, 2020, the Company acquired (the “Project Cannabis Transaction”) a 100% ownership interest in Resource Referral Services Inc., PHC Facilities Inc. and Wellness Earth Energy Dispensary, Inc., and acquired a 49.9% ownership interest in Access Bryant SPC (collectively, “Project Cannabis”).

Project Cannabis was formed in August 2014 for the purpose of selling medicinal and recreational cannabis products in the state of California, on both a wholesale and retail basis. Project Cannabis owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the state of California. The Company executed the Project Cannabis Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and penetrate the California market.

The aggregate purchase price for the Project Cannabis Transaction, being $39,029 (the “Transaction Price”) consisted of $35,273 in equity purchase consideration (“Closing Shares”), $3,400 of deferred stock payments (“Deferred Stock Consideration”), and a working capital adjustment of $584. Purchase consideration comprised 15,713,867 common shares, of which, 1,528,881 are subject to a lock-up period of eighteen months following the date of issuance, for the purpose of funding any potential indemnification obligations of the seller. In accordance with the terms of the purchase agreement, if Project Cannabis fails to achieve a certain level of performance after acquisition, the Company is entitled to a partial refund of the shares already issued. As of December 31, 2021, based on management estimates, the Company is entitled to receive a refund of 2,992,530 shares. The resultant contingent gain of $8,524 will be recognized as income in future periods when all contingencies relating to collectability, payment and timing have been resolved.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

In May 2021, the Company finalized the working capital on the Project Cannabis transaction. This resulted in issuance of an additional 178,619 Common Shares to the sellers and recording of additional purchase consideration of $228 to goodwill.

As a part of the Project Cannabis Transaction, the Company was also granted an option to acquire two real estate properties in California for total consideration of $16,500 comprising $9,500 of cash and the assumption of debt of $7,000. In June 2021, the Company exercised the option. The debt comprises of one interest-only real estate loan of $5,000 with a maturity date in July 2024 that requires monthly interest payments at 6%, and another interest-only real estate loan of $2,000 with a maturity date in July 2023 that requires monthly interest payments at 10%.

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Project Cannabis:

Consideration transferred
Closing Shares	$35,273
Deferred stock payments	3,400

Total unadjusted purchase price	38,673
Working capital adjustment	584

Total adjusted purchase price	39,257

Less: Cash acquired	(877)

Total purchase price	$38,380

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash assumed:

Purchase price allocation
Assets acquired:
Accounts receivable	$1,568
Inventory	2,795
Prepaid expenses and other current assets	699
Property and equipment	632
Right of use assets	1,587
Long-term deposits	38
Goodwill	23,520
Intangible assets	18,020
Other non-current assets	5,221
Accounts payable	(121)
Accrued expenses and other current liabilities	(3,431)
Lease liabilities	(1,587)
Deferred tax liability	(5,340)
Other long-term liabilities	(5,221)

Consideration transferred	$38,380

The purchase price allocations for the Project Cannabis Transaction reflects various fair value estimates and analyses relating to the determination of fair value of certain tangible and intangible assets acquired and residual goodwill. The Company determined the estimated fair value of the acquired working capital, and

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

For leases acquired, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

The goodwill arising from the Project Cannabis Transaction consists of expected synergies from combining operations of the Company and Project Cannabis, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill will be deductible for tax purposes.

Project Cannabis’ state licenses, trade name and wholesale customers represented identifiable intangible assets acquired in the amounts of $10,356, $4,411 and $3,253, respectively, which were determined to have definite useful lives of 10, 5 and 5 years, each respectively.

In conjunction with the Project Cannabis Transaction, the Company expensed $584 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

Since the closing date of the Project Cannabis Transaction, $32,848 and $2,714 of revenue and $2,745 of net loss and $2,176 of net income of Project Cannabis have been included in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 and December 31, 2020, respectively.

(e)	The Green Solution

On September 1, 2020, the Company acquired (the “TGS Transaction”) a 100% ownership interest in TGS Global, LLC (“TGS Global”), TGS Colorado Management, LLC, The Green Solution LLC, Rocky Mountain Tillage, LLC, and Infuzionz, LLC and Beacon Holdings, LLC (collectively, “TGS”).

TGS Global was formed in October 2010 for the purpose of selling medicinal and recreational cannabis products in the state of Colorado. TGS Global owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the state of Colorado. The Company executed the TGS Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and enter the Colorado market.

The aggregate purchase price for the TGS Transaction, being $143,581 consisted of $200 in cash consideration, $8,170 in promissory notes (“TGS Closing Promissory Notes”), $108,766 in equity purchase consideration (“Closing Shares”), and contingent consideration (“Milestone Shares”) of $26,445. Equity purchase consideration comprised 33,222,900 Common Shares of which 32,955,987 were issued on September 1, 2020 and the remaining 266,913 Common Shares were issued during the fourth quarter of 2020.

The TGS Closing Promissory Notes were issued with a debt discount of $606 and require monthly interest payments at a rate of 9.0% per annum. The TGS Closing Promissory Notes require principal payments of $3,750, $3,750 and $1,276 on January 1, 2021, April 1, 2021 and July 1, 2021, respectively. During the year ended December 31, 2021, the Company repaid the TGS Closing Promissory Notes in full. As of

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

December 31, 2021, the Company did not have any outstanding amounts of principal or interest on the TGS Closing Promissory Notes.

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for TGS:

Consideration transferred
Cash consideration	$200
Closing promissory notes	8,170
Closing Shares	108,766
Milestone Shares after closing (contingent consideration)	26,445

Total unadjusted purchase price	143,581
Less: Cash and cash equivalents acquired	(3,203)

Total purchase price, net of cash and cash equivalents acquired	$140,378

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash assumed:

Purchase price allocation
Assets acquired:
Accounts receivable	$367
Inventory	10,700
Prepaid expenses and other current assets	796
Property and equipment	11,838
Right of use assets	81,206
Long-term deposits	2,174
Goodwill	114,467
Intangible assets	70,267
Accounts payable	(5,204)
Accrued expenses and other current liabilities	(15,408)
Note payable	(16,855)
Lease liabilities	(95,954)
Deferred tax liabilities	(18,016)

Consideration transferred	$140,378

The purchase price allocations for the TGS Transaction reflects various fair value estimates and analyses relating to the determination of fair values of certain tangible and intangible assets acquired and residual goodwill.

The contingent consideration, payable in Common Shares (the “Milestone Shares”) of the Company, was estimated considering certain metrics for the year ended December 31, 2020, subject to the terms and conditions set forth in the Membership Interest Purchase Agreement (“MIPA”) entered into by the Company in connection with the TGS Transaction. The fair value of the contingent consideration was estimated by an independent valuation firm, based upon management’s projections of revenue and EBITDA margin, by applying a probability weighted expected return method (“PWERM”) analysis. This fair value measurement was based on significant inputs that are not observable in the market, and represent a level 3 fair value measurement, including those relating to discount factors and probabilities of achievement of the related

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

milestones. A 15% discount was applied, to derive a discounted probability-adjusted earnout of $28,133. The Company then applied a discount for lack of marketability rate of 6% for a net fair value of contingent consideration of $26,445. An estimated range of outcomes has been deemed indeterminable by the Company.

During the year ended December 31, 2021 and December 31, 2020, the Company remeasured the contingent consideration at its fair value. This resulted in an additional accrual of $690,415 and $21,757 of contingent consideration, with a corresponding debit to the other (expense) income, net. During the year ended December 31, 2021, the Company issued 7,234,266 Milestone Shares to the sellers in full settlement of the contingent consideration.

The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

For leases acquired, the Company measured the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease at the acquisition date. The Company measured the right-of-use asset at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

The goodwill arising from the TGS Transaction consists of expected synergies from combining operations of the Company and TGS, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill will be deductible for tax purposes.

The TGS’ state licenses, trade name and wholesale customers represented identifiable intangible assets acquired in the amounts of $41,602, $28,632 and $33, respectively, which were determined to have definite useful lives of 10, 10 and 5 years, each respectively.

In conjunction with the TGS Transaction, the Company expensed $916 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

Since the closing date of the TGS Transaction, $100,308 and $38,166 of revenue and $10,146 of net loss and $11,937 of net income of TGS have been included in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 and 2020, respectively.

Unaudited supplemental pro-forma information

Had the acquisition of TGS been completed on January 1, 2019, the Company’s pro forma results of operations for the years ended December 31, 2020 and 2019 would have been as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Revenue	$241,976	$153,186
Net loss attributable to shareholders	(100,986)	(112,676)
Earnings attributable to shares (basic and diluted)	(0.38)	(0.45)
Weighted-average number of shares used in earnings per share—basic and diluted	262,390,801	250,619,406

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The pro forma financial information which gives effect to certain transaction accounting adjustments, including amortization of acquired intangibles is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2019, nor is it necessarily indicative of future operating results.

(f)	CannAscend

On October 25, 2018, the Company, CannAscend Alternative, LLC (“CAA”), and CannAscend Alternative Logan, LLC (“CAA Logan”) entered into a Membership Interest Purchase Option Agreement (the “CannAscend Option Agreement”). CAA and CAA Logan are both Ohio-based limited liability companies that operate four dispensaries (collectively the “Target Companies”). The Company closed the acquisition on July 1, 2021.

The price paid by the Company for the CannAscend Option Agreement was approximately $4,124 (“CannAscend Option Deposit”) and it was recorded as long-term deposits on the consolidated statement of financial position at December 31, 2020. Based on the Company’s exercise of the CannAscend Option, the Company paid a purchase price of $14,150.

As part of the CannAscend Option Agreement, the Company had deposited money into an escrow account. As of December 31, 2020, the escrow deposit account had a balance of $10,026 which was recorded as other non-current assets on the consolidated statement of financial position for the year ended December 31, 2020. Funds from the escrow account were released upon the closure of this acquisition.

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for the CannAscend Transaction:

	As previously reported	Measurement period adjustments	As adjusted
Consideration transferred
Cash consideration	$10,026	$—	$10,026
CannAscend deposit	4,124	—	4,124

Total unadjusted purchase price	14,150	—	14,150
Less: Cash and cash equivalents acquired	(973)	—	(973)

Total purchase price, net of cash and cash equivalents acquired	$13,177	$—	$13,177

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Recognized amounts of identifiable assets acquired, and liabilities assumed, less cash assumed:

	As previously reported	Measurement period adjustments	As adjusted
Purchase price allocation
Assets acquired:
Inventory	$2,186	$—	$2,186
Prepaid expenses and other current assets	175	—	175
Property and equipment	8,787	—	8,787
Intangible assets	22,300	619	22,919
Accounts payable	(695)	—	(695)
Accrued expenses and other current liabilities	(1,695)	—	(1,695)
Notes and interest receivable	(12,358)	—	(12,358)
Deferred tax liabilities	(5,523)	(619)	(6,142)

Consideration transferred	$13,177	$—	$13,177

The fair value of the acquired assets and liabilities is provisional pending receipt of the final valuations for these assets and liabilities.

Since the closing date of the CannAscend Transaction, $15,391 of revenue and $1,586 of net income of CannAscend have been included in the condensed consolidated statement of operations for the year ended December 31, 2021.

(g)	Corsa Verde

On May 4, 2021, the Company acquired Corsa Verde, LLC (“Corsa Verde”). The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Corsa Verde:

	As previously reported	Measurement period adjustments	As adjusted
Consideration transferred
Closing Shares	$1,500	$—	$1,500
Note receivable	2,769	—	2,769
Interest receivable	200	—	200
Deposits	125	—	125
Restricted cash	498	—	498
Total unadjusted purchase price	5,092	—	5,092
Less: Cash acquired	(27)	—	(27)

Total purchase price	$5,065	$—	$5,065

Included within the consideration was a convertible promissory note (the “Convertible Note”) in the amount of $1,500. This Convertible Note was converted into shares of Company’s common stock calculated by dividing the principal amount of the Convertible Note by the volume weighted average trading price of the

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Company common stock on the NEO Exchange for the 5 days preceding the closing date of the transactions contemplated by the Corsa Verde Purchase Agreement.

The preliminary purchase price allocation is as follows:

	As previously reported	Measurement period adjustments	As adjusted
Purchase price allocation
Assets acquired:
Accounts receivable	$181	$—	$181
Inventory	304	58	362
Property and equipment	1,250	—	1,250
Intangible assets	4,812	103	4,915
Accounts payable	(319)	—	(319)
Accrued expenses and other current liabilities	(5)	—	(5)
Deferred tax liabilities	(1,158)	(161)	(1,319)

Consideration transferred	$5,065	$—	$5,065

Intangible assets consist of licenses which are determined to have a definite useful life of 10 years.

The fair value of the acquired assets and liabilities are provisional pending receipt of the final valuations for these assets.

Revenues of $301 and a net loss of $835 of Corsa Verde have been included in the condensed interim consolidated statement of operations for the year ended December 31, 2021.

7.	PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	December 31, 2021	December 31, 2020
Land and buildings	$113,736	$3,757
Furniture and fixtures	8,564	6,970
Equipment	36,052	22,955
Computers and software	2,914	1,986
Leasehold improvements	145,259	98,380
Construction in process	86,326	11,338

Total property and equipment, gross	392,851	145,386
Less: Accumulated depreciation	(53,159)	(30,986)

Total property and equipment, net	$339,692	$114,400

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

	December 31, 2021	December 31, 2020	December 31, 2019
Total depreciation expense for the year ended	$22,325	$14,891	$8,148
Included in:
Costs of sales related to inventory production	12,853	8,840	4,738
Selling, general and administrative expenses	9,472	6,051	3,410

A reconciliation of the beginning and ending balances of property and equipment are summarized in the tables below:

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2020	$3,757	$6,970	$22,955	$1,986	$98,380	$11,338	$145,386
Additions	62,122	839	8,449	603	32,864	80,032	184,909
Business acquisitions	47,857	194	3,586	233	11,161	1,360	64,391
Disposals	—	—	(695)	—	—	(100)	(795)
Transferred to assets held for sale	—	—	—	—	(1,040)	—	(1,040)
Other transfers	—	561	1,757	92	3,894	(6,304)	—

Balance, December 31, 2021	$113,736	$8,564	$36,052	$2,914	$145,259	$86,326	$392,851

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2020	$(202)	$(1,626)	$(7,194)	$(664)	$(21,300)	$—	$(30,986)
Depreciation	(786)	(1,411)	(5,393)	(544)	(14,191)	—	(22,325)
Disposals	—	—	152	—	—	—	152
Transferred to assets held for sale	—	—	—	—	—	—	—

Balance, December 31, 2021	$(988)	$(3,037)	$(12,435)	$(1,208)	$(35,491)	$—	$(53,159)

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2019	$4,055	$3,121	$13,596	$1,273	$56,900	$41,740	$120,685
Additions	2,766	1,087	2,517	556	12,297	10,577	29,800
Business acquisitions	23	1,466	1,923	219	8,191	648	12,470
Transferred to assets held for sale	—	(55)	(376)	(132)	(3,835)	—	(4,398)
Disposals	(3,093)	—	(429)	—	(1,714)	(7,935)	(13,171)
Transfers	6	1,351	5,724	70	26,541	(33,692)	—

Balance, December 31, 2020	$3,757	$6,970	$22,955	$1,986	$98,380	$11,338	$145,386

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2019	$(154)	$(721)	$(3,410)	$(321)	$(12,045)	$—	$(16,651)
Depreciation	(48)	(913)	(3,941)	(359)	(9,630)	—	(14,891)
Transferred to assets held for sale	—	8	25	16	366	—	415
Disposals	—	—	132	—	9	—	141

Balance, December 31, 2020	$(202)	$(1,626)	$(7,194)	$(664)	$(21,300)	$—	$(30,986)

Asset Additions

During the year ended December 31, 2021, the Company began construction at Green Leaf, acquired two real estate properties in California and, a cultivation site together with greenhouse structure in New York as described below. In addition, during the year ended December 31, 2021, the Company is building out certain cultivation sites and has incurred a total capital expenditure of $ 48,727 on the same.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Greenhouse acquisition

In April 2021, the Company acquired a 34-acre cultivation site in eastern Long Island, New York. In November 2021, the Company acquired, upon closing of phase two of the transaction, approximately 740,000 square feet of operational greenhouse space, with 200,000 square feet of incremental grow capacity. The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration transferred:
Cash	$15,792
Closing shares	23,853
Contingent consideration	400

Fair value of consideration exchanged	40,045

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	5,180
Building	40,425
Prepaid insurance	87
Deferred rent	(5,647)

Total net assets acquired	$40,045

Sale-Leasebacks

During the third quarter of 2020, the Company closed on a sale leaseback transaction in which two properties located in New Jersey sold for $12,385, which was approximately the cost of the properties. Included in the agreement, the Company is expected to complete tenant improvements related to these properties, for which the landlord has agreed to provide a tenant improvement allowance. The right-of-use assets related to these properties were reduced by $360 which represents the unretained portion of the assets carrying amount. The remaining gain associated with this sale-leaseback was immaterial.

8.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	December 31, 2021	December 31, 2020
Tenant improvement receivable	$—	$—
Prepaid expenses	15,362	5,245
Short term deposits	6,960	1,510
Other current assets	5,822	4,396
Excise and sales tax receivable	1,108	238
Prepaid taxes	—	41

Prepaid expenses and other current assets	$29,252	$11,430

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

9.	OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	December 31, 2021	December 31, 2020
Long term deposits	5,602	9,271
Indemnification receivable	4,111	5,221
Investment in affiliates	776	1,446
Restricted cash	335	10,858
Notes receivable	2,211	15,832
Interest receivable	—	1,000

Other non-current assets	$13,035	$43,628

10.	PROMISSORY NOTES RECEIVABLES

During the year ended December 31, 2019, Focused Health LLC (“Focused Health”), a consolidated subsidiary of the Company, entered into a lease agreement with 9244 Balboa Blvd., LLC (“Balboa”) and simultaneously issued a secured promissory note (“Balboa Note”) with a principal amount of $2,420. The Balboa Note is secured by the land and building of the leased premises and bears interest at a rate of 4.5%. The Company’s principal and interest repayments are offset by the Company’s rent payment obligations under the lease agreement with Balboa. The Balboa Note matures in April 2029. The balance outstanding as of December 31, 2021 and 2020, is $2,272 and $2,329, respectively, of which $60 and $58, respectively, is recorded in prepaid expenses and other current assets, and $2,211 and $2,271, respectively, is recorded in notes receivable-long-term on the consolidated balance sheets.

Refer to Note 6 for other notes receivables.

11.	SHAREHOLDERS’ EQUITY

Issuance of equity in connection with business acquisitions mentioned in Note 6, exercise of warrants mentioned in Note 12, share-based activity mentioned in Note 13 and non-controlling interest buyout mentioned in Note 24 constitute the Company’s activity in shareholders equity during the year ended December 31, 2020.

In addition to the issuance of equity in connection with conversion of 2023 Convertible Notes and Mortgage mentioned in Note 5, business acquisitions mentioned in Note 6, exercise of warrants mentioned in Note 12, and share-based payment arrangements mentioned in Note 13, during the year ended December 31, 2021, the Company closed a public offering that consisted of 18,572,500 Common Shares at a price of $8.05 (Canadian Dollars) per common share and sold, on a bought deal private placement basis, 3,220,000 Common Shares at a price of $9.00 (Canadian Dollars) per share sold for net proceeds of $133,151 to the Company in January and February 2021.

Authorized Capital

Authorized share capital of the Company consists of (i) an unlimited number of common shares without par (ii) an unlimited number of proportionate voting shares without par, and (iii) an unlimited number of preferred shares.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The Company’s common shares and proportionate voting shares (together, the “Shares”) have the same rights and are equal in all respects. The Company treats the Shares as if they were a single class.

Conversion Rights and Transfers

Issued and outstanding proportionate voting shares, including fractions thereof, may at any time, subject to certain conditions, at the option of the holder, be converted into common shares at a ratio of 100 common shares per proportionate voting share with fractional proportionate voting shares convertible into common shares at the same ratio. Further, the Company’s board of directors may determine in the future that it is no longer advisable to maintain the proportionate voting shares as a separate class of shares and may cause all of the issued and outstanding proportionate voting shares to be converted into common shares at a ratio of 100 common shares per proportionate voting share with fractional proportionate voting shares convertible into common shares at the same ratio and the Company shall not be entitled to issue any additional proportionate voting shares thereafter.

Rights

Holders of Shares are entitled to one vote on all matters submitted to a vote of the Company’s shareholders. Holders of Shares are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2021, and 2020, no cash dividends had been declared or paid.

12.	WARRANTS

Outstanding equity-classified warrants to purchase common shares consisted of the following:

	December 31, 2021		December 31, 2020
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	$5.71	921,753	$5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	1,723,250	3.10	1,723,250	3.10
May 14, 2023	1,998,788	2.95	2,250,188	2.95
May 14, 2023	—	4.53	300,000	4.53
May 14, 2023	1,897,000	5.84	1,909,000	5.84

	11,662,766	$7.15	13,147,919	$6.91

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Warrant activity during the years ended December 31, 2021 and 2020, and December 29, 2018 is summarized in the table below:

	Shares		Units
	Number of Warrants	Weighted average exercise price (Canadian Dollars)	Number of Warrants	Weighted average exercise price (U.S. Dollars)
Balance as of December 29, 2018	—	$—	1,338,713	$55.50
Issued	5,394,945	10.35	—	—
Exercised	—	—	(210,858)	22.46
Conversion of warrant units to warrant shares	14,660,479	6.23	(1,127,855)	61.63

Balance as of December 31, 2019	20,055,424	7.34	—	—
Issued	6,356,438	3.93	—	—
Exercised	(4,019,023)	2.25	—	—
Expired	(9,244,920)	7.82	—	—

Balance as of December 31, 2020	13,147,919	6.91	—	—
Exercised	(1,485,153)	5.01	—	—

Balance as of December 31, 2021	11,662,766	$7.15	—	$—

In January 2022, 180,000 warrants with an exercise price of $2.95 were exercised, resulting in the issue of 180,000 common shares.

13.	SHARE-BASED PAYMENT ARRANGEMENTS

Omnibus Long-Term Incentive Plan (equity settled)

On April 26, 2019, the Company adopted a long-term incentive plan (“LTIP”) to allow for a variety of equity-based awards that provide different types of incentives to be granted to the Company’s executive officers, directors, employees and consultants (options, stock appreciation rights (“SARs”), performance share units (“PSUs”), restricted stock units (“RSUs”) and deferred share units (“DSUs”)). Options, SARs, PSUs, RSUs and DSUs are collectively referred to herein as “Awards”. Each Award represents the right to receive common shares and in the case of SARs, PSUs, RSUs and DSUs, common shares or cash, in each case in accordance with the terms of the LTIP.

Under the terms of the LTIP, the Company’s board of directors may grant Awards to the Chief Executive Officer and Executive Chairman of the Company and review and approve the grant of Awards recommended by the Chief Executive Officer to other eligible participants. Participation in the LTIP is voluntary and if an eligible participant agrees to participate, the grant of Awards will be evidenced by a grant agreement with each such participant. The interest of any participant in any Award is not assignable or transferable, whether voluntary, involuntary, by operation of law or otherwise, other than by will or the laws of descent and distribution. The plan has a stated term of ten years and provides that the exercise of stock options granted will not be less than the market price of the Company’s common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

delegated to a committee of the Company’s Board of Directors. Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

The maximum number of common shares reserved for issuance, in the aggregate, under the LTIP is 10% of the aggregate number of common shares (assuming the conversion of all proportionate voting shares to common shares) issued and outstanding from time to time.

Restricted stock units

RSU awards currently outstanding generally vest in equal annual installments over a four-year period or cliff after a three-year period in each case, from the grant date. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of the Company’s common stock and expensed as stock-based compensation over the vesting term.

A summary of RSU activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2019	7,832,229	$5.40
Granted	6,285,973	2.71
Vested	(1,413,863)	8.47
Forfeited	(708,588)	5.21

Unvested, December 31, 2020	11,995,751	3.64
Granted	3,564,365	6.88
Vested	(3,473,235)	5.27
Forfeited	(1,310,433)	5.48

Unvested, December 31, 2021	10,776,448	$3.96

The following table presents information about the Company’s RSUs for the period presented:

	Year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Share-based compensation	$14,500	$16,279	$16,542

The following table presents information about the Company’s RSUs as of the date presented:

	December 31, 2021	December 31, 2020
Unrecognized compensation costs	$16,800	$15,934
Weighted average period over which compensation cost will be recognized (in years)	2.7	2.5
Maximum term relating to outstanding RSUs (in years)	3.9	3.9
Obligation to issue shares for RSUs vested during the year (in shares)	1,402	—

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Performance share units

On April 29, 2019, the Company granted total stockholder return awards (“TSR Awards”) that include three-year and five-year market conditions, with corresponding performance measurement periods of three and five years. Vesting of the TSR Awards is based on the Company’s level of attainment of specified TSR targets relative to the appreciation of the Company’s common shares for the respective three-year and five-year periods and is also subject to the continued employment of the grantees.

Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. Expected lives are principally based on the Company’s historical exercise experience with previously issued awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

The fair value of the TSR Awards was determined using a Monte Carlo Simulation valuation model with the following weighted average inputs:

Expected volatility	70.00%
Expected life (in years)	4.15
Expected dividends	0.00%
Risk-free interest rate	1.55%

During the years ended December 31, 2021, 2020 and 2019, the Company granted PSUs that will vest on the achievement of internal performance targets. The Company monitors the probability of achieving the performance targets on a quarterly basis and adjusts periodic compensation expense accordingly.

A summary of PSU and TSR activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2019	5,259,408	$5.66
Granted	2,980,751	2.43
Forfeited	(188,341)	7.44

Unvested, December 31, 2020	8,051,818	4.42
Granted	655,093	7.81
Vested	(114,957)	2.07
Forfeited	(765,662)	5.78

Unvested, December 31, 2021	7,826,292	$4.61

The following table presents information about the Company’s PSUs and TSR activity:

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Share-based compensation	$9,237	$8,944	$5,320

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following table presents information about the Company’s PSUs and TSR as of the date presented:

	December 31, 2021	December 31, 2020
Unrecognized compensation costs	$12,480	$19,954
Weighted average period over which compensation cost will be recognized (in years)	1.9	2.5
Maximum term relating to outstanding PSUs and TSRs (in years)	2.3	3.3

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The weighted average of inputs used in the measurement of the grant date fair value of the stock options for the year ended December 31, 2020, are summarized in the table below:

Fair value at grant date (Canadian Dollars)	$10.90
Strike price at grant date (Canadian Dollars)	$10.90
Expected volatility	70.00%
Expected life (in years)	6.25
Expected dividends	0.00%
Risk-free interest rate	1.59%

Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. Expected lives are principally based on the Company’s historical exercise experience with previously issued awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

Stock option awards under the LTIP are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. All option awards have a ten-year contractual term and vest over four years.

A summary of option activity for the years ended December 31, 2021 and 2020 is presented below:

	Stock Options	Weighted-Average Exercise Price (Canadian Dollars)	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2019	55,384	10.90	3.3

Outstanding, December 31, 2020	55,384	10.90	2.3
Forfeited	(27,692)	10.90

Outstanding, December 31, 2021	27,692	10.90	1.3

Exercisable as of December 31, 2021	27,692	10.90

During the years ended December 31, 2021, the Company recorded an income of $64 and during the years ended December 31, 2020 and 2019, the Company recorded an expense of $98 and $107, respectively, related to equity-based compensation expense on the stock options.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Common Shares

During the year ended December 31, 2019, the Company granted 101,878 common shares to employees and consultants that vested in the same year. The Company recognized an expense of $453 for the year ended December 31, 2019, in connection with this issuance.

Restricted Stock Awards (“RSA”) and Unit programs (equity settled)

In May 2016, the Company adopted the Capital Accumulation Plan (“the CAP Plan”), which provided employees and operating partners with a mechanism to participate in increases in value of the Company. As of the Acquisition Date, holders of CAP units received replacement stock-based awards. The CAP units were converted into RSAs based on the intrinsic value of the Company if it was liquidated at the close of business. The value of the replacement stock-based awards was designed to generally preserve the intrinsic value of the replaced awards immediately prior to the merger. Such RSAs remain subject to the same continuing restrictions applicable to the original CAP units. The Company did not recognize any incremental expense in connection with the conversion of CAP units to RSAs.

The number of units outstanding under the CAP Plan were as follows:

	Units	Weighted-Average Threshold Amount
Unvested, December 29, 2018	143,641	$34.01
Units granted	582,886	52.19
Units forfeited	(84,979)	37.63

Unvested, December 31, 2019	641,548	51.05
Units forfeited	(3,336)	67.49
Units converted to RSAs	(638,212)	50.96

Unvested, December 31, 2020	—	$—

Unvested, December 31, 2021	—	$—

A summary of RSA activity for the years ended December 31, 2021 and 2020 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2019	4,421,840	$7.54
Converted to common shares	(3,657,048)	7.54
Forfeited	(37,314)	13.87

Unvested, December 31, 2020	727,478	7.19
Forfeited	(65,464)	12.12
Converted to common shares	(486,588)	6.46

Unvested, December 31, 2021	175,426	$7.38

The following table presents information about the Company’s CAP and RSA activity as of the date presented:

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Share-based compensation	$1,345	$4,484	$10,481

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following table presents information about the Company’s CAP and RSA as of the date presented:

	December 31, 2021	December 31, 2020
Unrecognized compensation costs	$262	$1,845
Weighted average period over which compensation cost will be recognized (in years)	0.5	1.1
Maximum term relating to outstanding CAP and RSAs (in years)	0.8	1.8

Unit programs (liability settled)

In May 2016, the Company adopted the Income Incentive Plan (“the IIP Plan”), which provides deferred compensation to designated employees and operating partners (the “IIP units”).

In September 2019, holders of IIP units received replacement stock-based units (“RSU”). In September 2019, The IIP units were converted into RSUs based on the intrinsic value of the Company, as if it was liquidated at the Acquisition Date. The value of the RSUs was designed to generally preserve the intrinsic value of the replaced awards immediately prior to the conversion. Such RSUs remain subject to the same continuing restrictions applicable to the original IIP units. The Company did not recognize any incremental expense in connection with the conversion of IIP units to RSUs. Upon the conversion the Company reclassified deferred compensation of $15,308 into shareholders’ equity.

Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests.

The number of units outstanding under the IIP Plan are summarized in the table below:

	Units	Weighted-Average Liquidation Value
Unvested, December 31, 2019	629,277	$51.29
Units forfeited	(23,612)	61.98
Units converted to RSUs	(605,665)	50.87

Unvested, December 31, 2020	—	$—

Unvested, December 31, 2021	—	$—

Deferred compensation expense related to the Company’s IIP units was $5,502 for the year ended December 31, 2019.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

14.	INCOME TAXES

The components of tax expense (benefit) were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Current tax expense
Federal	$20,519	$3,979	$1,078
State	5,732	822	397

Total current tax expense	26,251	4,801	1,475
Deferred tax expense (benefit)
Foreign	(1,936)	(2,289)	(595)
Federal	(15,008)	(8,897)	(6,463)
State	(10,998)	(1,400)	(3,746)

Total deferred tax expense (benefit)	(27,942)	(12,586)	(10,804)

Change in Valuation Allowance—US	(106)	(10,701)	10,237
Change in Valuation Allowance—Foreign	1,936	2,289	595

Provision for income taxes	$139	$(16,197)	$1,503

The Company accounts for income taxes in accordance with ASC 740 – Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values and the tax bases for the respective items.

Columbia Care Inc is organized in Canada but operates inside the United States with the exception of foreign operations in Germany, Puerto Rico and the United Kingdom. Due to the Company’s structure, the Company is subject to income tax both in the United States and Canada. The Company maintains full valuation allowances on its net operating losses at each of the foreign jurisdictions it operates in, resulting in a 0% effective tax rate for the foreign jurisdictions. The Company’s domestic effective tax rate for the years ended December 31, 2021, 2020 and 2019 were (.1%), 11.9% and (1.5%), respectively.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The reconciliation of the Company’s income tax expense (benefit) on income (loss) before taxes at the U.S. federal statutory rate compared to the Company’s effective tax rate was as follows:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
Loss before provision for income taxes	$(146,714)		$(135,846)		$(99,671)

Tax using the company’s domestic tax rate	(30,810)	21.0%	(28,540)	21.0%	(23,195)	20.9%
Tax effect of:
State taxes, net of federal benefits	(5,276)	3.6%	(273)	0.2%	(2,639)	2.6%
280E limitations	24,293	(16.6)%	11,410	(8.4)%	—	(6.4)%
Partnership income	1,141	(0.8)%	2,601	(1.9)%	6,088	(6.1)%
Non-deductible expenses	2,227	(1.5)%	7,936	(14.2)%	9,646	(1.0)%
Share-based compensation	6,727	(4.6)%	2,125	(1.6)%	1,221	(1.2)%
Change in tax status	(670)	0.5%	291	(0.2)%	(173)	0.2%
Other	2,507	(1.7)%	(1,035)	0.8%	242	(0.2)%
Recognition of previously unrecognized (derecognition of previously recognized) deductible temporary differences	—	—	(10,712)	7.9%	10,313	(10.3)%

	$139	(0.1)%	$(16,197)	11.9%	$1,503	(1.5)%

The Company operates in the legal cannabis industry but is subject to Section 280E of the Internal Revenue Code (“IRC”) which prohibits the Company from deducting non cost of goods sold related expenses. Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for Federal purposes, the IRS has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from their state taxes. The result of Section 280E’s application to the Company results in permanent disallowance of ordinary and necessary business expenses. As a result of 280E the Company’s effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. The non-deductible expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying IRC Sec. 280E to the Company’s businesses that are involved in selling cannabis, along with other permanent tax adjustments as prescribed by relevant tax code.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The tax effects of the temporary differences giving rise to deferred tax assets and deferred tax liabilities as of December 31, 2021, 2020 and 2019 are summarized in the table below:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Deferred Tax Assets
Net Operating Loss Carryforwards	$9,783	$3,244	$710
Derivative liability	3,426	—	—
Inventory	788	—	—
Stock Based Compensation	7,815	12,695	10,460
Capitalized Expenses	3,742	2,381	1,567
Reserves	22,897	3,217	—
Right of Use Assets	41,999	25,995	13,910
Sale Leaseback	1,630	1,448	1,648
Other Assets	1,142	2,137	249

Gross Deferred Tax Assets	93,222	51,117	28,544
Valuation Allowance	(4,876)	(3,046)	(11,458)

Total Deferred Tax Assets, net	88,346	48,071	17,086

Deferred Tax Liabilities
Property, Plant and Equipment	(2,399)	(1,664)	(2,222)
Intangibles	(115,621)	(21,742)	—
Accruals	(1,126)	—	(816)
Debt discount	(7,784)	—	—
Right of Use Liabilities	(40,893)	(25,644)	(13,801)
Other Liabilities	—	(1,368)	(236)

Gross Deferred Tax Liabilities	$(167,823)	$(50,418)	$(17,075)

Net Deferred Tax Liabilities	$79,477	$2,347	$—
Net Deferred Tax Assets	$—	$—	$11

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management assesses both positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The valuation allowance as of December 31, 2021, 2020 and 2019 are $4,876, $3,046, and $11,458 respectively. The total change in 2021 valuation allowance, which was an increase of $1,830, is related to foreign activity and other activities. The total change in 2020 valuation allowance was a decrease of $8,412 related to foreign activity, acquisition activity, and other activities.

As of December 31, 2021, the Company has $518 of gross federal net operating loss carryforwards which will not expire. The Company has $49,870 of gross state net operating loss carryforwards which begin to expire in 2036. The company has $20,392 of gross foreign net operating loss carryforwards which begin to expire in 2027.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Under Internal Revenue Code Section, 382, utilization of net operating losses may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations could adversely affect the company and result in the expiration of net operating losses prior to utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. Such examinations may result in future tax, penalty, and interest assessments by the respective taxing jurisdictions. For uncertain tax positions the Company believes does not meet the more likely that not threshold of being sustained upon examination by the relevant taxing authorities, the Company records a tax reserve in the period in which it arises. The company adjusts its unrecognized tax benefit liability and provision for income taxes in the period in which the uncertain tax position is settled, the statute of limitations expires for taxing authority to examine the position or when new information becomes available that requires a change in the recognition and/or measurement of the liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$—
Increases (Decreases) for current year	2,095
Increases (Decreases) for prior years	3,126
Settlements	—
Reductions for Expiration of Statute of Limitations	—

Balance as of December 31, 2020	5,221
Increases (Decreases) for current year	—
Increases (Decreases) for prior years	183
Settlements	—
Reductions for Expiration of Statute of Limitations	(1,293)

Balance as of December 31, 2021	$4,111

As of December 31, 2021 the company had $4,111 of gross unrecognized tax benefits, $0 of which would impact the effective income tax rate if recognized. As of December 31, 2021, 2020 and 2019 the Company recognized interest and penalties related to uncertain tax positions of $800, $903, and $0, respectively. The unrecognized tax benefits recorded by the company relate to historical tax positions taken by businesses previously acquired by the Company. The Company is subject to indemnification of any assessments related to these specific positions and has established a receivable for the same amount of the reserve. The US federal statute of limitations remains open for the tax year 2018 through the present. The state return statute of limitations generally remains open for the tax year 2018 through the present.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

15.	EARNINGS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(146,853)	$(119,649)	$(101,174)
Less: Net loss attributable to non-controlling interest	(3,756)	(23,862)	(4,909)

Net loss attributable to shareholders	$(143,097)	$(95,787)	$(96,265)

Denominator:
Weighted average shares outstanding— basic and diluted	338,754,694	232,576,117	209,992,187

Loss per share—basic and diluted	$(0.42)	$(0.41)	$(0.46)

Certain share based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Warrants	1,115,902	13,147,919	20,055,424
Options	—	55,384	55,384
Convertible Debt	17,780,750	6,670,449	—
Share based payment	10,103,325	20,047,569	13,091,637

	28,999,977	39,921,321	33,202,445

Prior periods have been converted into post-merger Shares for comparability.

16.	LEASING ACTIVITIES

The Company leases its facilities under operating leases that provide for the payment of real estate taxes and other operating costs in addition to normal rent. The Company’s real estate leases typically have terms of 1 to 15 years. Certain leases include extension options exercisable from one to five years before the end of the cancellable lease term. The Company typically leases equipment and vehicles with standard lease terms of 3 to 5 years. Expenses recognized relating to short-term leases and leases of low value during the years ended December 31, 2021 and 2020 were immaterial.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following summarizes the weighted average remaining lease term and discount rate as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	15.0 years	14.4 years
Finance leases	13.5 years	16.5 years
Weighted Average Discount Rate
Operating leases	7.02%	7.02%
Finance leases	7.67%	7.05%

The maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating	Finance
Year Ending December 31:
2022	$21,660	$10,725
2023	21,964	10,695
2024	20,981	10,680
2025	19,306	8,344
2026	19,055	6,338
Thereafter	214,819	76,452

Total lease payments	317,785	123,234

Less: interest	(132,725)	(47,874)

Present value of lease liabilities	$185,060	$75,360
Less current portion	(9,056)	(5,092)

Non-current portion	$176,004	$70,268

The following summarizes the line items in the income statements which include the components of lease expense for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Operating lease expense	$24,087	$16,225

Included in
Cost of sales	21,962	8,839
Selling, general and administrative expenses	2,125	7,386

Finance lease costs:	$9,928	$2,785

Amortization of lease assets included in cost of sales	3,836	759
Amortization of lease assets included in selling, general and administrative costs	812	537
Interest on lease liabilities included in interest (expense) income, net	5,280	1,489

Total lease costs	$34,015	$19,010

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The following summarizes cash flow information related to leases for the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,355	$14,630
Operating cash flows from finance leases	$5,273	$1,475
Financing cash flows from finance leases	$9,664	$734
Lease assets obtained in exchange for lease obligations:
Operating leases	$47,931	$38,008
Finance leases	$19,024	$2,924
Lease assets obtained in business acquisitions
Operating leases	$1,453	$34,057
Finance leases	$1,876	$48,736

17.	COMMITMENTS AND CONTINGENCIES

Defined contribution plan

In 2020, the Company instituted a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion.

Expense recognized by the Company for matching contributions made to the 401(k) Plan was $550, and $191 for years ended December 31, 2021, and December 31, 2020, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. Other than the accruals mentioned in this note, the Company has not accrued any liabilities related to any pending claims potentially subject to any indemnifications in its consolidated financial statements.

A former owner of the Company’s Florida-licensed business was sued by a former purported joint venture partner, alleging various statutory and common law claims related to the terminated joint venture. The

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Company is not a party to this lawsuit, but, as part of its acquisition of the business, had agreed to indemnify the owner for litigation costs and any judgment rendered in the matter, in excess of $750. On January 20, 2021, following an arbitration hearing, the arbitration panel issued a partial final award in the former joint venture partner’s favor on three of the 11 claims asserted and awarded the former joint venture partner $10,553 plus prejudgment interest from July 26, 2017 through the present, as well as reasonable attorneys’ fees. On March 2, 2021, the Panel issued a Final Award, awarding the former joint venture partner a total of $15,195, inclusive of prejudgment interest and attorneys’ fees. The Company was financially responsible for payment of the Final Award, pursuant to its indemnification commitment to the former owner. Two subsidiaries of the Company, and certain members of the Company’s management team were named in a separate lawsuit commenced by the same former joint venture partner alleging various claims related to the same terminated joint venture. The trial court dismissed a majority of the claims in the lawsuit. All parties to the arbitration and the additional lawsuit agreed to amicably resolve the arbitration and the additional lawsuit There were no admissions of liability. In furtherance of the resolution, as of December 31, 2021 and December 31, 2020, the Company had a total accrual of $11,425 and $15,195, respectively. During the year ended December 31, 2021, the Company made a payment of $11,425. A final payment of $11,425 was made on January 25, 2022, in accordance with the settlement and release agreement.

In separate legal matter, a subsidiary of the Company, and certain members of the Company’s management team are respondent parties in a confidential arbitration before the American Arbitration Association. The arbitration was initiated on October 24, 2019, by an investor (the “Claimant”) in a third-party entity, which, in turn, is an investor in a separate third-party entity for which certain members of the Company’s management team are managers and to which the Company provides operating services pursuant to a written agreement. Claimant asserted direct, derivative, and double derivative claims against the respondent parties. The arbitration follows from a prior case filed by the Claimant on November 30, 2018, in the New York Supreme Court, Commercial Division (the “New York Proceeding”) asserting similar claims as are at issue in the arbitration. In the New York Proceeding, the Claimant sought, among other remedies, preliminary injunctive relief to enjoin the Company’s RTO. On April 15, 2019, the New York Supreme Court, Commercial Division, finally denied Claimant’s request for temporary restraining orders and preliminary injunctive relief, as well as compelled the dispute to arbitration. The Appellate Division, First Department affirmed those orders. The Company’s subsidiary and the members of the Company’s management team who are parties to the case have asserted defenses in respect of the allegations in the arbitration. However, there can be no assurance that they will be successful in pursuing such defenses and if they are not successful in establishing such defenses that the direct or indirect losses will not be material. The hearing commenced in the arbitration on February 3, 2021 and concluded March 22, 2021, with closing arguments occurring on June 3, 2021. The parties and other interest holders in the third-party entities are attempting to amicably resolve the matter and have reached a preliminary agreement, with no admissions of liability, that was approved by the Arbitrator on November 16, 2021 but remains subject to regulatory approval in the District of Columbia. During the year ended December 31, 2021, the Company anticipatorily accrued $68,000 for potential share issuances and cash payments for purposes of acquisition and settlement of pre-existing relationships, inclusive of prospective acquisition costs relating to the third-party entities and other litigation costs. There can be no assurances that the proceedings will be amicably resolved, when any underlying acquisition would close, or whether the ultimate result will exceed or be less than the amount that has been accrued.

Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. In the opinion of management, and based on management’s consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, no provision has been made in these condensed interim consolidated financial

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

statements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

18.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Derivative liability	$—	$—	$(6,795)	$(6,795)
Contingent consideration			(40,941)	(40,941)

Total	$—	$—	$(47,736)	$(47,736)

Derivative liability	$—	$—	$(17,109)	$(17,109)
Contingent consideration	—	—	(48,202)	(48,202)

December 31, 2020	$—	$—	$(65,311)	$(65,311)

During the period included in these financial statements, there were no transfers of amounts between levels. For fair value measurements of assets and liabilities that are done on a non-recurring basis, refer to Note 20.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value

Contingent Consideration	Discounted cash flow approach	Risk adjusted discount rate and forecasted EBITDA	Increase or decrease in risk adjusted discount rate and forecasted EBITDA will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, deposits and other current assets, accounts payable, accrued expenses and other current liabilities, current portion of long-term debt and lease liability as of December 31, 2021 and 2020 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s notes receivable, other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2021 and 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

19.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2020	$137,759	$68,193	$33,043	$3,286	$242,281
Business acquisitions	118,587	217,661	26,651	49,214	412,113
Impairment	(72,328)	—	—	—	(72,328)

Balance of December 31, 2021	$184,018	$285,854	$59,694	$52,500	$582,066

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2020	$—	$(3,096)	$(1,028)	$(56)	$(4,180)
Amortization	—	(16,175)	(6,009)	(3,897)	(26,081)

Balance of December 31, 2021	$—	$(19,271)	$(7,037)	$(3,953)	$(30,261)

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2019	$—	$16,235	$—	$—	$16,235
Business acquisitions	137,759	51,958	33,043	3,286	226,046

Balance of December 31, 2020	$137,759	$68,193	$33,043	$3,286	$242,281

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2019	$—	$(540)	$—	$—	$(540)
Amortization	—	(2,556)	(1,028)	(56)	(3,640)

Balance of December 31, 2020	$—	$(3,096)	$(1,028)	$(56)	$(4,180)

The carrying value of goodwill in each reporting unit is indicative of the expected growth and development of the business. In the fourth quarter of fiscal 2021, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. The decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Company’s Colorado, California and Pennsylvania business, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome. A qualitative step zero impairment test was performed on the Pennsylvania business which indicated no impairment. The Company conducted

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

a quantitative impairment analysis of its Colorado and California reporting units using the income approach as at October 1, 2021.

The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which indefinite life intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management tested the Colorado and California asset groups for the definite lived assets impairment. The result was not impairment for the definite lived assets of the California and Colorado asset groups. Where applicable, the Company uses its market capitalization and comparative market multiples to corroborate discounted cash flow results. The significant assumptions applied in the determination of the recoverable amount are described below:

i.

Cash flows: Estimated cash flows were projected based on actual operating results from internal sources as well as industry and market trends. Estimated cash flows are primarily driven by sales volumes, selling prices and operating costs. The forecasts are extended to a total of five years (and a terminal year thereafter);

ii.	Terminal value growth rate: The terminal growth rate was based on historical and projected consumer price inflation, historical and projected economic indicators, and projected industry growth;

iii.

Post-tax discount rate: The post-tax discount rate is reflective of the reporting unit’s Weighted Average Cost of Capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta adjustment to the equity risk premium based on a direct comparison approach, an unsystematic risk premium, and after-tax cost of debt based on corporate bond yields; and

iv.	Tax rate: The tax rates used in determining the future cash flows were those substantively enacted at the respective valuation date.

The following table outlines the key assumptions used in calculating the recoverable amount for each CGU and operating segment tested for impairment as at October 1, 2021:

	Goodwill impairment testing
	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5
Discount rate	15.5%	18.0%
Terminal value multiple / rate	3.0%	3.0%

Based on the results of the goodwill impairment test, the carrying value of the Colorado and California reporting units exceeded the fair value and the Company recognized a pre-tax impairment loss of $51,235 and $21,093 during the year ended December 31, 2021, relating to these reporting units.

The Company will continue to monitor the impact of the goodwill associated with this reporting unit, and should it suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

In connection with the annual goodwill impairment assessment as of October 1, 2020, the Company determined that its goodwill was not impaired.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

Selling, general and administrative expenses included the following:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Goodwill impairment	$72,328	$—	$—
Amortization expenses	26,081	3,640	540

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the intangible assets:

Future estimated amortization expense:	Amount
2022	$44,653
2023	44,623
2024	44,623
2025	44,493
2026	40,830
2027 and thereafter	148,565

Total	$367,787

During the year ended December 31, 2019, the Company changed the estimated useful life of a license to operate a dispensary in the state of Florida from an indefinite life to 15 years. The change in estimate was determined in connection with a review of the regulatory environment in Florida and industry peers. Refer to Note 6 for details of purchase price allocations to intangible assets as a result of the acquisitions during the year ended December 31, 2021.

20.	NET ASSETS HELD FOR SALE

During the second quarter of 2020, the Company committed to a plan to sell its Puerto Rico operations. Accordingly, certain of the assets and liabilities held by the Company’s Puerto Rico subsidiary were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2020. During the year ended December 31, 2021, the Company reassessed the fair value of the net assets held for sale and deemed that the same was negligible. Accordingly, the Company wrote down to zero, the fair value of the net assets held for sale.

Additionally, as of December 31, 2021, certain of the Company’s assets were classified as held for sale. See Note 6 for further details.

Impairment losses of $2,000 and $1,969 for write-downs of the disposal group to the lower of its carrying amount and its fair value less costs to sell have been included in other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 and 2020.

These planned disposals did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the consolidated statements of operations and comprehensive

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

loss for the years ended December 31, 2021 and 2020. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	December 31, 2021	December 31, 2020
Property, plant and equipment	$1,040	$2,014
Right-of-use assets	1,080	1,435
Prepaid expenses and other current assets	—	34

Assets held for sale	$2,120	$3,483
Lease liabilities	$(1,122)	$(1,483)

Liabilities held for sale	$(1,122)	$(1,483)

The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

21.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	December 31, 2021	December 31, 2020
Accrued expenses and settlement of pre-existing relationships	$86,596	$—
Taxes—property and other	14,062	—
Payroll liabilities	12,799	8,758
Other accrued expenses	6,035	28,152
Other current liabilities	4,673	5,950
Construction in progress	2,789	—

Accrued expenses and other current liabilities	$126,954	$42,860

22.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Details of the Company’s selling, general and administrative expenses are summarized in the table below:

	December 31, 2021	December 31, 2020	December 31, 2019
Salaries and benefits	$82,063	$43,957	$27,770
Equity-based compensation	25,018	29,805	38,405
Professional fees	21,440	17,887	24,171
Depreciation and amortization	36,321	6,053	3,411
Operating facilities costs	31,562	19,332	13,012
Operating office and general expenses	14,691	10,157	7,708
Advertising and promotion	16,255	6,083	5,792
Other fees and expenses	4,702	9,081	3,317

Total operating expenses	$232,052	$142,355	$123,586

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

23.	OTHER (EXPENSE) INCOME, NET

Details of the Company’s other (expense) income, net is summarized in the table below:

	December 31, 2021	December 31, 2020	December 31, 2019
Acquisition and settlement of pre-existing relationships	$75,655	$14,195	$—
(Gain) loss on remeasurement of contingent consideration	(59,362)	21,757	—
Change in fair value of the derivative liability	(13,286)	11,745	—
Impairment of disposal group	2,000	1,969	—
Loss on conversion of Convertible Notes	1,580	—	—
Other (income) expense, net	(252)	(368)	(2,992)

Total other expense (income), net	$6,335	$49,298	$(2,992)

24.	NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc *	Total
Summarized balance sheet	December 31, 2021
Current assets	$2,224	$2,731	$4,140	$169	$875	$4,029	$544	$8,149	$768	$2,937	$328	$922	$4,116	$31,932
Current liabilities	(1,643)	(50)	(1,938)	(66)	(300)	(3,679)	(644)	(7,022)	(799)	(1,285)	(323)	(382)	(2,301)	(20,432)

Current net assets (liabilities)	581	2,681	2,202	103	575	350	(100)	1,127	(31)	1,652	5	540	1,815	11,500
Non-current assets	1,638	796	11,918	—	850	27,279	5,323	50,788	603	27,000	5,785	1,105	1,837	134,922
Non-current liabilities	(18,740)	(1,658)	(14,674)	(9,951)	(3,431)	(29,889)	(3,166)	(56,989)	(408)	(32,107)	(7,148)	(1,821)	(779)	(180,761)

Non-current net assets (liabilities)	(17,102)	(862)	(2,756)	(9,951)	(2,581)	(2,610)	2,157	(6,201)	195	(5,107)	(1,363)	(716)	1,058	(45,839)

Accumulated NCI	$(19,114)	$283	$—	$—	$(80)	$(105)	$—	$(277)	$(50)	$1	$(1,360)	$5	$129	$(20,568)

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Total
Summarized balance sheet	December 31, 2020
Current assets	$1,231	$2,709	$4,158	$3,648	$464	$8,204	$259	384	2,318	364	$11	$2,597	$259	$26,606
Current liabilities	(1,166)	(50)	(433)	(1,573)	(186)	(5,017)	(404)	(505)	(390)	(235)	(44)	(368)	(404)	(10,775)

Current net assets (liabilities)	65	2,659	3,725	2,075	278	3,187	(145)	(121)	1,928	129	(33)	2,229	(145)	15,831
Non-current assets	1,956	696	11,005	—	1,247	62,994	17,102	5,707	26,304	613	906	14,368	17,102	160,000
Non-current liabilities	(17,114)	(1,634)	(17,396)	(9,146)	(2,932)	(80,629)	(19,674)	(1,590)	(31,877)	(482)	(948)	(20,478)	(19,674)	(223,574)

Non-current net assets (liabilities)	(15,158)	(938)	(6,391)	(9,146)	(1,685)	(17,635)	(2,572)	4,117	(5,573)	131	(42)	(6,110)	(2,572)	(63,574)

Accumulated NCI	$(17,688)	$273	$—	$(3,606)	$(56)	$—	$(134)	$5,472	$(177)	$(2)	$—	$(3,880)	$(77)	$(19,875)

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

The net change in the non-controlling interests is summarized in the table below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care East Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Green Leaf Medical Inc*	Other	Total
Balance, December 31, 2019	$(2,659)	$563	$(221)	$(1,507)	$(27)	$1,479	$(32)	$—	$—	$—	$(99)	$—	$—	$—	$—	$(2,503)

Net income (loss) attributable to NCI	(15,029)	(290)	221	(2,099)	(29)	(2,240)	(102)	(37)	(177)	(2)	(121)	(3,880)	(77)	—	—	(23,862)
Other adjustments	—	—	—	—	—	761	—	5,509	—	—	220	—	—	—	—	6,490

Balance, December 31, 2020	$(17,688)	$273	$—	$(3,606)	$(56)	$—	$(134)	$5,472	$(177)	$(2)	$—	$(3,880)	$(77)	$—	$—	$(19,875)

Net income (loss) attributable to NCI	(1,426)	10	—	(1,416)	(24)	—	29	(21)	(100)	(48)	—	389	(1,283)	129	5	(3,756)
Other adjustments	—	—	—	5,022	—	—	—	(5,451)	—	—	—	3,492	—	—	—	3,063

Balance, December 31, 2021	$(19,114)	$283	$—	$—	$(80)	$—	$(105)	$—	$(277)	$(50)	$—	$1	$(1,360)	$129	$5	$(20,568)

*	Represents non-controlling interests acquired as a result of the Green Leaf Transaction.

During the year ended December 31, 2021, in connection with the Company’s plan to sell its Puerto Rico operations, the Company reclassified its outstanding non-controlling interest balance to equity. Additionally, during the year ended December 31, 2021, the Company acquired the outstanding non-controlling interests in Columbia Care Ohio LLC. Post this acquisition, Columbia Care Ohio LLC became a wholly owned subsidiary of the Company.

During the year ended December 31, 2020, Columbia Care International Holdco LLC, a consolidated subsidiary of the Company, issued membership interests of five percent to an unrelated party in consideration for $5,509. In April 2021, the Company issued 783,805 common shares to the unrelated party to buyout their non-controlling interest in Columbia Care International Holdco LLC.

During the year ended December 31, 2020, Leafy Greens Inc, a subsidiary that was consolidated by the Company as of December 31, 2019, issued membership interests to an unrelated party for a consideration of $1,000, resulting in loss of control by the Company. Refer to Note 2 for details of the transaction.

COLUMBIA CARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

25.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to income	Acquired through business combinations	Deductions from reserve	Other adjustments	Balance at Beginning of Year
Allowance for doubtful accounts, including credit card reserves
Year ended December 31, 2021	$2,053	$746	$—	$(257)	$—	$2,542
Year Ended December 31, 2020	$53	135	$1,865	$—	$—	$2,053

26.	SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after December 31, 2021 through the filing of these audited annual financial statements. Certain subsequent events noted in these audited annual financial statements include the definitive arrangement agreement with Cresco Labs as described in Note 1, the private placement of term debt as described in Note 5, resolution of a legal matter as described in Note 17 and exercise of warrants mentioned in Note 12. With the exception of these events, no events have occurred that would require adjustment to the disclosures in these audited annual consolidated financial statements.