Form 10-K/A
period 2021-12-31
Columbia Care Inc.
filed 2022-04-25
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2022, there were 381,832,637 common shares, no par value (the “Common Shares”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COLUMBIA CARE INC.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Form 10-K”) of Columbia Care Inc. (the “Company”) for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company is filing this Amendment to amend Part III of the Form 10-K to include the information required by and not included in Item 14 of Part III of the Form 10-K because the Company does not intend to file its definitive proxy statement within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth fees paid to the Company’s auditors, Davidson & Company LLP, in 2021 and 2020 for audit and non-audit services. All of the services described below were approved in accordance with the Company’s pre-approval policy, which is described in the next section.

	2021	2020
Audit fees (1)	$1,493,971.18	$600,000
Audit-related fees (2)	69,082.65	75,000
Tax fees (3)	—	3,077
All other fees (4)	—	81,242

Total	$1,632,136.48	$759,319

Notes:

(1) “Audit Fees” include the aggregate professional fees paid to the external auditors for the audit of the annual consolidated financial statements and other annual regulatory audits and filings.

(2) “Audit Related Fees” includes the aggregate fees paid to the external auditors for services related to the audit services, including reviewing quarterly financial statements and management’s discussion thereon and conferring with the Board and Audit Committee regarding financial reporting and accounting standards.

(3) “Tax Fees” include the aggregate fees paid to external auditors for tax compliance, tax advice, tax planning and advisory services, including namely preparation of tax returns.

(4) “Other Fees” include fees for assurance procedures in connection with filings statements and information circulars and services related to underwriter’s due diligence.

Pre-Approval Policies and Procedures

The Company’s Audit Committee has a policy related to pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. Pursuant to this policy, the Audit Committee must pre-approve all services provided by the independent registered public accounting firm. Pre-approvals for classes of services are granted at the start of each fiscal year and are applicable for such year. As provided under the Sarbanes-Oxley Act of 2002 and the SEC’s rules, the Audit Committee, in its discretion, may delegate to one or more of its members the authority to address certain requests for pre-approval in between regularly scheduled meetings of the Audit Committee, and such pre-approval decisions are reported to the Audit Committee at its next regular meeting. The policy is designed to help ensure that there is no delegation by the Audit Committee of authority or responsibility for pre-approval decisions to management.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See the Index to Financial Statement listed on page F-1 of the Form 10-K.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Transaction Agreement dated November 21, 2018 between Canaccord Genuity Growth Corp. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

2.2	Agreement and Plan of Merger dated December 21, 2020 among Columbia Care Inc., Columbia Care LLC, Vici Acquisition LLC, Vici Acquisition II LLC, Green Leaf Medical, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

2.3	Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

3.1	Articles of Columbia Care Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.1	Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2	Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3	Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4	Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5	Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6	Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7	First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8	Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9	Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10	Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11	Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12	Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

10.1	Lease Agreement dated December 1, 2013 between Pagson, LLC and Patriot Care Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.2	Lease Agreement dated April 30, 2015 between Eastman Kodak Company and Columbia Care NY, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.3	Lease Agreement dated April 10, 2019 between MM Downtown Facility, LLC and PHC Facilities, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.4	Lease Agreement dated December 23, 2019 between NLCP 156 Lincoln MA, LLC and Patriot Care Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.5	First Amendment to Lease dated December 2, 2020 between PHC Facilities, Inc. and MM Downtown Facility, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.6#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.6 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.7#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.7 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.8#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.8 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.9#	Amendment No. 1 dated January 1, 2022 to Employment Agreement between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.9 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.10#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.10 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.11#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and David Hart (incorporated by reference to Exhibit 10.11 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.12#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.12 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.13#	Columbia Care Inc. Amended and Restated Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.14	Mortgage and Security Agreement dated December 28, 2021 between Columbia Care NY Realty LLC and East West Bank (incorporated by reference to Exhibit 10.14 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

10.15	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

21.1	Subsidiaries of Columbia Care Inc. (incorporated by reference to Exhibit 21.1 of the Registration’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2022.

COLUMBIA CARE INC.

/s/ Derek Watson
By: Derek Watson Title: Chief Financial Officer