Form 10-Q
period 2022-03-31
Columbia Care Inc.
filed 2022-05-16
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __to __

Commission File Number: 000-56294

COLUMBIA CARE INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	98-1488978
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
680 Fifth Ave., 24th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 634-7100

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐  No  ☐

As of May 10, 2022, there were 384,943,683 , of common stock, no par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding Columbia Care Inc. and its subsidiaries (collectively referred to as “Columbia Care,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•	the satisfaction of the conditions precedent to the closing of the Cresco Transaction (as defined herein);
•	the receipt of any necessary regulatory approvals in connection with Cresco Transaction (as defined herein);
•	the impact of the Cresco Transaction (as defined herein) on the Company’s current and future operations, financial condition and prospects;
•	the value of the Cresco Labs Shares (as defined herein);
•	the costs of the Cresco Transaction (as defined herein) and potential payment of a termination fee in connection with the Cresco Transaction (as defined herein);
•	the ability to successfully integrate with the operations of Cresco Labs (as defined herein) and realize the expected benefits of the Cresco Transaction (as defined herein);
•	the fact that marijuana remains illegal under federal law;
•	the application of anti-money laundering laws and regulations to the Company;
•	legal, regulatory, or political change to the cannabis industry;
•	access to the services of banks;
•	access to public and private capital;
•	unfavorable publicity or consumer perception of the cannabis industry;
•	expansion to the adult-use market;
•	the impact of laws, regulations, and guidelines;
•	the impact of Section 280E of the Internal Revenue Code;
•	the impact of state laws pertaining to the cannabis industry;
•	the Company’s reliance on key inputs, suppliers and skilled labor;
•	the difficulty of forecasting the Company’s sales;
•	constraints on marketing products;
•	potential cyber-attacks and security breaches;
•	net operating loss and other tax attribute limitations;
•	the impact of changes in tax laws;
•	the volatility of the market price of the Common Shares;
•	reliance on management;
•	litigation;
•	future results and financial projections; and
•	the impact of global financial conditions

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021, and our Form 10, dated May 9, 2022. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.

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

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$168,424	$82,198
Accounts receivable, net of allowances of $2,528 and, $2,542, respectively	16,550	18,302
Inventory	109,263	94,567
Prepaid expenses and other current assets	27,526	29,252
Assets held for sale	2,120	2,120
Total current assets	323,883	226,439

Property and equipment, net	355,968	339,692
Right of use assets - operating leases, net	184,218	179,099
Right of use assets - finance leases, net	66,195	66,442
Goodwill	184,018	184,018
Intangible assets, net	355,583	367,787
Other non-current assets	12,578	13,035
Total assets	1,482,443	1,376,512

Liabilities and Equity
Current liabilities:
Accounts payable	26,130	44,007
Accrued expenses and other current liabilities	118,315	126,954
Income tax payable	31,709	26,537
Contingent consideration	29,345	29,345
Current portion of lease liability - operating leases	9,008	9,056
Current portion of lease liability - finance leases	5,509	5,092
Current portion of long-term debt, net	1,697	1,884
Derivative liability	—	—
Liabilities held for sale	1,122	1,122
Total current liabilities	222,835	243,997

Long-term debt, net	306,387	159,017
Deferred taxes	74,917	79,477
Long-term lease liability - operating leases	181,718	176,004
Long-term lease liability - finance leases	69,801	70,268
Contingent consideration	11,680	11,596
Derivative liability	7,478	6,795
Other long-term liabilities	77,927	78,535
Total liabilities	952,743	825,689
Commitments and contingencies

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of March 31, 2022 and December 31, 2021, respectively, 361,840,756 and 361,423,270 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of March 31, 2022 and December 31, 2021, respectively, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of March 31, 2022 and December 31, 2021, respectively; 14,729,636 and 14,729,636 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	1,046,509	1,039,726
Accumulated deficit	(494,971)	(468,335)
Equity attributable to Columbia Care Inc.	551,538	571,391
Non-controlling interest	(21,838)	(20,568)
Total equity	529,700	550,823
Total liabilities and equity	$1,482,443	$1,376,512

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended
	March 31, 2022	March 31, 2021
Revenue	$123,087	$86,095
Cost of sales related to inventory production	(66,460)	(52,307)
Cost of sales related to business combination fair value adjustments to inventory	—	(140)
Gross profit	56,627	33,648
Selling, general and administrative expenses	(71,292)	(48,034)
Loss from operations	(14,665)	(14,386)
Other expense:
Interest (expense) income on leases, net	(1,426)	(1,150)
Interest (expense) income, net	(11,244)	(3,856)
Other income (expense), net	61	(253)
Total other expense	(12,609)	(5,259)

Loss before income taxes	(27,274)	(19,645)
Income tax expense	(632)	(9,518)
Net loss and comprehensive loss	(27,906)	(29,163)
Net loss attributable to non-controlling interests	(1,270)	(381)
Net loss attributable to shareholders	$(26,636)	$(28,782)

Weighted-average number of shares used in earnings per share - basic and diluted	376,397,260	294,815,943
Loss attributable to shares (basic and diluted)	$(0.07)	$(0.10)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	180,000	—	425	—	425	—	425
Net loss	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance, March 31, 2022	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2020	250,003,917	26,507,914	$632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation (1)	190,925	—	7,792	—	7,792	—	7,792
Issuance of shares, net	21,792,500	—	133,151	—	133,151	—	133,151
Issuance of shares in connection with acquisitions	971,541	—	4,972	—	4,972	—	4,972
Conversion between classes of shares	9,236,733	(9,236,733)	—	—	—	—	—
Cancellation of restricted stock awards	(13,770)	(8,077)	—	—	—	—	—
Warrants exercised	262,200	—	808	—	808	—	808
Net loss	—	—	—	(28,782)	(28,782)	(381)	(29,163)
Balance, March 31, 2021	282,444,046	17,263,104	$778,785	$(354,020)	$424,765	$(20,256)	$404,509

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,906)	$(29,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,210	8,523
Equity-based compensation	6,374	7,786
Debt amortization expense	1,936	1,241
Provision for obsolete inventory and other assets	156	—
Change in fair value of derivative liability	683	179
Deferred taxes	(4,560)	5,319
Other	217	84
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,726	1,128
Inventory	(14,851)	(4,843)
Prepaid expenses and other current assets	1,942	657
Other assets	(6,111)	5,636
Accounts payable	(12,072)	2,650
Accrued expenses and other current liabilities	(8,037)	(4,232)
Income taxes payable	5,172	3,876
Other long-term liabilities	6,299	(2,329)
Net cash used in operating activities	(27,822)	(3,488)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2,727)
Purchases of property and equipment	(29,511)	(7,232)
Proceeds from sale of plant, property and equipment	179	—
Cash (paid) received on deposits, net	(223)	26
Cash for loan under Cannascend and Corsa Verde agreements	—	(208)
Net cash used in investing activities	(29,555)	(10,141)

Cash flows from financing activities:
Proceeds from issuance of debt	153,250	133,559
Debt issuance costs	(7,266)	(123)
Repayment of debt	(122)	—
Repayment of sellers note	(375)	(3,877)
Payment of lease liabilities	(1,642)	(1,351)
Exercise of warrants	424	808
Taxes paid on equity based compensation	(16)	—
Net cash provided by financing activities	144,253	129,016
Net increase (decrease) in cash	86,876	115,387
Cash and restricted cash at beginning of the period	82,533	71,969
Cash and restricted cash at end of the period	169,409	187,356

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	168,424	176,498
Restricted cash	985	10,858
Cash and cash equivalents and restricted cash, end of period	169,409	187,356

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,209	$4,768
Operating cash flows from finance leases	$1,457	$1,156
Financing cash flows from finance leases	$1,642	$1,351
Cash paid for interest on other obligations	$5,302	$438
Cash paid for income taxes	$70	$135
Lease liabilities arising from the recognition of finance right-of-use assets	$1,597	$4,750
Lease liabilities arising from the recognition of operating right-of-use assets	$551	$3,037

Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$11,010	$2,455
Non-cash equity issuance costs within accrued expenses and accounts payable	$223	$286
Shares issued in connection with business acquisitions	$—	$4,972

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

1. OPERATIONS OF THE COMPANY

Columbia Care Inc. (“the Company” or “the Parent”), was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company's principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 680 Fifth Ave. 24th Floor, New York, New York 10019. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.

On April 26, 2019, the Company completed a reverse takeover (“RTO”) transaction and private placement. Following the RTO, the Company’s Common Shares were listed on the Aequitas NEO exchange, trading under the symbol “CCHW”. As of the time of this report, the Company’s Common Shares are also listed on the Canadian Securities Exchange (the “CSE”) under the symbol “CCHW”, the OTCQX Best Market under the symbol “CCHWF” and on the Frankfurt Stock Exchange under the symbol “3LP.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 (“2021 audited consolidated financial statements”).

The preparation of these unaudited condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with this Securities and

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

Exchange Commission, or SEC, on March 31, 2022 (the "2021 Form 10-K"). There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Dispensary	$105,816	$73,957
Cultivation and wholesale	17,123	12,079
Other	148	59
	$123,087	$86,095

During the three months ended March 31, 2022 and 2021, the Company netted discounts of $20,520 and $9,358 against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

Income taxes

The Company calculated its actual effective tax rate for the interim period and applied that rate to the interim period results. In accordance with ASC 740-270, at the end of each interim period the Company is required to determine its best estimate of its annual effective tax rate and apply that rate in providing income taxes on an interim period. However, in certain circumstances when the Company concludes it is unable to reliably estimate the annual effective tax rate for the year, the actual effective tax rate for the interim period may be used. The Company believes that, at this time, the use of the actual effective tax rate is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due the high degree of uncertainty in estimating annual pre-tax income due to the growth stage of the business, the correlation of SG&A expenses to revenue that are permanently disallowed via Section 280E of the Internal Revenue Code, and the timing of the completion of the Cresco transaction.

Modification of debt

The Company accounts for modifications of debt arrangements in accordance with ASC 470-50 Modifications and Extinguishments (“ASC 470-50”). As such, the Company continues to amortize any remaining unamortized debt discount as of debt modification date over the term of the amended debt. The Company expenses any fees paid to third parties and capitalizes creditor fees associated with the modification as a debt discount and amortizes them over the term of the amended debt.
3.	INVENTORY

Details of the Company’s inventory are shown in the table below:

	March 31, 2022	December 31, 2021
Accessories	$668	$815
Work-in-process - cannabis in cures and final vault	61,132	52,519
Finished goods - dried cannabis, concentrate and edible products	47,463	41,233
Total inventory	$109,263	$94,567

The inventory values are net of inventory write-downs primarily as a result obsolescence or unmarketability is charged to cost of sales. There were not material write-downs during the three months ended March 31, 2022.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

4.	CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	March 31, 2022	December 31, 2021
2026 Notes	$185,000	$—
Term debt	38,215	69,965
2025 Convertible Notes	74,500	74,500
Mortgage Note	19,903	20,000
2023 Convertible Notes	5,600	5,600
Acquisition related real estate notes	7,000	7,000
Acquisition related promissory notes	4,500	4,875
Acquisition related term debt	3,289	3,314
	338,007	185,254
Unamortized debt discount	(16,524)	(19,301)
Unamortized deferred financing costs	(13,539)	(5,379)
Unamortized debt premium	140	327
Total debt	308,084	160,901
Less current portion, net*	(1,697)	(1,884)
Long-term portion	$306,387	$159,017

*The current portion of the debt includes scheduled payments on the mortgage note, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of March 31, 2022.

Private Placement

On February 3, 2022, Columbia Care closed a private placement of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% Term Debt, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

The premium and paid interest were paid out of funds raised from February 2022 Private Placement. The Company accounted for the exchange of $31,750 aggregate principal amount of the existing Term Debt as a debt modification in accordance with ASC 470-50. The total unamortized debt and debt issuance costs of $2,153 related to modified portion of the Term Debt will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using effective interest rate.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

Total interest and amortization expense on the Company’s debt obligations during the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Interest expense	$9,426	$2,987
Amortization of debt discount	1,296	1,063
Amortization of debt premium	(49)	(70)
Amortization of debt issuance costs	689	248
Other interest (expense) income, net	(118)	(372)
Total interest expense	$11,244	$3,856

The weighted average interest rate on the Company’s indebtedness was 8.5%.
5.	ACQUISITIONS

Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”). Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The Option is exercisable by the Company after January 1, 2022, but cannot be exercised until the Company has sold its current TGS Longmont location. The Company is in process of finding a buyer for its current TGS Longmont location, and expects to close on its sale, and then exercise its option to purchase Medicine Man Longmont during the second quarter of 2022. The Company has recorded the Option as an intangible asset as of the November 1, 2021, closing date, at its estimated fair value of $5,899, which represents the ultimate purchase price associated with the underlying property, since the time period to exercise the Option is short and given the certainty expressed by management to exercise the Option. As of March 31, 2022 TGS Longmont is reflected within assets held for sale on the Company’s consolidated balance sheet Medicine Man was formed in 2010 for the purpose of selling medicinal and recreational cannabis products in the state of Colorado. Medicine Man owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the state of Colorado. The Company executed the Medicine Man Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and enter, or expand in the Colorado market.

The following table summarizes the preliminary fair value of total consideration transferred and the fair value of each major class of consideration for Medicine Man:

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

Equity purchase consideration comprised 5,840,229 Common Shares of which 4,857,184 were issued during the year 2021. As per the terms of the Merger Agreement, the Company paid $836 in cash and issued 1,099,549 milestone shares in settlement of contingent consideration during April 2022.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

Recognized amounts of identifiable assets acquired, and liabilities assumed, less cash and cash equivalents acquired:

Purchase price allocation
Assets acquired:
Inventory	$3,611
Prepaid expenses and other current assets	397
Option deposit	5,899
Property and equipment	1,498
Right of use assets	10,613
Goodwill	9,908
Intangible assets	30,370
Accounts payable	(696)
Accrued expenses and other current liabilities	(1,910)
Lease liabilities	(11,233)
Deferred tax liabilities	(8,822)
Consideration transferred	$39,635

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets and liabilities assumed, resulting in a goodwill of $ 9,908. The goodwill consists of expected synergies from combining operations of the Company and Medicine Man, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes. No adjustments to the preliminary allocation of purchase price impacted goodwill during the three months ended March 31, 2022. As additional information becomes available, the Company may revise the allocation to certain assets and liabilities and finalize the acquisition accounting within the required measurement period of one year.

Medicine Man’s state licenses and trademarks represented identifiable intangible assets acquired in the amounts of $26,900 and $3,470 respectively, which were determined to have definite useful lives of 10 and 5 years respectively.

The fair value of the acquired assets and liabilities are provisional pending receipt of the final valuations for those assets and liabilities.

In conjunction with the Medicine Man Transaction, the Company expensed $1,099 of acquisition-related costs, which have been included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
6.	PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	March 31, 2022	December 31, 2021
Land and buildings	$115,161	$113,736
Furniture and fixtures	10,009	8,564
Equipment	40,105	36,052
Computers and software	3,266	2,914
Leasehold improvements	158,501	145,259
Construction in process	89,389	86,326
Total property and equipment, gross	416,431	392,851
Less: Accumulated depreciation	(60,463)	(53,159)
Total property and equipment, net	$355,968	$339,692

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Total depreciation expense for three months ended	$7,328	$4,703
Included in:
Costs of sales related to inventory production	$4,127	$2,738
Selling, general and administrative expenses	$3,201	$1,965

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	March 31, 2022	December 31, 2021
Prepaid expenses	$15,131	$15,362
Short term deposits	7,746	6,960
Other current assets	3,398	5,822
Excise and sales tax receivable	1,251	1,108
Prepaid expenses and other current assets	$27,526	$29,252

8. OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	March 31, 2022	December 31, 2021
Long term deposits	$4,512	$5,602
Indemnification receivable	4,111	4,111
Investment in affiliates	775	776
Restricted cash	985	335
Notes receivable	2,195	2,211
Interest receivable	—	—
Other non-current assets	$12,578	$13,035

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	March 31, 2022	December 31, 2021
Accrued acquisition and settlement of pre-existing relationships	$75,427	$86,596
Taxes- property and other	12,076	14,062
Other accrued expenses	11,012	6,035
Payroll liabilities	8,436	12,799
Other current liabilities	7,374	4,673
Construction in progress	3,990	2,789
Accrued expenses and other current liabilities	$118,315	$126,954

10.SHAREHOLDERS’ EQUITY

The Company had the following activity during the three months ended March 31, 2022:
•	Granted 9,585,140 time-based restricted stock units and 1,473,261 performance-based restricted stock units during the three months ended March 31, 2022.
•

Issued 144,033 Common Shares upon vesting of RSU’s. An additional 93,453 shares were sold to cover for taxes on the share-based compensation unit that were issued during the three months ended March 31, 2022.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

11.  WARRANTS

As of March 31, 2022 and December 31, 2021, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	March 31, 2022		December 31, 2021
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	$5.71	-	$5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	1,723,250	3.10	1,723,250	3.10
May 14, 2023	1,818,788	2.95	1,998,788	2.95
May 14, 2023	1,897,000	5.84	1,897,000	5.84
	11,482,766	$7.22	11,662,766	$7.15

Warrant activity for the three months ended March 31, 2022 and 2021 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance at December 31, 2020	13,147,919	$6.91
Exercised	(262,200)	3.08
Balance at March 31, 2021	12,885,719	$6.99

Balance at December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance at March 31, 2022	11,482,766	$7.22

12.	LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(27,906)	$(29,163)
Less: Net loss attributable to non-controlling interests	(1,270)	(381)
Net loss attributable to shareholders	$(26,636)	$(28,782)

Denominator:
Weighted average shares outstanding - basic and diluted	376,397,260	294,815,943
Loss per share - basic and diluted	$(0.07)	$(0.10)

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect.

13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. Other than the accruals mentioned in this Note, the Company has not accrued any liabilities related to any pending claims potentially subject to indemnification arrangements in its condensed interim consolidated financial statements.

A former owner of the Company’s Florida-licensed business was sued by a former purported joint venture partner, alleging various statutory and common law claims related to the terminated joint venture. The Company was not a party to this lawsuit, but, as part of its acquisition of the business, had agreed to indemnify the owner for litigation costs and any judgment rendered in the matter, in excess of $750. On January 20, 2021, following an arbitration hearing, the arbitration panel issued a partial final award in the former joint venture partner’s favor on three of the 11 claims asserted and awarded the former joint venture partner $10,553 plus prejudgment interest from July 26, 2017 through the present, as well as reasonable attorneys’ fees. On March 2, 2021, the Panel issued a Final Award, awarding the former joint venture partner a total of $15,195, inclusive of prejudgment interest and attorneys’ fees. The Company was financially responsible for payment of the Final Award, pursuant to its indemnification commitment to the former owner. Two subsidiaries of the Company, and certain members of the Company’s management team were named in a separate lawsuit commenced by the same former joint venture partner alleging various claims related to the same terminated joint venture. The trial court dismissed a majority of the claims in the lawsuit. All parties to the arbitration and the additional lawsuit agreed to amicably resolve the arbitration and the additional lawsuit. There were no admissions of liability. In furtherance of the resolution, the Company made two payments of $11,425 each in December 2021 and January 2022 against the total accrual of $22,800 and accrued interest. The Company does not have an accrued balance as of March 31, 2022.

For the quarter ended September 30, 2021, the Company had anticipatorily accrued $68,000 for potential share issuances and cash payments for purposes of acquisition and settlement of pre-existing relationships, inclusive of prospective acquisition costs relating to third-party entities and other litigation costs. For the three months ended March 31, 2022, there have been no changes to the accrued balance. On April 18, 2022, in connection with the accrual, the Company issued 18,755,082 common shares and on April 18, 2022 and April 24, 2022 paid approximately $26,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth. VentureForth holds two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration (“ABRA”), specifically, one license to cultivate and manufacture medical cannabis and one license to dispense medical cannabis. The merger was approved by ABRA. The Company previously had a management services agreement with VentureForth. In further connection with the accrual, the shares issued, and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties.

Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. In the opinion of management, and based on management's consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, no provision has been made in these condensed interim consolidated financial statements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Derivative liability	$—	$—	$(7,478)	$(7,478)
Contingent consideration	—	—	(41,025)	(41,025)
	$—	$—	$(48,503)	$(48,503)

December 31, 2021
Derivative liability	$—	$—	$(6,795)	$(6,795)
Contingent consideration	—	—	(40,941)	(40,941)
	$—	$—	$(47,736)	$(47,736)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value
Contingent Consideration	Discounted cash flow approach	Risk adjusted discount rate and forecasted EBITDA	Increase or decrease in risk adjusted discount rate and forecasted EBITDA will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, deposits and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of March 31, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s notes receivable, other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2022 and December 31, 2021. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

15. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Goodwill	$256,346	$256,346
Less: Accumulated impairment on goodwill	(72,328)	(72,328)
Total goodwill, net	184,018	184,018

Licenses	285,854	285,854
Trademarks	59,694	59,694
Customer Relationships	52,500	52,500
Total intangible assets	398,048	398,048
Less: Accumulated amortization	(42,465)	(30,261)
Total intangible assets, net	$355,583	$367,787

The amortization expense for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Amortization for the period included in selling, general and administrative expenses	$12,204	$2,906

16. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended March 31,
	2022	2021
Salaries and benefits	$30,371	$24,280
Professional fees	6,809	5,325
Depreciation and amortization	15,710	5,137
Operating facilities costs	10,037	6,588
Operating office and general expenses	2,777	3,459
Advertising and promotion	4,257	2,580
Other fees and expenses	1,331	665
Total selling, general and administrative expenses	$71,292	$48,034

17. OTHER EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended March 31,
	2022	2021
Rental income	$(762)	$—
Change in fair value of the derivative liability	683	179
Other expense	18	74
Total other expense, net	$(61)	$253

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31 2022 and 2021

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

18.	SUBSEQUENT EVENTS

In April 2022, the Company issued 18,755,082 common shares and, on April 18, 2022 and April 24, 2022 paid approximately $26,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth, and holds two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration (“ABRA”), specifically, one license to cultivate and manufacture medical cannabis and one license to dispense medical cannabis. The merger was approved by ABRA. The Company previously had a management services agreement with VentureForth. In further connection with the acquisition, the shares issued and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s condensed interim consolidated financial statements and the accompanying notes for the three months ended March 31, 2022 and 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A-Risk Factors” and elsewhere in the included in Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 and subsequent securities filing.

Columbia Care’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

COLUMBIA CARE OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

As one of the largest fully integrated operators in the global medical cannabis industry, our strategy to grow our business is comprised of the following key components:

•	Expansion and development within and outside our current markets
•	Patient-centric, provider-based model to leverage health and wellness focus
•	Consistency of proprietary product portfolio comprised of branded consumer products and pharmaceutical quality proprietary products.
•	Intellectual property and data-driven innovation

Our performance and future success are dependent on several factors. These factors are also subject to inherent risks and challenges, some of which are discussed below.

Branding

We have established a national branding strategy across each of the jurisdictions in which we operate. Maintaining and growing our brand appeal is critical to our continued success.

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. Outside of the United States, our products may be subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. In recent years, a temporary federal legislative enactment that prohibits the Department of Justice from expending appropriated funds to enforce federal laws that interfere with a state's implementation of its own medical marijuana laws has been included in multiple Appropriations laws that have passed Congress. This so-called budget rider is known as the Rohrbacher-Farr Amendment. The Rohrbacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015. The Rohrabacher-Farr Amendment was renewed most recently in the Omnibus Appropriations Act of 2021, which funds the agencies of the federal government through September 30, 2021. On September 30, 2021, the Amendment was extended through the signing of a continuing resolution, effective through February 18, 2021, and has since been extended again until September 30, 2022. Notably, the Rohrbacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities.

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

Recent Announcement

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to customary closing conditions and necessary regulatory approvals, the Cresco Transaction is expected to close in the fourth quarter of 2022. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis)

SELECTED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information derived from our condensed interim consolidated financial statements and the respective accompanying notes prepared in accordance with U.S. GAAP.

During the periods discussed herein, our accounting policies have remained consistent. The selected and summarized consolidated financial information below may not be indicative of our future performance.

Statement of Operations:

	Three months ended
	March 31, 2022	March 31, 2021	$ Change	% Change
Revenue	$123,087	$86,095	$36,992	43%
Cost of sales related to inventory production	(66,460)	(52,307)	(14,153)	27%
Cost of sales related to business combination fair value adjustments to inventories	—	(140)	140	-100%
Gross profit	56,627	33,648	22,979	68%
Selling, general and administrative expenses	(71,292)	(48,034)	(23,258)	48%
Loss from operations	(14,665)	(14,386)	(279)	2%
Other expense, net	(12,609)	(5,259)	(7,350)	140%
Income tax expense	(632)	(9,518)	8,886	-93%
Net loss	(27,906)	(29,163)	1,257	-4%
Net loss attributable to non-controlling interest	(1,270)	(381)	(889)	233%
Net loss attributable to Columbia Care Inc.	$(26,636)	$(28,782)	$2,146	-7%
Loss per share attributable to Columbia Care Inc. - based and diluted	$(0.07)	$(0.10)	$0.03	-28%
Weighted average number of shares outstanding - basic and diluted	376,397,260	294,815,943

Summary of balance sheet items:

	March 31, 2022	December 31, 2021
Total Assets	$1,482,443	$1,376,512
Total Liabilities	$952,743	$825,689
Total Long-Term Liabilities	$729,908	$581,692
Total Equity	$529,700	$550,823

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

The following tables summarizes our results of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change
Revenue	$123,087	$86,095	$36,992	43%
Cost of sales related to inventory production	(66,460)	(52,307)	(14,153)	27%
Cost of sales related to business combination fair value adjustments to inventory	—	(140)	140	-100%
Gross profit	56,627	33,648	22,979	68%
Operating expenses	(71,292)	(48,034)	(23,258)	48%
Loss from operations	(14,665)	(14,386)	(279)	2%
Other expense, net	(12,609)	(5,259)	(7,350)	140%
Loss before income taxes	(27,274)	(19,645)	(7,629)	39%
Income tax expense	(632)	(9,518)	8,886	-93%
Net loss	(27,906)	(29,163)	1,257	-4%
Net loss attributable to non-controlling interests	(1,270)	(381)	(889)	233%
Net loss attributable to Columbia Care Inc.	$(26,636)	$(28,782)	$2,146	-7%

Revenues

The increase in revenue of $36,992 for the three months ended March 31, 2022, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions. Our revenue is predominantly generated by retail sales which increased by $37,575 during the three months ended March 31, 2022 as compared to the prior year period.

During the three months ended March 31, 2022, we experienced a revenue reduction of $1,864 due to organic movement which includes our Legacy Columbia Care network as well as our acquisitions of (a) The Green Solution LCC (“the Green Solution”), (b) Resource Referral Services Inc., PHC Facilities Inc. and Wellness Earth Energy Dispensary, Inc., and a 49.9% ownership interest in Access Bryant SPC (collectively, “Project Cannabis”), (c) The Healing Center San Diego, Inc. (“the Healing Center”),. Our existing wholesale and retail network contributed to revenue reduction of $5,241 and the expansion of new wholesale and retail facilities contributed to revenue growth of $3,376 as compared to the prior period. Our acquisitions of (a) Cannascend Alternative, LLC and Cannascend Alternative Logan, LLC (together “Cannascend”), (b) Corsa Verde LLC (“Corsa Verde”), (c) Green Leaf Medical, LLC (“gLeaf”) and (d) Futurevision 2020, LLC and Futurevision Holdings, Inc. d/b/a Medicine Man (together, “Medicine Man”) contributed to an additional increase in revenue by $38,856 during the three months ended March 31, 2022, as compared to the prior period. Revenue increased by $38,702 related to our acquired retail facilities and $154 related to our acquired wholesale facilities.

Cost of Sales

The increase in cost of sales of $14,013 for the three months ended March 31, 2022 as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the three months ended March 31, 2022, we experienced a cost of sales reduction of $3,042 when compared to the prior period due to organic growth which includes our Legacy Columbia Care network as well as our acquisitions of the Green Solution, Project Cannabis and the Healing Center. Our existing wholesale and retail network contributed to a cost of sales reduction of $5,942 and the expansion of new wholesale and retail facilities contributed to a cost of sales growth of $2,900 as compared to the prior period. Our acquisitions of, Cannascend, Corsa Verde, gLeaf and Medicine Man contributed to an additional $17,055 of cost of sales during the three months ended March 31, 2022, as compared to the prior period. Cost of sales increased by $16,706 related to our acquired retail facilities and $349 related to our acquired wholesale facilities.

Gross Profit

The increase in gross profit of $22,979  for the three months ended March 31, 2022, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the three months ended March 31, 2022 we experienced a gross profit increase of $1,178 when compared to the prior period due to organic growth which includes our Legacy Columbia Care network as well as our acquisitions of the Green Solution, Project Cannabis and the Healing Center. Our existing wholesale and retail network contributed to a gross margin increase of $701 as compared to the prior period. Our acquisitions of Cannascend, Corsa Verde, gLeaf and Medicine Man contributed to an additional $21,801 of gross profit during the three months ended March 31, 2022, as compared to the prior year. Gross profit increased by $21,996 related to our acquired retail facilities and decreased $195 related to our acquired wholesale facilities.

Operating Expenses

The increase of $23,258 in operating expenses for the three months ended March 31, 2022 as compared to the prior year period was primarily attributable to an increase in depreciation and amortization of $10,573, salary and benefits of $6,091, operating facility costs of $3,449, advertising and promotion expense of $1,677 and professional expenses of $1,484 as we expanded our operations and increased the size and scope of our administrative functions.

Other Expense, Net

The decrease in other expense, net for the three months ended March 31, 2022 as compared to the prior year period was primarily due to increase in rental income of $762 which was partially offset by the change in fair value of derivative liability of $504.

Provisions for Income Taxes

The Company recorded income tax expense of $632 for the three months ended March 31, 2022, as compared to income tax expense of $9,518 for the three months ended March 31, 2021.

The Company’s current tax expense has increased in the current period, however, the decrease in in total tax expense is largely due to the Company’s previous acquisition activity that had generated deferred tax liabilities now giving rise to a deferred tax benefit. The Company operates in the legal cannabis industry but is subject to Section 280E of the Internal Revenue Code (“Section 280E”) which prohibits the Company from deducting non cost of goods sold related expenses. The result of Section 280E’s application to the Company results in permanent disallowance of ordinary and necessary business expenses. As a result of 280E the Company’s effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(27,906)	$(29,163)
Income tax	632	9,518
Depreciation and amortization	21,210	8,523
Interest expense, net and debt amortization	12,670	5,006
EBITDA (non-GAAP measure)	$6,606	$(6,116)
Adjustments:
Share-based compensation	6,374	7,786
Fair value mark-up for acquired inventory	—	140
Adjustments for acquisition and other non-core costs*	3,169	1,769
Fair-value changes on derivative liabilities	683	179
Adjusted EBITDA (non-GAAP measure)	$16,832	$3,758

Revenues	$123,087	$86,095
Adjusted EBITDA (non-GAAP measure)	$16,832	$3,758
Adjusted EBITDA margin (non-GAAP measure)	13.7%	4.4%

Revenues	$123,087	$86,095
Gross profit	$56,627	$33,648
Gross margin	46.0%	39.1%

*Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The increase in Adjusted EBITDA for the three months ended March 31, 2022, as compared to the prior year period, was primarily driven by improved gross margins and a greater operating income.

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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception, we may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of March 31, 2022, we did not have any significant external capital requirements.

Recent Financing Transactions

Private Placement

On February 3, 2022, we closed a private placement of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”). The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750 of the Company’s existing 13.0% Term Debt, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250 in cash pursuant to the offering of the 2026 Notes.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(27,822)	$(3,488)
Net cash used in investing activities	(29,555)	(10,141)
Net cash provided by financing activities	144,253	129,016
Net increase (decrease) in cash and cash equivalents	$86,876	$115,387

Operating Activities

During the three months ended March 31, 2022, operating activities used $27,822 of cash, primarily resulting from net loss of $27,906, and net changes in operating assets and liabilities of $25,932, partially offset by depreciation and amortization of $21,210, equity-based compensation expense of $6,374, and debt amortization expense of $1,936, change in fair value of derivative liability of $683 partially offset by change in deferred taxes of $4,560. The net change in operating assets and liabilities was primarily due to an increase in inventory of $14,851, decrease in accrued expenses and other current liabilities of $8,037, accounts payable of $12,072 and increase in other assets of $6,111 and decrease in prepaid expenses and other current assets of $1,942 as partially offset by an increase in other long-term liabilities by $6,299.

During the three months ended March 31, 2021, operating activities used $3,488 of cash, primarily resulting from net loss of $29,163, that was partially offset by depreciation and amortization of $8,523, equity-based compensation expense of 7,786, changes in deferred taxes of $5,319 and net changes in operating assets and liabilities of $2,543.

Investing Activities

During the three months ended March 31, 2022, investing activities used $29,555 of cash, purchases of property and equipment of $29,511 partially offset by proceeds from sale of property and equipment of $179.

During the three months ended March 31, 2021, investing activities used $10,141 of cash primarily for purchases of property and equipment of $7,232 and business acquisitions of $2,727.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $144,253 of cash, $145,984 in net proceeds received from issuance of debt partially offset by lease liability payments of $1,642.

During the three months ended March 31, 2021, financing activities provided $129,016 of cash primarily from issuance of debt of $133,436 that was partially offset by repayment of sellers note of $3,877 and payment of lease liabilities of $1,351.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$447,874	$24,555	$33,851	$32,867	$28,872	$26,276	$301,453
Sale-Leaseback commitments	233,430	9,536	9,844	10,162	10,490	10,829	182,569
2026 Notes	185,000	—	—	—	185,000	—	—
Term debt (principal)	38,215	—	38,215	—	—	—	—
Acquisition related term debt	3,289	101	106	110	114	119	2,739
Interest on term debts and notes	77,788	23,925	18,347	17,696	16,729	112	979
Convertible debt (principal)	80,100	—	5,600	—	74,500	—	—
Interest on convertible debt	14,981	4,750	4,671	4,470	1,090	—	—
Mortgage notes (principal)	19,903	374	388	414	439	18,288	—
Mortgage notes (interest)	5,347	1,145	1,131	1,105	1,080	886	—
Closing promissory note (principal)	4,500	1,500	1,500	1,500	—	—	—
Closing promissory note (interest)	585	315	195	75	—	—	—
Acquisition related real estate notes (principal)	7,000	—	2,000	5,000	—	—	—
Acquisition related real estate notes (interest)	975	540	360	75	—	—	—
Acquisition and settlement of pre-existing relationships	26,000	26,000	—	—	—	—	—
Total contractual obligations	$1,144,987	$92,741	$116,208	$73,474	$318,314	$56,510	$487,740

The above table excludes purchase orders for inventory in the normal course of business.

Effects of Inflation

Rising inflation rates have not had a substantial impact on our financial performance to date but may have an impact on our financial performance in the future as our ability to pass on an increase in costs is not entirely within our control.

Critical Accounting Estimates

We make judgements, estimates and assumptions about the future that affect assets and liabilities, and revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

The preparation of our condensed interim consolidated financial statements requires us to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2022 and December 31, 2021, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits with regulated U.S. financial institutions.

We provide credit to our customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as the majority of our sales are transacted with cash. Through our recently introduced Columbia Care National Credit program, we provide credit to customers in certain markets in which we operate.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the management of our capital structure. Our approach to managing liquidity is to estimate cash requirements from operations, capital expenditures and investments and ensure that we have sufficient liquidity funds our ongoing operations and to settle obligations and liabilities when due.

We expect to incur increased expenditures related to our operations, including marketing and selling expenses and capital expenditures as we expand our presence in current markets and expand into new markets.

To date, we have incurred significant cumulative net losses and we have not generated positive cash flows from our operations. We have therefore depended on financing from sale of our equity and from debt financing to fund our operations. Overall, we do not expect the net cash contribution from our operations and investments to be positive in the near term, and we therefore expect to rely on financing from equity or debt.

Market Risk

In addition to business opportunities and challenges applicable to any business operating in a fast-growing environment, our business operates in a highly regulated and multi-jurisdictional industry, which is subject to potentially significant changes outside of our control as individual states as well as the U.S. federal government may impose restrictions on our ability to grow our business profitably or enact new laws and regulations that open up new markets.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of our financial instrument will fluctuate because of changes in market interest rates. Our cash deposits bear interest at market rates.

Currency Risk

Our operating results and financial position are reported in thousands of U.S. dollars. We may enter into financial transactions denominated in other currencies, which would result in Columbia Care’s operations and financial position to be subject to currency transaction and translation risks.

As of March 31, 2022 and December 31, 2021, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Price Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices. We are subject to risk of prices of our products due to competitive or regulatory pressures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Background

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to the lack of appropriate controls over management’s fair value modeling of complex accounting and financial reporting issues in the impairment testing of goodwill and intangible assets.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

In response to the material weakness described above, the Company implemented a remediation plan to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.  The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Following the year ended December 31, 2021, the Company implemented a new control, whereby the Company will utilize third party specializing in fair value modeling and reviews and analyzes, at the Corporate level, potential impairment testing of goodwill and intangible assets on an annual basis or as necessary.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of our litigation matters occurring in the period covered by this report is found in Reference to Part I, Item 1, Note 13, Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Item 1A of our registration statement on Form 10, filed on May 9, 2022, which is incorporated by reference herein.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2021, Columbia Care issued 237,486 common shares pursuant to its long-term incentive plan (“LTIP”).

The Company relied on the exemption from registration provided by Rule 701 of the Securities Act of 1933, as amended, Securities Act to issue securities to its employees, consultants, officers and directors pursuant to the LTIP.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibit Index

Exhibit Number	Description
2.1

Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2022)

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

10.1	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)
10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

‡        Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA CARE INC

Date:5/16/2022	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date:5/16/2022	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer