Form 10-Q
period 2022-06-30
Columbia Care Inc.
filed 2022-08-15
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐  No  ☐

As of August 8, 2022, there were 386,406,231 shares of common stock, no par value per share, outstanding.

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

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$81,440	$82,198
Accounts receivable, net of allowances of $2,222 and, $2,542, respectively	11,193	18,302
Inventory	121,514	94,567
Prepaid expenses and other current assets	28,333	29,252
Prepaid Income Tax	11,510	—
Assets held for sale	2,120	2,120
Total current assets	256,110	226,439

Property and equipment, net	373,877	339,692
Right of use assets - operating leases, net	190,204	179,099
Right of use assets - finance leases, net	64,645	66,442
Goodwill	184,018	184,018
Intangible assets, net	337,798	367,787
Other non-current assets	13,813	13,035
Total assets	1,420,465	1,376,512

Liabilities and Equity
Current liabilities:
Accounts payable	35,046	44,007
Accrued expenses and other current liabilities	57,211	126,954
Income tax payable	—	26,537
Contingent consideration	25,680	29,345
Current portion of lease liability - operating leases	9,266	9,056
Current portion of lease liability - finance leases	5,665	5,092
Current portion of long-term debt, net	4,509	1,884
Liabilities held for sale	1,122	1,122
Total current liabilities	138,499	243,997

Long-term debt, net	321,157	159,017
Deferred taxes	85,908	79,477
Long-term lease liability - operating leases	188,201	176,004
Long-term lease liability - finance leases	68,534	70,268
Contingent consideration	11,680	11,596
Derivative liability	1,098	6,795
Other long-term liabilities	77,419	78,535
Total liabilities	892,496	825,689
Commitments and contingencies

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of June 30, 2022 and December 31, 2021, respectively, 386,406,231 and 361,423,270 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of June 30, 2022 and December 31, 2021, respectively, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of June 30, 2022 and December 31, 2021, respectively; 12,298,128 and 14,729,636 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	1,099,033	1,039,726
Accumulated deficit	(568,462)	(468,335)
Equity attributable to Columbia Care Inc.	530,571	571,391
Non-controlling interest	(2,602)	(20,568)
Total equity	527,969	550,823
Total liabilities and equity	$1,420,465	$1,376,512

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$129,571	$102,387	$252,658	$188,482
Cost of sales related to inventory production	(78,723)	(59,288)	(145,183)	(111,595)
Cost of sales related to business combination fair value adjustments to inventory	—	(1,352)	-	(1,492)
Gross profit	50,848	41,747	107,475	75,395
Selling, general and administrative expenses	(72,956)	(52,503)	(144,248)	(100,537)
Loss from operations	(22,108)	(10,756)	(36,773)	(25,142)
Other expense:
Interest (expense) income on leases, net	(1,370)	(1,614)	(2,796)	(2,764)
Interest (expense) income, net	(11,484)	(4,009)	(22,728)	(7,865)
Other income (expense), net	(591)	572	(530)	319
Total other expense	(13,445)	(5,051)	(26,054)	(10,310)

Loss before income taxes	(35,553)	(15,807)	(62,827)	(35,452)
Income tax expense	(18,702)	(2,850)	(19,334)	(12,368)
Net loss and comprehensive loss	(54,255)	(18,657)	(82,161)	(47,820)
Net gain/(loss) attributable to non-controlling interests	(427)	(513)	(1,697)	(894)
Net loss attributable to shareholders	$(53,828)	$(18,144)	$(80,464)	$(46,926)

Weighted-average number of shares used in earnings per share - basic and diluted	394,023,144	313,771,867	385,258,892	304,346,270
Loss attributable to shares (basic and diluted)	$(0.14)	$(0.06)	$(0.21)	$(0.15)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	180,000	—	425	—	425	—	425
Net loss	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance, March 31, 2022	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700

Equity-based compensation (1)	21,034,418	—	49,346	—	49,346	—	49,346
Issuance of shares in connection with acquisitions	1,099,549	—	3,178	—	3,178	—	3,178
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Conversion of convertible notes	—	—	—	—	—	—	—
Conversion between classes of shares	2,431,508	(2,431,508)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Warrants exercised	—	—	—	—	—	—	—
Net loss	—	—	—	(53,828)	(53,828)	(427)	(54,255)
Balance, June 30, 2022	386,406,231	12,298,128	$1,099,033	$(568,462)	$530,571	$(2,602)	$527,969
(1)	The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(Unaudited)

(expressed in thousands of U.S. dollars, except for number of shares)

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2020	250,003,917	26,507,914	$632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation (1)	190,925	—	7,792	—	7,792	—	7,792
Issuance of shares, net	21,792,500	—	133,151	—	133,151	—	133,151
Issuance of shares in connection with acquisitions	971,541	—	4,972	—	4,972	—	4,972
Conversion between classes of shares	9,236,733	(9,236,733)	—	—	—	—	—
Cancellation of restricted stock awards	(13,770)	(8,077)	—	—	—	—	—
Warrants exercised	262,200	—	808	—	808	—	808
Net loss	—	—	—	(28,782)	(28,782)	(381)	(29,163)
Balance, March 31, 2021	282,444,046	17,263,104	778,785	(354,020)	424,765	(20,256)	404,509

Equity-based compensation (1)	4,787,211	—	2,582	—	2,582	—	2,582
Issuance of shares in connection with acquisitions	54,238,143	—	189,019	—	189,019	—	189,019
Conversion of convertible notes	4,550,139	—	23,919	—	23,919	—	23,919
Conversion between classes of shares	1,584,570	(1,584,570)	—	—	—	—	—
Cancellation of restricted stock awards	(85,755)	(330,646)	—	—	—	—	—
Warrants exercised	551,743	—	1,093	—	1,093	—	1,093
Non-controlling interest buyouts	—	—	1,964	—	1,960	(1,960)	—
Net loss	—	—	—	(18,144)	(18,144)	(513)	(18,657)
Balance, June 30, 2021	348,070,097	15,347,888	$997,362	$(372,164)	$625,198	$(22,729)	$602,469

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,161)	$(47,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,268	17,725
Equity-based compensation	14,052	13,334
Debt amortization expense	4,073	2,428
Loss on Conversion of debts	-	1,580
Earnout adjustment	476	-
Provision for obsolete inventory and other assets	272	1,942
Change in fair value of derivative liability	(5,697)	(1,913)
Deferred taxes	13,762	4,888
Other	730	(154)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	6,978	1,842
Inventory	(27,218)	(8,472)
Prepaid expenses and other current assets	(1,684)	(4,347)
Other assets	(12,961)	5,578
Payroll liabilities	(1,230)	(1,994)
Accounts payable	(2,920)	(110)
Accrued expenses and other current liabilities	(22,842)	(4,991)
Income taxes payable	(38,047)	3,314
Other long-term liabilities	13,366	(1,945)
Net cash used in operating activities	(99,783)	(19,115)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(963)	(35,214)
Purchases of property and equipment	(58,673)	(32,261)
Cash paid for other acquisition	-	(15,727)
Proceeds from sale of plant, property and equipment	255	-
Cash (paid) received on deposits, net	1,699	(1,402)
Cash for loan under Cannascend and Corsa Verde agreements	-	(281)
Net cash used in investing activities	(57,682)	(84,885)
Cash flows from financing activities:
Proceeds from issuance of debt	153,250	74,500
Debt issuance costs	(7,698)	(2,980)
Proceeds from issue of equity	-	133,559
Equity issuance costs	-	(408)
Repayment of debt	(278)	-
Issuance of Mortgage	16,500	-
Repayment of sellers note	(1,125)	(7,875)
Payment of lease liabilities	(2,966)	(4,590)
Exercise of warrants	425	1,901
Taxes paid on equity based compensation	(401)	(2,965)
Net cash provided by financing activities	157,707	191,142
Net increase (decrease) in cash	242	87,142
Cash and restricted cash at beginning of the period	82,533	71,969
Cash and restricted cash at end of the period	82,775	159,111
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	81,440	148,750
Restricted cash	1,335	10,361
Cash and cash equivalents and restricted cash, end of period	82,775	159,111
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,424	$10,168
Operating cash flows from finance leases	$2,913	$2,413
Financing cash flows from finance leases	$2,965	$4,590
Cash paid for interest on other obligations	$12,180	$6,141
Cash paid for income taxes	$43,759	$4,312
Lease liabilities arising from the recognition of finance right-of-use assets	$10,406	$13,456
Lease liabilities arising from the recognition of operating right-of-use assets	$1,851	$31,382
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$7,957	$15,182
Shares issued in connection with business acquisitions	$3,178	$132,201

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three AND SIX months ended jUNE 30, 2022 and 2021

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

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to customary closing conditions and necessary regulatory approvals, the Cresco Transaction is expected to close around the end of 2022. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis).
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

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s 2021 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2022. There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Dispensary	$109,457	$85,942	$212,799	$159,899
Cultivation and wholesale	20,093	16,417	39,815	28,496
Other	21	28	44	87
	$129,571	$102,387	252,658	$188,482

During the three and six months ended June 30, 2022, the Company netted discounts of $48,618 and $22,712, against the revenues, respectively. During the three and six months ended June 30, 2021, the Company netted discounts of $25,542 and $13,337, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

3.	INVENTORY

Details of the Company’s inventory are shown in the table below:

	June 30, 2022	December 31, 2021
Accessories	$778	$815
Work-in-process - cannabis in cures and final vault	50,993	52,519
Finished goods - dried cannabis, concentrate and edible products	69,743	41,233
Total inventory	$121,514	$94,567

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of local market conditions in Colorado, there was a $2,400 write-down during the three and six months ended June 30, 2022.

4.	CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	June 30, 2022	December 31, 2021
2026 Notes	$185,000	$—
Term debt	38,215	69,965
2025 Convertible Notes	74,500	74,500
Mortgage Notes	36,271	20,000
2023 Convertible Notes	5,600	5,600
Acquisition related real estate notes	7,000	7,000
Acquisition related promissory notes	3,750	4,875
Acquisition related term debt	3,314	3,314
	353,650	185,254
Unamortized debt discount	(15,206)	(19,301)
Unamortized deferred financing costs	(12,880)	(5,379)
Unamortized debt premium	102	327
Total debt, net	325,666	160,901
Less current portion, net*	(4,509)	(1,884)
Long-term portion	$321,157	$159,017

*The current portion of the debt includes scheduled payments on the mortgage note, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of June 30, 2022.

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

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The Company accounted for the exchange of $31,750 aggregate principal amount of the existing Term Debt as a debt modification in accordance with ASC 470-50. The total unamortized debt and debt issuance costs of $2,153, related to modified portion of the Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

Total interest and amortization expense on the Company’s debt obligations during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$9,426	$2,910	$18,852	$5,897
Amortization of debt discount	1,301	959	2,597	2,022
Amortization of debt premium	(38)	(70)	(87)	(140)
Amortization of debt issuance costs	875	298	1,564	546
Other interest (expense) income, net	(80)	(88)	(198)	(460)
Total interest expense	$11,484	$4,009	$22,728	$7,865

The weighted average interest rate on the Company’s indebtedness was 8.6%.
5.	ACQUISITIONS

Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”). Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The Option was exercised by the Company on August 12, 2022 following the sale of the Company’s former TGS Longmont location in July 2022. The Company has recorded the Option as an intangible asset as of the November 1, 2021, closing date, at its estimated fair value of $5,899, which represents the ultimate purchase price associated with the underlying property, since the time period to exercise the Option is short and given the certainty expressed by management to exercise the Option. As of June 30, 2022 TGS Longmont is reflected within assets held for sale on the Company’s consolidated balance sheet. Medicine Man was formed in 2010 for the purpose of selling medicinal and recreational cannabis products in the state of Colorado. Medicine Man owns and operates vertically integrated cultivation facilities, manufacturing facilities and retail dispensaries in the state of Colorado. The Company executed the Medicine Man Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and expand in the Colorado market.

The following table summarizes the preliminary fair value of total consideration transferred and the fair value of each major class of consideration for Medicine Man:

Consideration transferred
Cash consideration	$7,240
Closing shares	23,955
Contingent consideration	3,664
Purchase option obligation	5,899
Total unadjusted purchase price	40,758
Working capital adjustment	127
Total adjusted purchase price	40,885
Less: Cash and cash equivalents acquired	(1,250)
Total purchase price, net of cash and cash equivalents acquired	$39,635

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

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets and liabilities assumed, resulting in a goodwill of $9,908. The goodwill consists of expected synergies from combining operations of the Company and Medicine Man, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes. No adjustments to the preliminary allocation of purchase price impacted goodwill during the three and six months ended June 30, 2022. As additional information becomes available, the Company may revise the allocation to certain assets and liabilities and finalize the acquisition accounting within the required measurement period of one year.

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

Accounting for the August 12, 2022 acquisition of the Medicine Man Longmont transaction will be captured in the Company's Q3 financial statements.

Agreement and Plan of Merger with Green Leaf Medical LLC

Effective June 11, 2021, the Company and certain subsidiaries entered into an agreement and plan of merger (the “gLeaf Agreement”) with Green Leaf Medical LLC (“gLeaf”). Under the gLeaf Agreement, the Company may be obligated to provide contingent consideration, payable in common shares of the Company (the “Milestone Shares”), to the shareholders of gLeaf if gLeaf achieves certain performance-based milestones. The Company has retained a third-party expert to independently assess whether Milestone Shares have been earned for the time period of July 1, 2021 to June 30, 2022.

Accordingly, there has been no change to the value of the related contingent liability reported on the Company’s balance sheet as of June 30, 2022.

6.	PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	June 30, 2022	December 31, 2021
Land and buildings	$128,751	$113,736
Furniture and fixtures	10,456	8,564
Equipment	41,612	36,052
Computers and software	3,507	2,914
Leasehold improvements	200,892	145,259
Construction in process	56,829	86,326
Total property and equipment, gross	442,047	392,851
Less: Accumulated depreciation	(68,170)	(53,159)
Total property and equipment, net	$373,877	$339,692

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total depreciation expense for three months ended	$7,804	$4,978	$15,132	$9,681
Included in:
Costs of sales related to inventory production	$4,361	$2,946	8,488	5,684
Selling, general and administrative expenses	$3,443	$2,032	6,644	3,997

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	June 30, 2022	December 31, 2021
Prepaid expenses	$17,303	$15,362
Short term deposits	5,621	6,960
Other current assets	4,197	5,822
Excise and sales tax receivable	1,212	1,108
Prepaid expenses and other current assets	$28,333	$29,252

8.	OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	June 30, 2022	December 31, 2021
Long term deposits	$5,413	$5,602
Indemnification receivable	2,180	4,111
Investment in affiliates	775	776
Restricted cash	1,335	335
Notes receivable	4,110	2,211
Other non-current assets	$13,813	$13,035

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	June 30, 2022	December 31, 2021
Accrued acquisition and settlement of pre-existing relationships	$200	$86,596
Taxes - property and other	9,962	14,062
Other accrued expenses	27,605	6,035
Payroll liabilities	11,569	12,799
Other current liabilities	7,875	4,673
Construction in progress	-	2,789
Accrued expenses and other current liabilities	$57,211	$126,954

As of June 30, 2022 the Company has recorded a net $7,000 relating to cross-indemnification claims relating to a prior acquisition.
10.	SHAREHOLDERS’ EQUITY

The Company had the following activity during the six months ended June 30, 2022:

•	Granted 9,561,144 time-based restricted stock units and 1,473,261 performance-based restricted stock units during the six months ended June 30, 2022.
•

Issued 2,395,792 Common Shares upon vesting of RSU’s. An additional 888,683 shares were sold to cover for taxes on the share-based compensation units that were issued during the six months ended June 30, 2022.

11.	WARRANTS

As of June 30, 2022 and December 31, 2021, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	December 31, 2021
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	1,723,250	3.10	1,723,250	3.10
May 14, 2023	1,818,788	2.95	1,998,788	2.95
May 14, 2023	1,897,000	5.84	1,897,000	5.84
	11,482,766	$7.22	11,662,766	$7.15

Warrant activity for the six months ended June 30, 2022 and 2021 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance at December 31, 2020	13,147,919	$6.91
Exercised	(1,485,153)	5.01
Balance at June 30, 2021	11,662,766	$7.15

Balance at December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance at June 30, 2022	11,482,766	$7.22

12.	LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net loss	$(54,255)	$(18,657)	$(82,161)	$(47,820)
Less: Net gain/(loss) attributable to non-controlling interests	(427)	(513)	(1,697)	(894)
Net loss attributable to shareholders	$(53,828)	$(18,144)	$(80,464)	$(46,926)

Denominator:
Weighted average shares outstanding - basic and diluted	394,023,144	313,771,867	385,258,892	304,346,270
Loss per share - basic and diluted	$(0.14)	$(0.06)	$(0.21)	$(0.15)

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

Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. In the opinion of management, and based on management's consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, other than as noted in Footnote 9 above, no provisions has been made in these condensed interim consolidated financial statements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

14.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2022
Derivative liability	$—	$—	$(1,098)	$(1,098)
Contingent consideration	—	—	(37,360)	(37,360)
	$—	$—	$(38,458)	$(38,458)

December 31, 2021
Derivative liability	$—	$—	$(6,795)	$(6,795)
Contingent consideration	—	—	(40,941)	(40,941)
	$—	$—	$(47,736)	$(47,736)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value
Contingent Consideration	Discounted cash flow approach	Risk adjusted discount rate and forecasted EBITDA	Increase or decrease in risk adjusted discount rate and forecasted EBITDA will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, deposits and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of June 30, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s notes receivable, other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2022 and December 31, 2021. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Goodwill	$256,346	$256,346
Less: Accumulated impairment on goodwill	(72,328)	(72,328)
Total goodwill, net	184,018	184,018

Licenses	278,479	285,854
Trademarks	59,694	59,694
Customer Relationships	52,500	52,500
Total intangible assets	390,673	398,048
Less: Accumulated amortization	(52,875)	(30,261)
Total intangible assets, net	$337,798	$367,787

The amortization expense for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization for the period included in selling, general and administrative expenses	$10,454	$2,906	$22,658	$5,812

16.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Salaries and benefits	$34,449	$24,366	$64,820	$48,646
Professional fees	4,865	5,740	11,674	11,065
Depreciation and amortization	14,218	5,349	29,928	10,486
Operating facilities costs	11,058	7,062	21,095	13,650
Operating office and general expenses	2,856	3,959	5,633	7,418
Advertising and promotion	4,105	3,672	8,362	6,252
Other fees and expenses	1,405	2,355	2,736	3,020
Total selling, general and administrative expenses	$72,956	$52,503	$144,248	$100,537

17.	OTHER EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Change in fair value of the derivative liability	(6,380)	(2,092)	(5,697)	(1,913)
Loss on extinguishment of debt	—	1,580	—	1,580
Earnout adjustment	476	—	476	—
Other expense	7,388	(60)	7,406	14
Rental income	(893)	—	(1,655)	—
Total other expense, net	$591	$(572)	$530	$(319)

18.	SUBSEQUENT EVENTS

•

On March 23, 2022, the Company and Cresco Labs, announced the execution of the Arrangement Agreement, by and between the Company and Cresco Labs. On July 8, 2022, the Company held a special meeting of the shareholders of the Company at which the shareholders approved the Cresco Transaction.  On July 15, 2022, the Company also obtained the final order from the Supreme Court of British Columbia approving the Arrangement Agreement with Cresco Labs.

•

On November 1, 2021, the Company acquired a 100% ownership interest in Medicine Man, through the Merger Agreement. Concurrently with the Merger Agreement, the Company was granted the Option to purchase Medicine Man Longmont.  The Option was exercised by the Company on August 12, 2022 following the sale of the Company’s former TGS Longmont location in July 2022.  The Company executed the Medicine Man Transaction in order to continue to grow revenues, expand its cultivation facilities, manufacturing facilities and dispensaries, and expand in the State of Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s condensed interim consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2022 and 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2021 Form 10-K filed with the SEC on March 31, 2022 and subsequent securities filings.

Columbia Care’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF COLUMBIA CARE

Our principal business activity is the production and sale of cannabis. We strive to be the premier provider of cannabis-related products in each of the markets in which we operate. Our mission is to improve lives by providing cannabis-based health and wellness solutions through community partnerships, research, education and the responsible use of our products as a natural means to improve the quality of life of our patients and customers.

COLUMBIA CARE OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

As one of the largest fully integrated operators in the cannabis industry, our strategy to grow our business is comprised of the following key components:

•	Expansion and development within and outside our current markets
•	Patient-centric, provider-based model to leverage health and wellness focus
•	Consistency of proprietary product portfolio comprised of branded consumer and patient products
•	Intellectual property and data-driven innovation

Our performance and future success are dependent on several factors. These factors are also subject to inherent risks and challenges, some of which are discussed below.

Branding

We have established a national branding strategy across each of the jurisdictions in which we operate. Maintaining and growing our brand appeal is critical to our continued success.

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. Outside of the United States, our products may be subject to tariffs, treaties and various trade agreements as well as laws affecting the importation of consumer goods. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. In recent years, a temporary federal legislative enactment that prohibits the Department of Justice from expending appropriated funds to enforce federal laws that interfere with a state's implementation of its own medical marijuana laws has been included in multiple Appropriations laws that have passed Congress. This so-called budget rider is known as the Rohrbacher-Farr Amendment. The Rohrbacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015. The Rohrabacher-Farr Amendment was extended most recently through September 30, 2022. Notably, the Rohrbacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement related to adult-use activities.

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

Growth Strategies

We have a successful history of growing revenue and we believe we have a strong strategy aimed at continuing our history of expansion in both current and new markets. Our future depends, in part, on our ability to implement our growth strategy including (i) product innovations; (ii) penetration of new markets; (iii) growth of wholesale revenue through third party retailers and distributors; (iv) future development and expansion of e-commerce and home delivery distribution capabilities; and (v) expansion of our cultivation and manufacturing capacity. Our ability to implement this growth strategy depends, among other things, on our ability to develop new products that appeal to consumers, maintain and expand brand loyalty, maintain and improve product quality and brand recognition, maintain and improve competitive position in our current markets, and identify and successfully enter and market products in new geographic areas and segments.

Recent Announcements

•

On March 23, 2022, the Company and Cresco Labs announced the execution of the Arrangement Agreement, whereby, among other things, Cresco Labs will acquire 100% issued and outstanding shares of the Company. On July 8, 2022, the Company held a special meeting of the shareholders of the Company at which the shareholders approved the Cresco Transaction. On July 15, 2022, the Company also obtained the final order from the Supreme Court of British Columbia approving the Arrangement Agreement with Cresco Labs.

•

On November 1, 2021, the Company acquired a 100% ownership interest in Medicine Man, through the Merger Agreement. Concurrently with the Merger Agreement, the Company was granted the Option to purchase Medicine Man Medicine Man Longmont.  The Option was exercised by the Company on August 12, 2022 following the sale of the Company’s former TGS Longmont location in July 2022.  The Company executed the Medicine Man Transaction in order to continue to grow revenues; expand its cultivation facilities, manufacturing facilities and dispensaries; and expand in the State of Colorado.

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

Statement of Operations:

	Three months ended				Six months ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$129,571	$102,387	$27,184	27%	$252,658	$188,482	$64,176	34%
Cost of sales related to inventory production	(78,723)	(59,288)	(19,435)	33%	(145,183)	(111,595)	(33,588)	30%
Cost of sales related to business combination fair value adjustments to inventories	—	(1,352)	1,352	(100%)	—	(1,492)	1,492	(100%)
Gross profit	50,848	41,747	9,101	22%	107,475	75,395	32,080	43%
Selling, general and administrative expenses	(72,956)	(52,503)	(20,453)	39%	(144,248)	(100,537)	(43,711)	43%
Loss from operations	(22,108)	(10,756)	(11,352)	106%	(36,773)	(25,142)	(11,631)	46%
Other expense, net	(13,445)	(5,051)	(8,394)	166%	(26,054)	(10,310)	(15,744)	153%
Income tax expense	(18,702)	(2,850)	(15,852)	556%	(19,334)	(12,368)	(6,966)	56%
Net loss	(54,255)	(18,657)	(35,598)	191%	(82,161)	(47,820)	(34,341)	72%
Net loss attributable to non-controlling interest	(427)	(513)	86	(17%)	(1,697)	(894)	(803)	90%
Net loss attributable to Columbia Care Inc.	$(53,828)	$(18,144)	$(35,684)	197%	$(80,464)	$(46,926)	$(33,538)	71%
Loss per share attributable to Columbia Care Inc. - based and diluted	(0.14)	$(0.06)	(0.08)	136%	$(0.21)	$(0.15)	$(0.05)	35%
Weighted average number of shares outstanding - basic and diluted	394,023,144	313,771,867			385,258,892	304,346,270

Summary of Balance Sheet items:

	June 30, 2022	December 31, 2021
Total Assets	$1,420,465	$1,376,512
Total Liabilities	$892,496	$825,689
Total Long-Term Liabilities	$753,997	$581,692
Total Equity	$527,969	$550,823

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2022 and 2021

The following tables summarizes our results of operations for the  three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$129,571	$102,387	$27,184	27%
Cost of sales related to inventory production	(78,723)	(59,288)	(19,435)	33%
Cost of sales related to business combination fair value adjustments to inventory	—	(1,352)	1,352	(100%)
Gross profit	50,848	41,747	9,101	22%
Operating expenses	(72,956)	(52,503)	(20,453)	39%
Loss from operations	(22,108)	(10,756)	(11,352)	106%
Other expense, net	(13,445)	(5,051)	(8,394)	166%
Loss before income taxes	(35,553)	(15,807)	(19,746)	125%
Income tax expense	(18,702)	(2,850)	(15,852)	556%
Net loss	(54,255)	(18,657)	(35,598)	191%
Net loss attributable to non-controlling interests	(427)	(513)	86	(17%)
Net loss attributable to Columbia Care Inc.	$(53,828)	$(18,144)	$(35,684)	197%

Revenues

The increase in revenue of $27,184 for the three months ended June 30, 2022, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the three months ended June 30, 2022, we experienced a revenue increase of $12,866 when compared to the prior period due to organic growth within our existing wholesale and retail network; this was also due to our recent acquisitions, including our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend, and Medicine Man. Our existing wholesale and retail network contributed to a Revenue increase of $21,516 as compared to the prior period. Our acquisitions of Cannascend and Medicine Man contributed to an additional $14,318 of Revenue during the three months ended June 30, 2022, as compared to the prior year. Revenue increased by $14,266 related to our acquired retail facilities and $52 related to our acquired wholesale facilities.

Cost of Sales

The increase in cost of sales of $18,083 for the three months ended June 30, 2022, as compared to the prior year period, was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the three months ended June 30, 2022, we experienced a cost of sales increase of $7,804 when compared to the prior period due to organic growth within our existing wholesale and retail network and due to our recent acquisitions, including 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend, and Medicine Man. Our acquisitions of Cannascend and Medicine Man contributed to an additional $8,910 of cost of sales during the three months ended June 30, 2022, as compared to the prior period. Furthermore, the cost of sales also increased by $1,912 due to a change in the valuation of certain inventory. Cost of sales increased by $8,701 related to our acquired retail facilities and $210 related to our acquired wholesale facilities.

Gross Profit

The increase in gross margin of $9,101 for the three months ended June 30, 2022, as compared to the prior year period, was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the three months ended June 30, 2022, we experienced a gross margin increase of $5,061 when compared to the prior period due to organic growth within our existing wholesale and retail network and due to our recent acquisitions including 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend and Medicine Man. Our existing wholesale and retail network contributed to a gross margin increase of $5,439 as compared to the prior period. Our acquisitions of Cannascend and Medicine Man contributed to an additional $5,407 of gross margin during the three months ended June 30, 2022, as compared to the prior year. Gross margin increased by $5,565 related to our acquired retail facilities and decreased $158 related to our acquired wholesale facilities.

Operating Expenses

The increase of $20,453 in operating expenses for the three months ended June 30, 2022 as compared to the prior year period was primarily attributable to an increase in salary and benefits expenses of $10,083, depreciation and amortization of $8,869, and operating facility costs of $3,996; this was primarily offset by a decrease in operating office and general expenses by $1,103 as we limited further expansion in the size and scope of our administrative functions.

Other Expense, Net

The increase in other expense, net of $8,394 for the three months ended June 30, 2022 as compared to the prior year period was primarily due to an increase in interest expense by $6,516. This was partially offset by an increase in rental income of $893 and losses on disposal of assets for the 3 months ended June 2021 of $1,580 (which did not exist in the current period); this was partially offset by the change in fair value of a derivative liability of $4,288.

Provisions for Income Taxes

The Company recorded income tax expense of $18,702 for the three months ended June 30, 2022, as compared to income tax expense of $2,850 for the three months ended June 30, 2021.

The following tables summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$252,658	$188,482	$64,176	34%
Cost of sales related to inventory production	(145,183)	(111,595)	(33,588)	30%
Cost of sales related to business combination fair value adjustments to inventory	—	(1,492)	1,492	(100%)
Gross profit	107,475	75,395	32,080	43%
Operating expenses	(144,248)	(100,537)	(43,711)	43%
Loss from operations	(36,773)	(25,142)	(11,631)	46%
Other expense, net	(26,054)	(10,310)	(15,744)	153%
Loss before income taxes	(62,827)	(35,452)	(27,375)	77%
Income tax expense	(19,334)	(12,368)	(6,966)	56%
Net loss	(82,161)	(47,820)	(34,341)	72%
Net loss attributable to non-controlling interests	(1,697)	(894)	(803)	90%
Net loss attributable to Columbia Care Inc.	$(80,464)	$(46,926)	$(33,538)	71%

Revenues

The increase in revenue of $64,176 for the six months ended June 30, 2022,  as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the six months ended June 30, 2022, we experienced a revenue increase of $35,724 when compared to the prior period due to organic growth within our existing wholesale and retail network and due to our recent acquisitions including 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend and Medicine Man. Our existing wholesale and retail network contributed to a revenue increase of $47,598 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, gLeaf and Medicine Man

contributed to an additional $28,451 of revenue during the six months ended June 30, 2022, as compared to the prior year. Revenue increased by $28,245 related to our acquired retail facilities and remained unchanged in relation to our acquired wholesale facilities.

Cost of Sales

The increase in cost of sales of $32,096 for the six months ended June 30, 2022, as compared to the prior year period, was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the six months ended June 30, 2022, we experienced a cost of sales increase of $13,263 when compared to the prior period due to organic growth within our existing wholesale and retail network and due to our recent acquisitions; these include 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend, and Medicine Man.. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, gLeaf and Medicine Man contributed to an additional $17,464 of cost of sales during the six months ended June 30, 2022, as compared to the prior period. Furthermore, the cost of sales also increased by $1,912 due to a change in the valuation of certain inventory. Cost of sales increased by $16,942 related to our acquired retail facilities and decreased $22 related to our acquired wholesale facilities.

Gross Profit

The increase in gross margin of $32,080 for the six months ended June 30, 2022, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the six months ended June 30, 2022, we experienced a gross margin increase of $22,462 when compared to the prior period due to organic growth within our existing wholesale and retail network and due to our recent acquisitions; these include 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, gLeaf, Cannascend, and Medicine Man. Our existing wholesale and retail network contributed to a gross margin increase of $21,784 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, gLeaf and Medicine Man contributed to an additional $10,986 of gross margin during the six months ended June 30, 2022, as compared to the prior year. Gross margin increased by $11,303 related to our acquired retail facilities and decreased ($22) related to our acquired wholesale facilities.

Operating Expenses

The increase of $43,711 in operating expenses for the six months ended June 30, 2022 as compared to the prior year period was primarily attributable to an increase in depreciation and amortization of $19,442, salary and benefits costs of $16,174, operating facility costs of $7,445, and advertising and promotion expense of $2,110 as the Company expanded its operations and increased the size and scope of its administrative functions.

Other Expense, Net

The increase in other expense, net of $15,744 for the six months ended June 30, 2022, as compared to the prior year period, was primarily due to increased interest expense on debt of $12,955, interest expense on debt issuance cost of $629, and interest expense on debt issuance on convertible debts of $323; this was offset by the increase in rental income of $1,655 and a loss on disposal of assets for the 6 months ended June 2021 of $1,580 (which did not exist in the current period).

Provisions for Income Taxes

The Company recorded income tax expense of $19,334 for the six months ended June 30, 2022, as compared to income tax expense of $12,368 for the six months ended June 30, 2021.

The Company’s current tax expense has increased in the current period, however, the decrease in total tax expense is largely due to the Company’s previous acquisition activity that had generated deferred tax liabilities now giving rise to a deferred tax benefit. The Company operates in the legal cannabis industry but is subject to Section 280E of the Internal Revenue Code (“Section 280E”) which prohibits the Company from deducting non cost of goods sold related expenses. The result of Section 280E’s application to the Company results in permanent disallowance of ordinary and necessary business expenses. As a result of Section 280E, the Company’s effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(54,255)	$(18,657)	$(82,161)	$(47,820)
Income tax	18,702	2,850	19,334	12,368
Depreciation and amortization	20,058	9,202	41,268	17,725
Interest expense, net and debt amortization	11,499	5,623	24,169	10,629
EBITDA (non-GAAP measure)	$(3,996)	$(982)	$2,610	$(7,098)
Adjustments:
Share-based compensation	7,678	5,548	14,052	13,334
Fair value mark-up for acquired inventory	—	1,352	—	1,492
Adjustments for acquisition and other non-core costs*	14,727	3,323	18,013	5,092
Loss on extinguishment of debt	—	1,580	—	1,580
Fair-value changes on derivative liabilities	(6,380)	(2,092)	(5,697)	(1,913)
Adjusted EBITDA (non-GAAP measure)	$12,029	$8,729	$28,978	$12,487

Revenues	$129,571	$102,387	$252,658	$188,482
Adjusted EBITDA (non-GAAP measure)	$12,029	$8,729	$28,978	$12,487
Adjusted EBITDA margin (non-GAAP measure)	9.3%	8.5%	11.5%	6.6%

Revenues	$129,571	$102,387	$252,658	$188,482
Gross profit	$50,848	$41,747	$107,475	$75,395
Gross margin	39.2%	40.8%	42.5%	40.0%

*Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The increase in Adjusted EBITDA for the three and six months ended June 30, 2022, as compared to the prior year period, was primarily driven by improved gross margins and a greater operating income.

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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of June 30, 2022, we did not have any significant external capital requirements.

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

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(99,783)	$(19,115)
Net cash used in investing activities	(57,682)	(84,885)
Net cash provided by financing activities	157,707	191,142
Net increase (decrease) in cash and cash equivalents	$242	$87,142

Operating Activities

During the six months ended June 30, 2022, operating activities used $99,783 of cash, primarily resulting from a net loss of $82,161 and net changes in operating assets and liabilities of $86,558; this was partially offset by depreciation and amortization of $41,268, equity-based compensation expense of $14,052, debt amortization expense of $4,073, a change in fair value of a derivative liability of $5,697, and a change in deferred taxes of $13,762. The net change in operating assets and liabilities was primarily due to an increase in inventory of $27,218, a decrease in accrued expenses and other current liabilities of $24,071, a decrease in accounts payable of $2,920, an increase in other assets of $12,961, an increase in prepaid expenses and other current assets of $1,684, and an increase in other long-term liabilities by $13,366.

During the six months ended June 30, 2021, operating activities used $19,115 of cash, primarily resulting from a net loss of $47,820, that was partially offset by depreciation and amortization of $17,725, and equity-based compensation expense of $13,334.

Investing Activities

During the six months ended June 30, 2022, investing activities used $57,682 of cash pursuant to purchases of property and equipment of $58,673; this was partially offset by proceeds from the sale of property and equipment of $255 and cash received on deposits of $1,699.

During the six months ended June 30, 2021, investing activities used $84,885 of cash primarily for purchases of property and equipment of $32,261 and business acquisitions of $15,727.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $157,707 of cash, mainly due to $153,250 in net proceeds received from the issuance of debt and the issuance of a mortgage of $16,500; this was partially offset by lease liability payments of $2,966 and a debt issuance cost of $7,698.

During the six months ended June 30, 2021, financing activities provided $191,142 of cash primarily from proceeds from the issuance of equity of $133,559 and issuance of debt of $74,500, partially offset by repayment of a seller’s note of $7,875 and payment of lease liabilities of $4,590.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$457,694	$16,225	$34,839	$34,005	$30,102	$27,450	$315,073
Sale-Leaseback commitments	212,505	9,612	9,922	10,243	10,573	10,915	161,240
2026 Notes	185,000	-	-	-	185,000	-	-
Term debt (principal)	38,215	38,215	-	-	-	-	-
Acquisition related term debt	3,264	102	107	111	116	120	2,708
Interest on term debts and notes	76,504	23,271	17,748	17,695	16,728	111	951
Convertible debt (principal)	80,100		5,600	74,500	-	-	-
Interest on convertible debt	13,797	4,750	4,601	4,446	-	-	-
Mortgage notes (principal)	36,271	754	822	884	943	17,778	15,090
Mortgage notes (interest)	10,997	2,306	2,356	2,294	2,234	1,718	89
Closing promissory note (principal)	3,750	1,125	1,500	1,125	-	-	-
Closing promissory note (interest)	413	203	188	22	-	-	-
Acquisition related real estate notes (principal)	7,000	-	2,000	5,000	-	-	-
Acquisition related real estate notes (interest)	840	540	300	-	-	-	-
Total contractual obligations	$1,126,350	$97,103	$79,983	$150,325	$245,696	$58,092	$495,151

The above table excludes purchase orders for inventory in the normal course of business.

Effects of Inflation

Rising inflation rates have had a substantial impact on our financial performance to date and may have an impact on our financial performance in the future as our ability to pass on an increase in costs is not entirely within our control.

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

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of fair value contained within the hierarchy are:

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2022 and December 31, 2021, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

We provide credit to our customers in the normal course of business and have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash. Through our Columbia Care National Credit program, we provide credit to customers in certain markets in which we operate.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the management of our capital structure. Our approach to managing liquidity is to estimate cash requirements from operations, capital expenditures and investments and ensure that we have sufficient liquidity to fund our ongoing operations and to settle obligations and liabilities when due.

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

As of June 30, 2022 and December 31, 2021, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Price Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices. We are subject to the risk of price variability pursuant to our products due to competitive or regulatory pressures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant material changes to the market risks as disclosed in the Company’s 2021 Form 10-K.

Item 4. Controls and Procedures.

Background

As previously reported in the Company’s 2021 Form 10-K, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, specifically relating to the lack of appropriate controls over management’s fair value modeling of complex accounting and financial reporting issues in the impairment testing of goodwill and intangible assets.

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

Changes in Internal Control

In response to the material weakness described above, the Company implemented a remediation plan to address the material weakness. These remediation efforts, outlined below, were intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.  The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Following the year ended December 31, 2021, the Company implemented a new control, whereby the Company has utilized a new third party specializing in fair value modeling who will review and analyze, at the corporate level, potential impairment testing of goodwill and intangible assets on an annual basis or as necessary.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of our litigation matters occurring in the period covered by this report is found in Reference to Part I, Item 1, Note 13, Commitments and Contingencies, in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2021 Form 10-K, except as disclosed in Item 1A of our registration statement on Form 10, filed on May 9, 2022, which is incorporated by reference herein.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

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

COLUMBIA CARE INC

Date: August 15, 2022	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date: August 15, 2022	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer