Form 10-Q
period 2022-09-30
Columbia Care Inc.
filed 2022-11-14
CIK 1776738

sni

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 8, 2022, there were 400,438,063 shares of common stock, no par value per share, outstanding.

G

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
•
access to the services of banks for the Company, Cresco Labs or buyers of divestiture assets in relation to the Cresco Transaction (as defined herein);
•
the ability to complete divestitures in connection with the Cresco Transaction, including the closing of the Combs Transaction (as defined herein);
•
access to public and private capital;
•
unfavorable publicity or consumer perception of the cannabis industry;
•
expansion to the adult-use markets;
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

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$50,023	$82,198
Accounts receivable, net of allowances of $1,721 and, $2,542, respectively	12,647	18,302
Inventory	130,176	94,567
Prepaid expenses and other current assets	15,669	29,252
Assets held for sale	—	2,120
Total current assets	208,515	226,439

Property and equipment, net	370,820	339,692
Right of use assets - operating leases, net	197,311	179,099
Right of use assets - finance leases, net	62,344	66,442
Goodwill	189,917	184,018
Intangible assets, net	325,680	367,787
Other non-current assets	16,991	13,035
Total assets	1,371,578	1,376,512

Liabilities and Equity
Current liabilities:
Accounts payable	23,661	44,007
Accrued expenses and other current liabilities	90,217	126,954
Income tax payable	5,901	26,537
Contingent consideration	—	29,345
Current portion of lease liability - operating leases	10,291	9,056
Current portion of lease liability - finance leases	5,790	5,092
Current portion of long-term debt, net	42,155	1,884
Liabilities held for sale	—	1,122
Total current liabilities	178,015	243,997

Long-term debt, net	285,113	159,017
Deferred taxes	67,397	79,477
Long-term lease liability - operating leases	195,069	176,004
Long-term lease liability - finance leases	67,117	70,268
Contingent consideration	—	11,596
Derivative liability	855	6,795
Other long-term liabilities	77,135	78,535
Total liabilities	870,701	825,689

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of September 30, 2022 and December 31, 2021, respectively, 387,673,510 and 361,423,270 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of September 30, 2022 and December 31, 2021, respectively, none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of September 30, 2022 and December 31, 2021, respectively; 12,013,889 and 14,729,636 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	1,110,244	1,039,726
Accumulated deficit	(603,893)	(468,335)
Equity attributable to Columbia Care Inc.	506,351	571,391
Non-controlling interest	(5,474)	(20,568)
Total equity	500,877	550,823
Total liabilities and equity	$1,371,578	$1,376,512

The accompanying notes are an integral part of these Condensed Consolidated Interim Balance Sheets.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net of discounts	132,733	$132,322	$385,391	$320,804
Cost of sales related to inventory production	(80,462)	(69,525)	(225,645)	(181,120)
Cost of sales related to business combination fair value adjustments to inventory	(136)	(1,430)	(136)	(2,922)
Gross Margin	52,135	61,367	159,610	136,762
Selling, general and administrative expenses	(70,845)	(61,745)	(215,093)	(162,282)
Loss from operations	(18,710)	(378)	(55,483)	(25,520)
Other expense:
Interest (expense) income on leases, net	(1,365)	(1,067)	(4,161)	(3,831)
Interest (expense) income, net	(12,974)	(6,990)	(35,702)	(14,855)
Other income (expense), net	1,321	(48,934)	791	(48,615)
Total other expense	(13,018)	(56,991)	(39,072)	(67,301)

Loss before provision for income taxes	(31,728)	(57,369)	(94,555)	(92,821)
Income tax benefit (expense)	(6,575)	12,999	(25,909)	631
Net loss and comprehensive loss	(38,303)	(44,370)	(120,464)	(92,190)
Net loss attributable to non-controlling interests	(2,872)	(1,474)	(4,569)	(2,368)
Net loss attributable to shareholders	(35,431)	$(42,896)	$(115,895)	$(89,822)

Weighted-average number of shares used in earnings per share - basic and diluted	399,227,935	325,416,684	389,966,408	311,446,922
Loss attributable to shares (basic and diluted)	$(0.09)	(0.13)	(0.30)	(0.29)

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	180,000	—	425	—	425	—	425
Net loss	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance, March 31, 2022	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700

Equity-based compensation (1)	21,034,418	—	49,346	—	49,346	—	49,346
Issuance of shares in connection with acquisitions	1,099,549	—	3,178	—	3,178	—	3,178
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Conversion of convertible notes	—	—	—	—	—	—	—
Conversion between classes of shares	2,431,508	(2,431,508)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Warrants exercised	—	—	—	—	—	—	—
Net loss	—	—	—	(53,828)	(53,828)	(427)	(54,255)
Balance, June 30, 2022	386,406,231	12,298,128	1,099,033	(568,462)	530,571	(2,602)	527,969

Equity-based compensation (1)		—	6,780	—	6,780	—	6,780
Issuance of shares in connection with acquisitions	983,040	—	4,431	—	4,431	—	4,431
Conversion between classes of shares	284,239	(284,239)	—	—	—	—	—
Cancellation of restricted stock awards			—	—	—	—	—
Net loss	—	—	—	(35,431)	(35,431)	(2,872)	(38,303)
Balance, September 30, 2022	387,673,510	12,013,889	$1,110,244	$(603,893)	$506,351	$(5,474)	$500,877
(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Equity.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(Unaudited)

(expressed in thousands of U.S. dollars, except for number of shares)

		Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance, December 31, 2020	250,003,917	26,507,914	$632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation (1)	190,925	—	7,792	—	7,792	—	7,792
Issuance of shares, net	21,792,500	—	133,151	—	133,151	—	133,151
Issuance of shares in connection with acquisitions	971,541	—	4,972	—	4,972	—	4,972
Conversion between classes of shares	9,236,733	(9,236,733)	—	—	—	—	—
Cancellation of restricted stock awards	(13,770)	(8,077)	—	—	—	—	—
Warrants exercised	262,200	—	808	—	808	—	808
Net loss	—	—	—	(28,782)	(28,782)	(381)	(29,163)
Balance, March 31, 2021	282,444,046	17,263,104	778,785	(354,020)	424,765	(20,256)	404,509

Equity-based compensation (1)	4,787,211	—	2,582	—	2,582	—	2,582
Issuance of shares in connection with acquisitions	54,238,143	—	189,015	—	189,015	—	189,015
Cancellation of restricted stock awards	(85,755)	(330,646)	—	—	—	—	—
Conversion of convertible notes	4,550,139	—	23,919	—	23,919	—	23,919
Conversion between classes of shares	1,584,570	(1,584,570)	—	—	—	—	—
Non-controlling interest buyout	—	—	1,960	—	1,960	(1,960)	—
Warrants exercised	551,743	—	1,093	—	1,093	—	1,093
Net loss	—	—	—	(18,144)	(18,144)	(513)	(18,657)
Balance, June 30, 2021	348,070,097	15,347,888	$997,354	$(372,164)	$625,190	$(22,729)	$602,461

Equity-based compensation (1)	317,191	—	2,864	—	2,864	—	2,864
Issuance of shares in connection with acquisitions	1,701,633	—	690	—	690	—	690
Conversion between classes of shares	558,266	(558,266)	—	—	—	—	—
Cancellation of restricted stock awards	(12,449)	(3,435)	—	—	—	—	—
Net loss	—	—	—	(42,896)	(42,896)	(1,474)	(44,370)
Balance, September 30, 2021	350,634,738	14,786,187	$1,000,908	$(415,060)	$585,848	$(24,203)	$561,645
(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these Condensed Consolidated Interim Statements of Changes in Equity.

COLUMBIA CARE INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(120,464)	$(92,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,077	33,801
Equity-based compensation	20,649	18,029
Impairment of disposal group	—	2,000
Debt amortization expense	6,278	4,129
Loss on conversion of Convertible Notes	—	1,580
Earnout adjustment	349	-
Provision for obsolete inventory and other assets	5,040	2,284
Gain on remeasurement of contingent consideration	(37,362)	(23,582)
Change in fair value of derivative liability	(5,940)	(6,760)
Deferred taxes	(4,749)	(16,739)
Other	682	244
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	5,526	(645)
Inventory	(40,346)	(14,763)
Prepaid expenses and other current assets	7,623	5,316
Other assets	977	11,649
Accounts payable	(8,821)	4,183
Accrued expenses and other current liabilities	12,899	74,092
Income taxes payable	(20,636)	5,927
Other long-term liabilities	(1,335)	(11,522)
Net cash used in operating activities	(116,553)	(2,967)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	19	(44,268)
Purchases of property and equipment	(69,362)	(72,323)
Cash paid for other assets	—	(15,770)
Proceeds from sale of property and equipment	358	-
Cash (paid) received on deposits, net	(2,973)	(2,880)
Cash for loan under CannAscend and Corsa Verde agreements	—	(672)
Net cash used in investing activities	(71,958)	(135,913)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	133,559
Issuance of common shares and warrants costs	—	(408)
Proceeds from issue of debt	153,250	71,520
Issuance of Mortgage	16,500	-
Debt issuance costs	(7,699)	(210)
Repayment of debt	(457)	(9,550)
Repayment of sellers note	(1,500)
Payment of lease liabilities	(2,965)	(7,844)
Exercise of warrants	425	1,901
Taxes paid on equity based compensation	(218)	(4,791)
Net cash provided by financing activities	157,336	184,177
Net increase (decrease) in cash	(31,175)	45,297
Cash and restricted cash at beginning of the period	82,533	71,969
Cash and restricted cash at end of the period	51,358	117,266
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	50,023	116,931
Restricted cash	1,335	335
Cash and cash equivalents and restricted cash, end of period	$51,358	$117,266

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,862	$15,547
Operating cash flows from finance leases	4,355	3,814
Financing cash flows from finance leases	4,305	7,844
Cash paid for interest on other obligations	24,545	7,667
Cash paid for income taxes	51,435	10,379
Lease liabilities arising from the recognition of operating right-of-use assets	20,046	38,070
Lease liabilities arising from the recognition of finance right-of-use assets	1,891	18,743
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	2,513	18,242
Shares issued in connection with business acquisitions	$7,609	$132,201

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three AND Nine months ended September 30, 2022 and 2021

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

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to customary closing conditions and necessary regulatory approvals, the Cresco Transaction is expected to close around the end of the first quarter of 2023. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis).

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

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s 2021 Form 10-K, filed with the SEC, on March 31, 2022. There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Dispensary	$111,960	$103,368	$328,070	$263,267
Cultivation and wholesale	20,754	28,932	57,223	57,428
Other	19	22	98	109
	$132,733	$132,322	385,391	$320,804

During the three and nine months ended September 30, 2022, the Company netted discounts of $26,156 and $74,775 against the revenues, respectively. During the three and nine months ended September 30, 2021, the Company netted discounts of $17,209 and $39,921, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

Income taxes

The Company calculated its actual effective tax rate for the interim period and applied that rate to the interim period results. In accordance with ASC 740-270, at the end of each interim period the Company is required to determine its best estimate of its annual effective tax rate and apply that rate in providing income taxes on an interim period. However, in certain circumstances when the Company concludes it is unable to reliably estimate the annual effective tax rate for the year, the actual effective tax rate for the interim period may be used. The Company believes that, at this time, the use of the actual effective tax rate is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due the high degree of uncertainty in estimating annual pre-tax income due to the growth stage of the business, the correlation of Selling, General, and Administrative ("SG&A") expenses to revenue that are permanently disallowed via Section 280E of the Internal Revenue Code, and the timing of the completion of the Cresco transaction.

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

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	September 30, 2022	December 31, 2021
Accessories	$935	$815
Work-in-process - cannabis in cures and final vault	96,353	52,519
Finished goods - dried cannabis, concentrate and edible products	32,888	41,233
Total inventory	$130,176	$94,567

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of local market conditions in Colorado, there was a $4,760 and $7,160 write-down during the three and nine months ended September 30, 2022, respectively.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	September 30, 2022	December 31, 2021
2026 Notes	$185,000	$—
Term debt	38,215	69,965
2025 Convertible Notes	74,500	74,500
Mortgage Note	36,118	20,000
2023 Convertible Notes	5,600	5,600
Acquisition related real estate notes	7,000	7,000
Acquisition related promissory notes	3,375	4,875
Acquisition related term debt	3,239	3,314
	353,047	185,254
Unamortized debt discount	(13,885)	(19,301)
Unamortized deferred financing costs	(11,958)	(5,379)
Unamortized debt premium	64	327
Total debt, net	327,268	160,901
Less current portion, net*	(42,155)	(1,884)
Long-term portion	$285,113	$159,017

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of September 30, 2022.

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

Total interest and amortization expense on the Company’s debt obligations during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense on debt	$10,801	$5,233	$29,653	$11,130
Amortization of debt discount	1,325	1,351	3,922	3,373
Amortization of debt premium	(38)	(70)	(125)	(210)
Amortization of debt issuance costs	917	371	2,481	966
Other interest (expense) income, net	(31)	105	(229)	(404)
Total interest expense, net	$12,974	$6,990	$35,702	$14,855

The weighted average interest rate on the Company’s indebtedness was 8.82%.

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

Equity purchase consideration comprised 5,840,229 Common Shares of which 4,857,184 were issued during the year 2021. As per the terms of the Merger Agreement, the Company paid $836 in cash and issued 1,099,549 milestone shares in settlement of contingent consideration during April 2022. Also, upon closing of the Medicine Man Longmont Option, the Company paid $1,468 in cash and issued 983,040 Common Shares in August 2022.

Recognized amounts of identifiable assets acquired, and liabilities assumed, less cash and cash equivalents acquired:

Purchase price allocation
Assets acquired:
Inventory	$3,611
Prepaid expenses and other current assets	397
Property and equipment	1,498
Right of use assets	10,613
Goodwill	15,807
Intangible assets	30,370
Accounts payable	(696)
Accrued expenses and other current liabilities	(1,910)
Lease liabilities	(11,233)
Deferred tax liabilities	(8,822)
Consideration transferred	$39,635

The purchase price has been allocated on the basis of the preliminary estimates of fair values of assets and liabilities assumed, resulting in goodwill of $15,807. The goodwill consists of expected synergies from combining operations of the Company and Medicine Man, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

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

Agreement and Plan of Merger with Green Leaf Medical LLC

Effective June 11, 2021, the Company and certain subsidiaries entered into an agreement and plan of merger (the “gLeaf Agreement”) with Green Leaf Medical LLC (“gLeaf”). Under the gLeaf Agreement, the Company may be obligated to provide contingent consideration, payable in common shares of the Company (the “Milestone Shares”), to the shareholders of gLeaf if gLeaf achieves certain performance-based milestones through the 12-month period to June 30, 2022 and through the 12 month period through June 30, 2023 (collectively the “Milestone Periods”). The Company and the former shareholders of gLeaf have each engaged third-party experts to independently assess performance over the first Milestone Period through June 30, 2022 (the “First Milestone”) and had differing conclusions with respect to whether the First Milestone was met, in that the Company’s third-party expert determined that no Milestone Shares were payable for the First Milestone. The parties are in discussions with respect to the First Milestone and indemnification claims stemming from the gLeaf Agreement, however, if no agreement is reached this could result in litigation.

Agreement and Plan of Merger with Cresco Labs

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

6.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	September 30, 2022	December 31, 2021
Land and buildings	$128,639	$113,736
Furniture and fixtures	10,699	8,564
Equipment	42,032	36,052
Computers and software	3,546	2,914
Leasehold improvements	203,937	145,259
Construction in process	58,572	86,326
Total property and equipment, gross	447,425	392,851
Less: Accumulated depreciation	(76,605)	(53,159)
Total property and equipment, net	$370,820	$339,692

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total depreciation expense for three and nine months ended	$8,583	$6,138	$23,715	$15,819
Included in:
Costs of sales related to inventory production	$4,865	$3,559	13,353	9,250
Selling, general and administrative expenses	$3,718	$2,579	10,362	6,569

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	September 30, 2022	December 31, 2021
Prepaid expenses	$10,435	$15,362
Short term deposits	2,452	6,960
Other current assets	1,837	5,822
Excise and sales tax receivable	945	1,108
Prepaid expenses and other current assets	$15,669	$29,252

8.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	September 30, 2022	December 31, 2021
Long term deposits	$8,606	$5,602
Indemnification receivable	2,164	4,111
Investment in affiliates	775	776
Restricted cash	1,335	335
Notes receivable	4,111	2,211
Other non-current assets	$16,991	$13,035

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	September 30, 2022	December 31, 2021
Accrued acquisition and settlement of pre-existing relationships	$150	$86,596
Taxes - property and other	9,003	14,062
Other accrued expenses	57,125	6,035
Payroll liabilities	15,714	12,799
Other current liabilities	6,854	4,673
Construction in progress	1,371	2,789
Accrued expenses and other current liabilities	$90,217	$126,954

As of September 30, 2022, other accrued expenses include approximately $44,000 relating to a combination of indemnification claims, notices and demand letters received by the Company, including, without limitation, potential disputes arising out of the gLeaf Agreement, together with a general accrual for estimated fees anticipated to close these matters. The outcome of any of these matters cannot yet be determined with any certainty and the Company will continue to rigorously defend any claims made against it.

10.
SHAREHOLDERS’ EQUITY

The Company had the following activity during the nine months ended September 30, 2022:

•
Granted 10,242,081 time-based restricted stock units and 1,473,261 performance-based restricted stock units during the nine months ended September 30, 2022.
•
Issued 2,395,792 Common Shares upon vesting of RSUs. An additional 888,683 shares were sold to cover for taxes on the share-based compensation units that were issued during the nine months ended September 30, 2022.

11.
WARRANTS

As of September 30, 2022 and December 31, 2021, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	1,723,250	3.10	1,723,250	3.10
May 14, 2023	1,818,788	2.95	1,998,788	2.95
May 14, 2023	1,897,000	5.84	1,897,000	5.84
	11,482,766	$7.22	11,662,766	$7.15

Warrant activity for the nine months ended September 30, 2022 and 2021 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance at December 31, 2020	13,147,919	$6.91
Exercised	(1,485,153)	5.01
Balance at September 30, 2021	11,662,766	$7.15

Balance at December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance at September 30, 2022	11,482,766	$7.22

12.
LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss	$(38,303)	$(44,370)	$(120,464)	$(92,190)
Less: Net loss attributable to non-controlling interests	(2,872)	(1,474)	(4,569)	(2,368)
Net loss attributable to shareholders	$(35,431)	$(42,896)	$(115,895)	$(89,822)

Denominator:
Weighted average shares outstanding - basic and diluted	399,227,935	325,416,684	389,966,408	311,446,922
Loss per share - basic and diluted	$(0.09)	$(0.13)	$(0.30)	$(0.29)

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

Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. In the opinion of management, and based on management's consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, other than as delineated in Footnote 9 above, the Company has not accrued in its condensed interim consolidated financial statements any liabilities related to any pending claims or indemnification arrangements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

14.
FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2022
Derivative liability	$—	$—	$(855)	$(855)
Contingent consideration	—	—	—	—
	$—	$—	$(855)	$(855)

December 31, 2021
Derivative liability	$—	$—	$(6,795)	$(6,795)
Contingent consideration	—	—	(40,941)	(40,941)
	$—	$—	$(47,736)	$(47,736)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value
Contingent Consideration	Discounted cash flow approach	Risk adjusted discount rate and forecasted EBITDA	Increase or decrease in risk adjusted discount rate and forecasted EBITDA will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, deposits and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of September 30, 2022 and December 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s notes receivable, other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2022 and December 31, 2021. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

15.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Goodwill	$262,245	$256,346
Less: Accumulated impairment on goodwill	(72,328)	(72,328)
Total goodwill, net	189,917	184,018

Licenses	277,032	285,854
Trademarks	59,694	59,694
Customer Relationships	52,500	52,500
Total intangible assets	389,226	398,048
Less: Accumulated amortization	(63,546)	(30,261)
Total intangible assets, net	$325,680	$367,787

The amortization expense for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization for the period included in selling, general and administrative expenses	$10,936	$8,899	$33,594	$14,826

16.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Salaries and benefits	$32,651	$27,518	$97,471	$76,163
Professional fees	4,580	5,666	16,254	16,731
Depreciation and amortization	14,881	11,718	44,809	22,204
Operating facilities costs	10,056	6,840	31,151	20,490
Operating office and general expenses	2,491	5,248	8,124	12,665
Advertising and promotion	3,204	4,169	11,566	10,421
Other fees and expenses	2,982	586	5,718	3,608
Total selling, general and administrative expenses	$70,845	$61,745	$215,093	$162,282

17.
OTHER EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Change in fair value of the derivative liability	$(243)	(4,847)	(5,940)	(6,760)
Acquisition and settlement of pre-existing relationships	—	75,308	—	75,308
Change in fair value of contingent consideration	(37,362)	(23,582)	(37,362)	(23,582)
Loss on disposal group	—	2,000	—	2,000
Earnout adjustment	(127)	—	349	—
Loss on conversion of Convertible Notes	—	—	—	1,580
Other expense	37,369	55	44,775	69
Rental income	(958)	—	(2,613)	—
Total other expense, net	$(1,321)	$48,934	$(791)	$48,615

18.
SUBSEQUENT EVENT

On November 4, 2022, the Company and Cresco Labs (the “companies”) announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets of the combined companies to an entity owned and controlled by Sean Combs (the “Combs Transaction”). The total consideration of the Combs Transaction is an amount up to $185,000. The divestiture of these and other assets are required for Cresco Labs to close its previously announced acquisition of the Company. The Combs Transaction and Cresco Labs’ acquisition of the Company are expected to close concurrently, currently anticipated around the end of the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s unaudited condensed interim consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2022 and 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2021 Form 10-K filed with the SEC on March 31, 2022 and subsequent securities filings.

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

Regulation

We are subject to the local and federal laws in the jurisdictions in which we operate. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements. In recent years, a temporary federal legislative enactment that prohibits the Department of Justice from expending appropriated funds to enforce federal laws that interfere with a state's implementation of its own medical marijuana laws has been included in multiple Appropriations laws that have passed Congress. This budget rider is known as the Rohrbacher-Farr Amendment. The Rohrbacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015. The Rohrabacher-Farr Amendment was extended most recently through December 16, 2022. Notably, the Rohrbacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement related to adult-use activities.

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

Recent Announcements

On November 4, 2022, the Company and Cresco Labs (the “companies”) announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets of the combined companies to an entity owned and controlled by Sean Combs (the “Combs Transaction”). The total consideration of the Combs Transaction is an amount up to $185,000. The divestiture of these and other assets are required for Cresco Labs to close its previously announced acquisition of the Company. The Combs Transaction and Cresco Labs’ acquisition of the Company are expected to close concurrently, currently anticipated around the end of the first quarter of 2023.

SELECTED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information derived from our unaudited condensed interim consolidated financial statements and the respective accompanying notes prepared in accordance with U.S. GAAP.

During the periods discussed herein, our accounting policies have remained consistent. The selected and summarized consolidated financial information below may not be indicative of our future performance.

Statement of Operations:

	Three months ended				Nine months ended
	September 30, 2022	September 30, 2021	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change
Revenues, net	$132,733	$132,322	$411	0%	$385,391	$320,804	$64,587	20%
Cost of sales related to inventory production	(80,462)	(69,525)	(10,937)	16%	(225,645)	(181,120)	(44,525)	25%
Cost of sales related to business combination fair value adjustments to inventories	(136)	(1,430)	1,294	(90%)	(136)	(2,922)	2,786	(95%)
Gross profit	52,135	61,367	(9,232)	(15%)	159,610	136,762	22,848	17%
Selling, general and administrative expenses	(70,845)	(61,745)	(9,100)	15%	(215,093)	(162,282)	(52,811)	33%
Loss from operations	(18,710)	(378)	(18,332)	4850%	(55,483)	(25,520)	(29,963)	117%
Other expense/ (income), net	(13,018)	(56,991)	43,973	(77%)	(39,072)	(67,301)	28,229	(42%)
Income tax benefit (expense)	(6,575)	12,999	(19,574)	(151%)	(25,909)	631	(26,540)	(4,206%)
Net loss	(38,303)	(44,370)	6,067	(14%)	(120,464)	(92,190)	(28,274)	31%
Net loss attributable to non-controlling interest	(2,872)	(1,474)	(1,398)	95%	(4,569)	(2,368)	(2,201)	93%
Net loss attributable to Columbia Care Inc.	$(35,431)	$(42,896)	$7,465	-17%	$(115,895)	$(89,822)	$(26,073)	29%
Loss per share attributable to Columbia Care Inc. - based and diluted	(0.09)	$(0.13)	0.04	(33%)	$(0.30)	$(0.29)	$(0.01)	3%
Weighted average number of shares outstanding - basic and diluted	399,227,935	325,416,684			389,966,408	311,446,922

Summary of Balance Sheet items:

	September 30, 2022	December 31, 2021
Total Assets	$1,371,578	$1,376,512
Total Liabilities	$870,701	$825,689
Total Long-Term Liabilities	$692,686	$581,692
Total Equity	$500,877	$550,823

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2022 and 2021

The following tables summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$132,733	$132,322	$411	0%
Cost of sales related to inventory production	(80,462)	(69,525)	(10,937)	16%
Cost of sales related to business combination fair value adjustments to inventory	(136)	(1,430)	1,294	(90%)
Gross profit	52,135	61,367	(9,232)	(15%)
Operating expenses	(70,845)	(61,745)	(9,100)	15%
Loss from operations	(18,710)	(378)	(18,332)	4,850%
Other expense/ (income), net	(13,018)	(56,991)	43,973	(77%)
Loss before provision for income taxes	(31,728)	(57,369)	25,641	(45%)
Income tax benefit (expense)	(6,575)	12,999	(19,574)	(151%)
Net loss	(38,303)	(44,370)	6,067	(14%)
Net loss attributable to non-controlling interests	(2,872)	(1,474)	(1,398)	95%
Net loss attributable to Columbia Care Inc.	$(35,431)	$(42,896)	$7,465	(17%)

Revenues

The increase in revenue of $411 for the three months ended September 30, 2022, as compared to the prior year period, was driven by the expansion of new wholesale and retail facilities which contributed to a revenue growth of $4,341 as compared to the prior period and our acquisition of Medicine Man which contributed an additional $7,454 of revenue during the three months ended September 30, 2022, as compared to the prior period. This was offset by a net decline in revenue of $11,384 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend and gLeaf.

Cost of Sales

The increase in cost of sales of $9,643 for the three months ended September 30, 2022, as compared to the prior year period, was driven by a cost of sales increase of $3,449 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend and gLeaf. The expansion of new wholesale and retail facilities contributed to a cost of sales growth of $1,066 as compared to the prior period and our acquisition of Medicine Man contributed to an additional $5,128 of cost of sales during the three months ended September 30, 2022, as compared to the prior period.

Gross Profit

The decrease in gross profit of $9,232 for the three months ended September 30, 2022, as compared to the prior year period, was primarily driven by a gross profit decrease of $12,480 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend and gLeaf. This was offset by an expansion of new wholesale and retail facilities contributing gross profit growth of $923 as compared to the prior period and our acquisition of Medicine Man that contributed an additional $2,325 of gross profit during the three months ended September 30, 2022, as compared to the prior period.

Operating Expenses

The increase of $9,100 in operating expenses for the three months ended September 30, 2022, as compared to the prior year period, was primarily attributable to an increase in salary and benefits expenses of $5,133, depreciation and amortization of $3,163, operating facility costs of $3,216, and other fees and expenses of $1,431. This was offset by a decrease in operating office and general expenses of $2,757 and a decrease in professional fees of $1,086 as we managed expenses in the size and scope of our administrative functions.

Other Expense, Net

The decrease in other expense, net of $43,973 for the three months ended September 30, 2022, as compared to the prior year period, was primarily due to a decrease in acquisition cost of $75,308 and loss on disposal of assets of $2,000. This was partially offset by an increase in interest expense of $6,282, change in fair valuation of the derivative liability of $4,604, a decrease in income due to change in fair value of contingent consideration of $13,780, and an increase in rental income of $958.

Provisions for Income Taxes

The Company recorded income tax expense of $6,575 for the three months ended September 30, 2022, as compared to an income tax benefit of $12,999 for the three months ended September 30, 2021.

The following tables summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Revenue	$385,391	$320,804	$64,587	20%
Cost of sales related to inventory production	(225,645)	(181,120)	(44,525)	25%
Cost of sales related to business combination fair value adjustments to inventory	(136)	(2,922)	2,786	(95%)
Gross profit	159,610	136,762	22,848	17%
Operating expenses	(215,093)	(162,282)	(52,811)	33%
Loss from operations	(55,483)	(25,520)	(29,963)	117%
Other expense/ (income), net	(39,072)	(67,301)	28,229	(42%)
Loss before provision for income taxes	(94,555)	(92,821)	(1,734)	2%
Income tax benefit (expense)	(25,909)	631	(26,540)	(4,206%)
Net loss	(120,464)	(92,190)	(28,274)	31%
Net loss attributable to non-controlling interests	(4,569)	(2,368)	(2,201)	93%
Net loss attributable to Columbia Care Inc.	$(115,895)	$(89,822)	$(26,073)	29%

Revenues

The increase in revenue of $64,587 for the nine months ended September 30, 2022, as compared to the prior year period, was driven by the expansion of new wholesale and retail facilities which contributed to a revenue growth of $6,073 as compared to the prior period and our acquisitions of Cannascend, gLeaf, and Medicine Man which contributed to an additional $71,485 of revenue during the nine months ended September 30, 2022, as compared to the prior period. This was offset by a decline of $12,971 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis and our 2021 acquisitions of The Healing Center and Corsa Verde.

Cost of Sales

The increase in cost of sales of $41,739 for the nine months ended September 30, 2022, as compared to the prior year period, was primarily driven by a cost of sales decrease of $6,515 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis and our 2021 acquisitions of The Healing Center and Corsa Verde. New wholesale and retail facilities contributed to a cost of sales growth of $5,156 as compared to the prior period. Our acquisitions of Cannascend, gLeaf, and Medicine Man contributed to an additional $43,098 of cost of sales during the nine months ended September 30, 2022, as compared to the prior period.

Gross Profit

The increase in gross profit of $22,848 for the nine months ended September 30, 2022, as compared to the prior year period was primarily driven by a gross profit decrease of $6,456 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis and our 2021 acquisitions of The Healing Center and Corsa Verde. Our new wholesale and retail facilities contributed to a gross profit growth of $917 as compared to the prior period. Our acquisitions of Cannascend, gLeaf, and Medicine Man contributed to an additional $28,387 of gross profit during the nine months ended September 30, 2022, as compared to the prior period.

Operating Expenses

The increase of $52,811 in operating expenses for the nine months ended September 30, 2022, as compared to the prior year period, was primarily attributable to an increase in salary and benefits expenses of $21,308, depreciation and amortization of $22,605, operating facility costs of $10,661, and other fees and expenses of $3,255. This was primarily offset by a decrease in operating office and general expenses of $4,541 and professional fees of $477 as we limited further expansion in the size and scope of our administrative functions.

Other Expense, Net

The decrease in other expense, net of $28,229 for the nine months ended September 30, 2022, as compared to the prior year period, was primarily due to a decrease in acquisition cost of $75,308. This was partially offset by an increase in interest expense of $21,177 and a decrease in income due to change in fair value of contingent consideration of $13,780.

Provisions for Income Taxes

The Company recorded income tax expense of $25,909 for the nine months ended September 30, 2022, as compared to an income tax benefit of $631 for the nine months ended September 30, 2021.

The Company recorded a Deferred Tax Asset of $17,900 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize any tax benefit for this specific deferred tax asset.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(38,303)	$(44,370)	$(120,464)	$(92,190)
Income tax	6,575	(12,999)	25,909	(631)
Depreciation and amortization	$21,808	16,076	63,077	33,801
Interest expense, net and debt amortization	14,339	8,057	38,507	18,686
EBITDA (non-GAAP measure)	$4,419	$(33,236)	$7,029	$(40,334)
Adjustments:
Share-based compensation	6,597	4,695	20,649	18,029
Fair value mark-up for acquired inventory	136	1,430	136	2,922
Adjustments for acquisition and other non-core costs*	10,084	3,009	28,097	8,102
Fair-value changes on derivative liabilities	(243)	(4,847)	(5,940)	(6,760)
Impairment of disposal group	—	2,000	—	2,000
Loss on conversion of Convertible Notes	—	—	—	1,580
Gain on remeasurement of contingent consideration, net of reclassification and general accrual	—	(23,582)	—	(23,582)
Acquisition and settlement of pre-existing relationships	—	75,308	—	75,308
Adjusted EBITDA (non-GAAP measure)	$20,993	$24,777	$49,971	$37,265
*Acquisition and other non-core costs include costs associated with acquisitions, litigation expense and COVID -19 expenses.
Revenues	$132,733	$132,322	$385,391	$320,804
Adjusted EBITDA (non-GAAP measure)	$20,993	$24,777	$49,971	$37,265
Adjusted EBITDA margin (non-GAAP measure)	15.8%	18.7%	13.0%	11.6%

Revenues	$132,733	$132,322	$385,391	$320,804
Gross profit	$52,135	$61,367	$159,610	$136,762
Gross margin	39.3%	46.4%	41.4%	42.6%

*Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The decrease in Adjusted EBITDA for the three months ended September 30, 2022, as compared to the prior year period, was primarily driven by lower gross margins. The increase in Adjusted EBITDA for the nine months ended September 30, 2022, as compared to the prior year period, was primarily driven by leveraging operating expenses over a larger revenue base, despite a slight decrease in gross margin.

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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of September 30, 2022, we did not have any significant external capital requirements.

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

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(116,553)	$(2,967)
Net cash used in investing activities	(71,958)	(135,913)
Net cash provided by financing activities	157,336	184,177
Net increase (decrease) in cash and cash equivalents	$(31,175)	$45,297

Operating Activities

During the nine months ended September 30, 2022, operating activities used $116,553 of cash, primarily resulting from a net loss of $120,464, net changes in operating assets and liabilities of $44,113, and a gain on remeasurement of contingent consideration of $37,362; this was partially offset by depreciation and amortization of $63,077, equity-based compensation expense of $20,649, and debt amortization expense of $6,278. The net change in operating assets and liabilities was primarily due to an increase in inventory of $40,346, an increase in income tax payable of $20,636, and a decrease in accounts payable of $8,821.

During the nine months ended September 30, 2021, operating activities used $2,967 of cash, primarily resulting from a net loss of $92,190 that was partially offset by depreciation and amortization of $33,801, and equity-based compensation expense of 18,029; this was partially offset by gain on remeasurement of contingent consideration of $23,582, deferred tax of $16,739, and decrease in value of inventory by $14,763.

Investing Activities

During the nine months ended September 30, 2022, investing activities used $71,958 of cash pursuant to purchases of property and equipment of $69,362 and cash paid on deposits of $2,973. This was partially offset by proceeds from the sale of property and equipment of $358.

During the nine months ended September 30, 2021, investing activities used $135,913 of cash primarily for purchases of property and equipment of $72,323, business acquisitions of $44,268 and cash paid for other assets $15,770.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $157,336 of cash, mainly due to $153,250 in net proceeds received from the issuance of debt and the issuance of a mortgage of $16,500; this was partially offset by a debt issuance cost of $7,699 and lease liability payments of $2,965.

During the nine months ended September 30, 2021, financing activities provided $184,177 of cash primarily from proceeds from the issuance of equity of $133,559 and issuance of debt of $71,520; this was partially offset by repayment of debt of $9,550, taxes paid on equity-based compensation of $4,791 and payment of lease liabilities of $7,844.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of September 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$465,320	$7,688	$36,609	$35,367	$31,504	$28,894	$325,258
Sale-Leaseback commitments	210,115	9,689	10,002	10,325	10,658	11,003	158,438
2026 Notes	185,000	-	-	-	185,000	-	-
Term debt (principal)	38,215	38,215	-	-	-	-	-
Acquisition related term debt	3,239	103	108	112	117	121	2,678
Interest on term debts and notes	63,324	20,765	17,698	17,694	6,134	108	925
Convertible debt (principal)	80,100	-	5,600	74,500	-	-	-
Interest on convertible debt	12,600	4,750	4,531	3,319	-	-	-
Mortgage notes (principal)	36,118	617	660	728	794	33,319	-
Mortgage notes (interest)	13,615	3,076	3,042	2,974	2,908	1,615	-
Closing promissory note (principal)	3,375	1,125	1,500	750	-	-	-
Closing promissory note (interest)	338	180	135	23	-	-	-
Acquisition related real estate notes (principal)	7,000	2,000	5,000	-	-	-	-
Acquisition related real estate notes (interest)	705	480	225	-	-	-	-
Total contractual obligations	$1,119,064	$88,688	$85,110	$145,792	$237,115	$75,060	$487,299

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

The preparation of our unaudited condensed interim consolidated financial statements requires us to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2022 and December 31, 2021, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

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

As of September 30, 2022 and December 31, 2021, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of our litigation matters occurring in the period covered by this report is found in Reference to Part I, Item 1, Note 13, Commitments and Contingencies, and Note 5, Acquisitions in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

As of the date of this filing, except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2021 Form 10-K, except as disclosed in Item 1A of our registration statement on Form 10, filed on May 9, 2022, which is incorporated by reference herein.

The Company may become party to litigation from time to time.

Columbia Care is, may become, a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which Columbia Care is or becomes involved be determined against Columbia Care, such a decision could adversely affect Columbia Care’s ability to continue operating and the market price for the Common Shares and other listed securities of Columbia Care. Even if Columbia Care is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of Columbia Care’s brand. As noted in Note 5, Acquisitions in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q, as a result of the differing conclusions related to the First Milestone and indemnification claims stemming from the gLeaf Agreement, there is an increased litigation risk.

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

COLUMBIA CARE INC

Date: November 14, 2022	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date: November 14, 2022	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer