Form 10-K
period 2022-12-31
Columbia Care Inc.
filed 2023-03-29
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements:(1) Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) Yes ☐ No ☐

(1)
Not applicable.

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a common share of the registrant on June 30, 2022 as reported on the Canadian Stock Exchange on that date: $660,754,655.

As of March 23, 2023, there were 401,723,839 common shares, no par value (the “Common Shares”), of the registrant outstanding.

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
•
the ability of Columbia Care and Cresco Labs Inc. to complete the Divestitures (as defined herein);
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
•
the effect of the Arrangement (as defined herein) on the attention of Columbia Care’s management;
•
the possibility that Cresco Labs Inc. will issue additional equity securities;
•
the tax consequences of the Arrangement may differ from anticipated treatment;
•
Columbia Care’s convertible notes, first-lien notes and warrants may cease to be qualified investments for Registered Plans (as defined herein);
•
the fact that marijuana remains illegal under federal law;
•
the enforcement of cannabis laws, including by U.S. border officials;
•
the renewal of the Rohrabacher-Farr Amendment (as defined herein);
•
the possibility of civil asset forfeiture of the Company’s assets;
•
the possibility that U.S. border officials could deny entry into the U.S. to employees of, or investors in companies with cannabis operations in the U.S.;
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
penalties for regulatory violations;
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
•
the impact of environmental regulation;
•
the Company’s limited operating history as a publicly-traded company;
•
the Company’s history of negative cash flow from operations;
•
competition, including from new well-capitalized entrants into the cannabis industry;
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
•
the availability, cost and potentially limited scope of insurance coverage;
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
•
the anticipated benefits of the Green Leaf Transaction (as defined herein);
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

The Company, through its subsidiaries, currently owns or manages interests in several state-licensed medical and/or adult use marijuana businesses in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C. and West Virginia. The Company has exited its prior operations in the Missouri, European Union and Puerto Rico markets.

The following organizational chart describes the organizational structure of the Company as of December 31, 2022. See Exhibit 21.1 to this annual report on Form 10-K for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1 or in the chart below.

Columbia Care Inc. (BC, Canada)
Columbia Care LLC (DE) 100%
Patriot Care Corp (MA) 100%
Columbia Care DC LLC (DE) 100%
Columbia Care NY LLC (NY) 100%
Columbia Care Industrial Hemp LLC (NY) 100%
Columbia Care MD, LLC (MD) 96%
Columbia Care Pennsylvania LLC (PA) 100%
CCPA Industrial Hemp LLC (PA) 100%
Columbia Care Florida LLC (FL) 100%
CCUT Pharmacy LLC (UT) 94.5%
Columbia Care UT LLC (UT) 100%
Columbia Care OH LLC (OH) 100%
Columbia Care WV LLC (WV) 100%
Columbia Care WV Industrial Hemp LLC (WV) 100%
Beacon Holdings LLC (CO) 100%
Columbia Care Puerto Rico LLC (PR) 49%
Columbia Care Eastern Virginia LLC (VA) 92.75%
Focused Health LLC (CA) 100%
Mission Bay, LLC (CA) 100%
The Healing Center of San Diego (CA) 100%
Columbia Care New Jersey LLC (NJ) 92.5%
Curative Health Cultivation LLC (IL) 100%
Curative Health LLC (IL) 100%
Project Cannabis (CA) 100%
VentureForth LLC (DC) 100%
Futurevision, Ltd. (CO) 100%
Cannascend Alternative Logan, L.L.C. (OH) 100%
Corsa Verde LLC (OH) 100%
Cannascend Alternative, LLC (OH) 100%
Columbia Care CO Inc. (CO) 100%
Green Leaf Medical, LLC (DE) 100%

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
2.
Beacon Holdings, LLC includes the following licensed subsidiary entities: The Green Solution, LLC, Rocky Mountain Tillage, LLC, and Infuzionz, LLC.
3.
Green Leaf Medical, LLC (“Green Leaf Medical” or "Green Leaf" or "gLeaf") includes the following licensed subsidiary entities: Green Leaf Medical, LLC (MD), Green Leaf Extracts, LLC (MD), Time for Healing, LLC (MD),

Wellness Institute of Maryland, LLC (MD), Green Leaf Medical of Ohio II, LLC (OH), Green Leaf Medicals, LLC (PA), and Green Leaf Medical of Virginia, LLC (VA).

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

Arrangement Agreement

On March 23, 2022, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Cresco Labs Inc. (“Cresco”), pursuant to which, Cresco has agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding Common Shares and proportionate voting shares (“Proportionate Shares” and together with the Common Shares, the “Columbia Care Shares”) of Columbia Care, pursuant to a statutory plan of arrangement (the “Plan of Arrangement”) under the BCBCA (the “Arrangement”).

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

At the Effective Time, (i) all Columbia Care equity awards granted under Columbia Care’s equity incentive plan or otherwise that are outstanding immediately prior to the Effective Time will be exchanged for replacement equity awards such that, upon exercise (with respect to options) or vesting (with respect to performance share units or restricted share units), as applicable, the holder will be entitled to receive Cresco Labs Subordinate Voting Shares, with the number of shares underlying such award and, in the case of options, the exercise price of such award adjusted based on the Exchange Ratio; (ii) each of the warrants to acquire Common Shares issued by Columbia Care that are outstanding immediately prior to the Effective Time will be exercisable, in accordance with the terms of such warrants, for the number of Cresco Labs Subordinate Voting Shares that the holder of such warrants would have been entitled to receive as a result of the transactions contemplated by the Arrangement if, immediately prior to the date upon which the Arrangement becomes effective pursuant to the Plan of Arrangement (the “Effective Date”), such holder had been the registered holder of the number of Common Shares to which such holder would have been entitled if such holder had exercised such holder’s warrants immediately prior to the Effective Time; and (iii) each of the convertible notes issued by Columbia Care that are outstanding immediately prior to the Effective Time will be convertible, in accordance with the terms of such convertible notes, into the number of Cresco Labs Subordinate Voting Shares that the holder of such convertible notes would have been entitled to receive as a result of the transactions contemplated by the Arrangement if, immediately prior to the Effective Date, such holder had been the registered holder of the number of Common Shares to which such holder would have been entitled if such holder had converted such holder’s convertible notes immediately prior to the Effective Time.

Conditions to the Arrangement

The Arrangement is subject to a number of conditions, including the approval by Columbia Care shareholders holding at least 66 2/3% of the votes cast on the Arrangement resolution by Columbia Care shareholders voting as a single class present in person or represented by proxy and entitled to vote at the Meeting, and if required by applicable law, approval by Columbia Care shareholders holding a simple majority of the votes attached to Columbia Care Shares voting as a single class present in person or represented by proxy and entitled to vote at the Meeting, excluding the votes of those persons whose votes are required to be excluded under Multilateral Instrument 61-101—Protection of Minority Security Holders in Special Transactions. The aforementioned approvals were obtained at a Special Meeting of the Company’s shareholders on July 8, 2022. It is a condition to closing in favor of Cresco that holders of less than 5% of the outstanding Columbia Care Shares shall have validly exercised dissent rights with respect to the Arrangement that have not been withdrawn as of the effective date of the Arrangement.

In addition, the Arrangement is subject to approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement, which approval was granted through a final order issued on July 15, 2022, and certain regulatory approvals, including but not limited to the approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Arrangement is also conditioned upon neither a delisting from the Canadian Securities Exchange having occurred nor a cease trade order having been issued by any governmental entity in respect of the Cresco Labs Subordinate Voting Shares since the date of this Agreement and that remains in effect. The Arrangement Agreement may be terminated by mutual written consent of Columbia Care and Cresco and by either party in certain circumstances as more particularly set forth in the Arrangement Agreement.

Certain Other Terms of the Arrangement Agreement

The Arrangement Agreement includes customary representations, warranties and covenants of Cresco and Columbia Care and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Arrangement Agreement and the Effective Time.

The Arrangement Agreement provides for customary non-solicitation covenants, subject to the right of the board of directors of Columbia Care (the “Board”) to consider and accept a superior proposal (as defined in the Arrangement Agreement), and the right of Cresco to match any such proposal within five business days. The Arrangement Agreement also provides for the payment by Columbia Care to Cresco of a $65.0 million termination fee if the Arrangement Agreement is terminated in certain specified circumstances, including, among other things, in the event of (i) a Change in Recommendation, whereby the Board’s recommendations or determinations with respect to the Arrangement are modified in a manner adverse to Cresco; (ii) Columbia Care, in accordance with certain procedures set forth in the Arrangement Agreement, accepts, recommends, approves or enters into an agreement to implement a Superior Proposal; or (iii) the Arrangement Agreement is terminated in certain circumstances, including in the event the resolution approving the Arrangement is not approved by Company Shareholders, the Arrangement is not consummated on or prior to March 31, 2023 (subject to modification by the parties and extension in certain circumstances, which date the parties have mutually agreed to extend to June 30, 2023), or in the event Columbia Care breaches any representation or warranty or fails to perform any covenant or agreement that causes the closing conditions related to Columbia Care’s representations and warranties and covenants not to be satisfied, and such breach or failure is incapable of being cured on or prior to March 31, 2023 (now June 30, 2023) or is not cured and Cresco is not then in breach of the Arrangement Agreement so as to directly or indirectly cause any closing condition related to Cresco’s representations and warranties and covenants not to be satisfied, and if (x) prior to the date of termination an acquisition proposal meeting certain requirements has been publicly announced or otherwise communicated to Columbia Care, and (y) within 12 months of the date of such termination the acquisition proposal transaction is completed or Columbia Care has entered into a definitive agreement with respect to such transaction and such transaction is later consummated or effected (whether or not within such 12 month period).

On February 27, 2023, Cresco and Columbia Care announced that they had mutually agreed to extend the Arrangement Agreement to complete the acquisition by a further 90 days to June 30, 2023. This extension is intended to give the parties additional time to complete the divestitures required for Regulatory purposes.

Voting Support Agreements and Lock-up Agreements

Pursuant to certain voting support agreements (the “Voting Support Agreements”), certain Columbia Care shareholders holding an aggregate of more than 20% of the voting power of the issued and outstanding Columbia Care Shares as of March 23, 2022 have entered into Voting Support Agreements with Cresco, pursuant to which they have agreed to vote in favor of the Arrangement at the Meeting. The Voting Support Agreements terminate in certain circumstances, including upon the termination of the Arrangement

Agreement in accordance with its terms. Under the Arrangement Agreement, Columbia Care has agreed to hold the Meeting as soon as reasonably practicable and, in any event, on or before June 15, 2022 (or such later date as may be agreed to by Columbia Care and Cresco in writing, which the parties agreed to be July 8, 2022). In addition, pursuant to certain lock-up agreements (the “Lock-up Agreements”), certain Columbia Care shareholders holding an aggregate of more than 20% of issued and outstanding Columbia Care Shares (on an as converted to Common Share basis) as of March 23, 2022 agreed to restrict the sale or other transfer of 90% of the Cresco Labs Subordinate Voting Shares to be received by such Company Care shareholders pursuant to the Arrangement. The Lock-up Agreements provide for the release of the restrictions on the sale or other transfer of such Cresco Labs Subordinate Voting Shares in four equal installments on the date that is (i) 60 days following the Effective Date; (ii) 120 days following the Effective Date; (iii) 180 days following the Effective Date; and (iv) 240 days following the Effective Date.

General Development of the Business

Columbia Care has grown primarily by submitting responses to state-issued requests for proposals and obtaining cannabis licenses pursuant to such processes throughout the United States, where such activity is legal at the state-level. In 2020, 2021, and 2022, Columbia Care also grew significantly from acquiring other leading cannabis operations. The Company also provides management services to licensed entities. As of March 23, 2023, Columbia Care holds, directly or indirectly, 113 licenses with 126 discrete facilities that are operational or in development.

2014-2022 Growth
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023(1)
Employees	19	59	219	279	418	697	1,775	2,586	2,505	2,278
Facilities	10	18	21	25	54	70	107	132	131	126
Jurisdictions	4	7	10	11	15	16	16	18	17	16

Notes:

(1)
As of March 23, 2023 and includes assets classified as held-for-sale

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

Recent Events

•
Implementation of efficiency initiatives to close four unprofitable dispensaries, consolidate cultivation operations and decrease corporate overhead by approximately 25%, as announced on January 19, 2023.
•
Signing of a Definitive Agreement, dated March 13, 2023, to sell the Company’s Missouri assets which are considered non-core. These assets comprise one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million.

Development of Columbia Care’s Portfolio of Licenses

The following is a summary of the more recent material developments of Columbia Care’s growing portfolio of licenses. Columbia Care, through its respective subsidiaries, primarily entered these markets after being selected by state governments through competitive processes. Please refer to prior public filings for details of material licenses since inception.. Further details regarding Columbia Care’s licenses and regulatory framework are set out under “United States Regulatory Environment.”

Missouri

Columbia Care entered the Missouri market in 2020 and operated through a management services arrangement with Columbia Care MO LLC (“Columbia Care MO”). Columbia Care MO is licensed to operate a medical marijuana dispensary and a medical marijuana manufacturing facility. Columbia Care provided management services to both the medical marijuana dispensary and the medical marijuana manufacturing facility of Columbia Care MO for a fee. On March 13, 2023, the Company executed a Definitive Agreement to sell the Missouri assets which are considered non-core.

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

In 2020, Columbia Care WV LLC (“Columbia Care WV”), a wholly-owned subsidiary of Columbia Care, was awarded a medical cannabis grower license and medical cannabis processor license in West Virginia. Columbia Care WV operates a co-located cultivation and processing facility in Falling Waters. Columbia Care WV received final approval for cultivation operations in July 2021 and received final approval for processing operations in November 2021. In January 2021, Columbia Care WV was awarded 5 dispensary permits in Williamstown, Fayetteville, Morgantown, Beckley and St. Albans. As of December 31, 2022, Columbia Care had 4 active dispensaries in the state, located in Beckley, Morgantown, St Albans, and Williamstown.

Colorado

In September 2020, Columbia Care acquired The Green Solution (“TGS”), one of the largest vertically integrated cannabis operators in Colorado, through a transaction initially valued at approximately $140 million, excluding certain performance-based milestone payments.

Founded in 2010, TGS operated twenty-three dispensaries, one manufacturing facility and four cultivation locations. In Denver, TGS operated a manufacturing facility, three cultivation facilities and three dispensaries. TGS operates one dispensary and one cultivation facility (consisting of five cultivation licenses) in Trinidad. TGS operates five dispensaries in Aurora, one dispensary in Sheridan and dispensaries in Adams County, Black Hawk, Edgewater, Fort Collins, Glendale, Glenwood Springs, Northglenn, Silver Plume, and Pueblo. In November 2021, Columbia Care acquired Futurevision 2020, LLC and Futurevision Holdings, Inc. d/b/a Medicine Man (“Medicine Man”). Medicine Man operated one dispensary and cultivation location in Denver, one dispensary in Aurora, and one dispensary in Thornton. Columbia Care also exercised its option to acquire Medicine Man Longmont, LLC and its one dispensary in Longmont.

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

Prior to launching the Platform, the Company’s compliance team and external counsel undertook a review of the applicable federal and state privacy, advertising and cannabis laws and launched the Platform in a manner to comply with those laws. The Company’s Platform is not intended to be used in advertising activities but is intended to be used solely as a virtual educational tool, allowing users to understand the products that the Company offers. There are no sales of products completed over the Platform.

A user may pre-order products but to complete an order, the user must physically visit the applicable Columbia Care dispensary. This requirement furthers compliance since no orders will be completed for residents of jurisdictions where medical and/or recreational cannabis is illegal, as applicable.

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

As part of the May 2020 Private Placement, the March 2020 Private Placement Notes were cancelled and exchanged for an equivalent number of May 2020 Private Placement Notes. Subscribers of March 2020 Private Placement Units were issued an additional 8.55 May 2020 Private Placement Warrants for each March 2020 Private Placement Unit held by such subscribers. On March 28, 2023, the term date of the May 2020 Private Placement Notes was extended to May 14, 2024.

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

2022

February 2022 Private Placement

On February 3, 2022, Columbia Care closed a private placement of US$185,000,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”). The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes.

VentureForth Acquisition and Settlement

On April 18, 2022, in connection with the acquisition and settlement of preexisting relationships, the Company issued 18,755,802 common shares (the “VentureForth Shares”) and, on April 18, 2022 and April 24, 2022 paid approximately $26,000,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth, LLC (“VentureForth”). VentureForth holds two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration (“ABRA”), specifically, one license to cultivate and manufacture medical cannabis and one license to dispense medical cannabis. The Company previously had a management services agreement with VentureForth. The shares issued and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties.

Description of the Business

Overview of the Company

Columbia Care is a U.S.-based, vertically-integrated consumer product, health and wellness cannabis company with cultivation, product development, production, home delivery and dispensary operations. The Company has built one of the broadest and longest operational records of any licensee in publicly administered medicinal and adult-use cannabis programs in the United States. It has developed proprietary branded products with intellectual property comprised of a variety of medical and adult-use form factors, including but not limited to proprietary formulations, precision manufactured dosing and cannabis flower and flower-derived products. The Company’s mission is to improve lives through product innovation, research and development and outstanding patient and consumer experience. Columbia Care’s vision is to address the world’s health and wellness needs through plant-based medicine and products.

Columbia Care is one of the largest and most experienced cultivators, manufacturers and providers of cannabis products and services in the United States.

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

The table below describes each jurisdiction’s indoor and greenhouse cultivation and/or production operations as of December 31, 2022:

Jurisdiction	Approximate / Current Facility Size (sq. ft.)	Status	Approximate Expansion Capacity (sq. ft.)
Arizona	28,000 6,800	Operational Operational	—
California	45,572 36,028	Operational Non-Operational	—
Colorado(1)	20,295 58,488 29,444 12,327 29,699 35,000	Operational Operational Operational Non-Operational Non-Operational Non-Operational	—
Delaware	20,000 37,524	Operational Under development	—
Florida	13,845 40,000 13,248 38,280	Operational Operational Operational Operational	168,000
Illinois	32,802	Operational	—
Maryland	42,000 17,040	Operational Operational	0
Massachusetts	38,890	Operational	—
Missouri(2)	12,630	Operational	—
New Jersey	50,274 270,000	Operational Operational
New York	58,346 740,000(3)	Operational Under development	149,997 200,000
Ohio	110,521 7,201	Operational Operational	—
Pennsylvania	100,000 174,000	Operational Under development
Puerto Rico(4)	25,486	Operations awaiting sale	—
Virginia	65,765 82,000	Operational Operational	—
Washington, D.C.	7,100(5) 9,491	Operational Operational	—
West Virginia	39,293	Operational	—
Total	2,347,389		517,997

Notes:

(1)
Acquired in connection with the TGS and Medicine Man acquisitions.
(2)
Subject to a management services agreement through which the Company will provide consultative services.
(3)
Includes 30,000 sq. ft. of operational greenhouse canopy at Riverhead, Long Island facility.
(4)
Operations suspended indefinitely as of May 7, 2020 and subsequently sold on February 7, 2023.

The table below describes each jurisdiction’s outdoor cultivation and/or production operations:

Jurisdiction	Approximate Size (acres)	Status	Approximate Expansion Capacity
Colorado	11.5(1)	Non-Operational	32.3(3)
	50(2)	Non-Operational	74.9
Total	61.5		107.2

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

Columbia Care’s production platform is designed to cultivate and manufacture cannabinoid-based products that are used specifically for medical use or consumer wellness, and health and lifestyle products produced to assure consistency and quality. Columbia Care engages national engineering consultants to design bespoke systems that follow industry best practices in order to produce its products. Columbia Care does all of this to optimize product quality, minimize the risk of exposing patients and consumers to potentially harmful contaminants while maximizing the effectiveness and consistency of the approved products delivered.

Columbia Care believes that a clean and sanitized growing and processing environment is key to ensuring the integrity of products. These self-imposed disciplines are more resource intensive, but are designed to yield a safe, consistent, contaminant-free product that will lead the market in quality, safety and, where applicable, efficacy.

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

Dispensaries

Columbia Care has, manages or is developing dispensaries in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C. and West Virginia. All of Columbia Care’s dispensaries have either licensed pharmacists or trained personnel on staff to ensure that customers and patients have access to knowledgeable personnel that can advise on the responsible use of cannabis including delivery formats and dosing schedules. The table below describes each jurisdiction’s dispensary operations as of December 31, 2022.

Jurisdiction	City	Status
Arizona	Prescott Tempe	Operational Operational

California	North Hollywood San Diego (2 locations) San Francisco Studio City	Operational Operational Operational Operational

Colorado	Adams County Aspen Aurora (6 locations) Black Hawk Denver (4 locations) Edgewater	Operational Non-Operational Operational Operational Operational Operational

Jurisdiction	City	Status
Arizona	Prescott Tempe	Operational Operational
	Fort Collins Glendale Glenwood Springs Longmont Northglenn Sheridan Silver Plume Pueblo Trinidad Thornton	Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational

Delaware	Rehoboth Beach Smyrna Wilmington	Operational Operational Operational

Florida	Bonita Springs Bradenton Brandon Cape Coral Delray Beach Gainesville Jacksonville Longwood Melbourne Miami Orlando Sarasota St. Augustine Stuart	Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational

Illinois	Chicago Villa Park	Operational Operational

Maryland	Chevy Chase Frederick Rockville(2) Prince George’s County	Operational Operational Operational Under Development
Massachusetts	Boston Greenfield Lowell	Operational Operational Operational

Missouri(3)(4)	Hermann	Operational

New Jersey	Vineland Deptford May’s Landing	Operational Operational Under development

New York	Brooklyn Manhattan Riverhead Rochester	Operational Operational Operational Operational

Ohio	Dayton Logan Marietta Monroe Warren	Operational Operational Operational Operational Operational

Pennsylvania	Allentown Scranton Wilkes-Barre	Operational Operational Operational

Utah	Springville	Operational

Jurisdiction	City	Status
Arizona	Prescott Tempe	Operational Operational
Virginia

Portsmouth (co-located with cultivation and manufacturing operations)

Richmond (co-located with cultivation and manufacturing operations)

Short Pump

Virginia Beach

Carytown

Williamsburg

Colonial Heights

Hampton

4 Additional Locations

Operational Operational Operational Operational Operational Operational Under development Under development Under development

Washington, D.C.	Washington, D.C.	Operational

West Virginia	Beckley Morgantown St. Albans Williamstown	Operational Operational Operational Operational

Notes:

(1)
Closed prior to the end of 2022
(2)
Currently subject to a management services agreement until final regulatory approval is granted for the acquisition
(3)
Subject to an option agreement
(4)
Refer to the Subsequent Events note in the Notes to the Financial Statements

Performance Indicators

As Columbia Care seeks to manage its development, management currently uses key performance indicators (“KPIs”) to assess its rate of growth and performance. These KPIs, which are subject to change, include top-line revenue, growth in gross margin and Adjusted EBITDA margin (non-GAAP measure). These KPIs are further discussed under “Non-GAAP Measures” in Item 2.

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

In 2021, Columbia Care launched its Cannabist retail ecosystem. The Cannabist retail experience is centered on making shopping for cannabis as simple and approachable as possible, accommodating the vast range of experience levels among patients and customers. Merchandising set-ups and store layouts are organized to help customers move through the space with intent and become more comfortable in the process. Additionally, retail spaces are designed to encourage employees and customers to engage in conversations that enhance the shopping experience, whether through product recommendations or general education. To fully realize this goal, Cannabist staff undergo extensive training. Beyond the in-store experience, technology serves as a bridge across the retail ecosystem that enables a seamless shopping experience. Cannabist locations will continue to leverage existing solutions, such as Virtual.Care, the personal shopping platform, and a proprietary web-based application called Forage to help customers on their product discovery journey. Several dispensary locations in Utah, Arizona, Illinois, California, Massachusetts, Florida and New York were transformed into Cannabist locations during 2021 and 2022. A number of new store openings in Virginia and West Virginia since 2021 are also Cannabist locations.

Cannabis-based Product Selection and Offerings

Columbia Care has continually been at the forefront of developing and introducing innovative and safe products to serve patients’ and customers' unique needs. Columbia Care offers a competitive product portfolio in the jurisdictions in which it operates. Depending on the jurisdiction, Columbia Care offers a variety of products, including, without limitation, flower, concentrates, edibles and/or accessories. As shown below, the product mix varies between jurisdictions. As such, Columbia Care benefits from its diverse and expanding product portfolio.

The Company’s products have similar characteristics due to the same raw material ingredient (cannabis), similar nature of cultivation process, the type or class of customer and the regulatory nature of our industry. Revenues from transactions with no single external customer exceed 10% of the consolidated revenues. Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2022, 2021, and 2020. Long-lived assets located outside of the United States of America are immaterial as at December 31, 2022, 2021, and 2020.

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

In 2020, the Company launched Seed & Strain, its first lifestyle cannabis brand. Available in a number of markets, products include flower, pre-rolls and concentrates. Other product and branded categories include but are not limited to confections, chocolate, drink mixes, condiments, kief, shatter, and wax/crumble. Columbia Care launched Classix in five markets simultaneously in October 2021, and has since brought the brand to additional markets. Triple Seven has also been expanded from California to other operational markets.

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

Caring for The Community We Serve

Having completed over 10 million sales transactions in multiple medicinal and adult-use cannabis markets since its inception, Columbia Care’s team has accumulated significant experience in the treatment of large consumer and specialized patient populations, addressing a wide range of unique combination of qualifying conditions, symptoms and risks. Columbia Care has dedicated funding for research collaborations and initiatives with leading academic medical centers across the country to enhance patient care, inform the policy debate and empower healthcare and wellness professionals with data on best practices and safe and efficacious cannabinoid use. Through its public policy efforts, Columbia Care is also at the forefront of ensuring that social equity is a large part of legalization efforts across the United States.

Columbia Care has launched extensive patient care initiatives including utilizing anonymized patient data to facilitate product optimization and innovation on behalf of patient and consumer needs. Columbia Care’s proprietary database is an important aspect of Columbia Care’s product development as it invests in branded formulations and administration types that best respond to patient and consumer needs.

Columbia Care has distinguished itself by establishing research collaborations with renowned medical and research institutions globally. The collaborations are designed to improve product efficacy and assess the medical utility in its products while enhancing patient safety. Columbia Care has developed innovative and collaborative working relationships with a number of leading academic, patient advocacy, research and healthcare organizations as well as partnerships with private, academic, agricultural, policy, sustainability and economic programs at various institutions in the pursuit of expanding the body of scientific knowledge related to cannabis. This focus is one of the principal foundations of Columbia Care’s corporate culture and has materially contributed to Columbia Care’s position as one of the most qualified and experienced operators in certain regulated markets in the U.S. Some of the collaboration partners include but are not limited to researchers affiliated with the following institutions: Mount Sinai Hospital, Columbia University, Arizona State University, Brandeis University, The Center for Discovery in New York, The Dana Farber Cancer Institute, New York University, Albert Einstein/Montefiore Medical Center, Stanford University and King’s College London.

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

During the years ended December 31, 2022 and 2021, Columbia Care earned retail revenues of approximately $4.5 million and $4.5 million, respectively, from the CNC program. Columbia Care does not consider the CNC program to be a material revenue stream.

Real Estate Strategy

In each market that Columbia Care enters, it spends a significant amount of time and resources selecting real estate in highly desirable locations with convenient access to customers, healthcare communities and health and wellness providers and public transit, close proximity to major interstates and other traffic routes, ample parking, and the potential for significant foot traffic. Columbia Care typically targets retail spaces with a footprint of 2,500 to 7,500 square feet and cultivation/manufacturing facilities with a footprint of 20,000 to 65,000+ square feet, depending on the market and available real estate inventory. Columbia Care’s practice is to secure leases with a base term of five to ten years with extension options for renewal terms of five years.

In-Store Pickup and Delivery

Columbia Care is currently associated with certain third-party platforms that offer pre-ordering for in-store pickup, online payment processing and home delivery services, where allowed by law. Where required, patients are offered educational material and/or consultations regarding route of administration and dosing format.

Inventory Management

In the jurisdictions where Columbia Care is operational, it has comprehensive inventory management practices that are compliant with applicable state laws and regulations. Such practices ensure control over Columbia Care’s cannabis and cannabis product inventory using seed to sale tracking software. See “Columbia Care Compliance Program – Inventory and Security Policies”. Columbia Care’s practices are designed to avoid contamination and to ensure the safety and quality of the products dispensed.

Information Technology

Columbia Care strategically invests in information technology infrastructure. In fiscal year 2022, Columbia Care has initiated an effort to consolidate its operational systems, to provide national governance over business process and intelligence across merchandise planning, inventory management, production, costing, order management, accounting, reporting and analysis. These systems will provide the flexibility to support global and multi-channel expansion. Columbia Care has invested in information technology security platforms which are designed to protect patient and customer records and personal information in compliance with applicable laws and regulations.

Research and Development

Columbia Care has been tracking consented patient outcomes since 2013, and now has a research database of more than 20 million sales transactions across all sales locations. It is working with experts to analyze this anonymized data to devise new genetics and new products tailored to individual patient conditions and wellness states.

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

Employees

As of December 31, 2022, Columbia Care had 2,505 employees across its operating jurisdictions, versus 2,586 employees as of December 31, 2021. As of March 23, 2023, Columbia Care had approximately 2,278 employees.

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

Competition

Columbia Care competes with other retail, manufacturing and cultivation license holders across the states in which it operates, as well as additional states. Many of Columbia Care’s competitors are smaller, local operators, as well as an increasing number of operators with a significant presence in multiple states that compete directly with Columbia Care for regional market share. In certain markets, a number of dispensaries and cultivators operate illegally and compete directly with Columbia Care. However, Columbia Care expects that law enforcement will increasingly respond to illicit market operators. In addition to physical dispensaries, Columbia Care also competes with third-party delivery services, which provide direct-to-consumer delivery services.

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

Columbia Care’s patent portfolio covers a number of its products and product candidates. As of March 3, 2023, this portfolio included 1 issued U.S. patent and at least 12 pending patent applications owned by Columbia Care, filed in one or more of three jurisdictions, including Canada and the U.S., which have strong patent systems. The issued U.S. patent is projected to expire in 2037. The patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.

Our patent portfolio includes:

•
6 pending patent applications, filed in the US and Canada, that protect our EleCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, and devices comprising the compositions;
•
These patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.
•
•
11 pending patent applications, filed in the US and Canada, that protect our TheraCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, kits for their use, devices comprising the compositions, and cartridges for use in devices;
•
These patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.
•
6 pending patent applications, filed in the US and Canada, that protect our ClaraCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use and administration, kits for their administration, and cartridges for use in devices;
•
These patent applications, if granted, are projected to expire in 2039, excluding any extension of patent term that may be available in a particular country.
•
and 1 patent application, filed in the US, that protect our Seed & Strain DabTabs, including claims to compositions and methods of their use.
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

The USPTO may deny federal trademark registration if the trademark application covers goods or services that violate federal law, including cannabis products. However, certain hemp-derived goods, including hemp-derived CBD products with a THC concentration of not more than 0.3% on a dry weight basis, as well as ancillary products or services, are considered lawful under federal law and may be eligible for federal trademark registration. Additionally, the USPTO may accept trademark applications for consulting services or goods that do not directly involve the cannabis flower, such as computer software, educational platforms, and brand apparel. Trademarks covering these lawful goods and services are generally enforceable in federal court. Cannabis goods and services that do not meet the USPTO standard for trademark registration may qualify for state trademark registration in states where such goods and services have been legalized, and are generally enforceable in state courts in those states.

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

UNITED STATES REGULATORY ENVIRONMENT

Federal Regulatory Environment

Under U.S. federal law, marijuana is currently classified as a Schedule I drug. The Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) classifies drugs in five different schedules. As a Schedule I drug, the federal Drug Enforcement Agency (“DEA”) considers marijuana to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. In October of 2022, President Joseph R. Biden announced that marijuana scheduling under federal law would be reviewed, directing federal agencies, including the Departments of Justice and Health and Human Services to review the scheduling status of marijuana under the CSA. In his announcement, the president noted that marijuana is scheduled as more dangerous than fentanyl which has contributed to a nationwide epidemic of overdose deaths. Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. Hemp and products derived from it lawfully cultivated or manufactured in accordance with the 2018 Farm Bill, U.S. Department of Agriculture regulations and applicable state laws may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2023, the FDA issued a statement in connection with its denial of three citizen petitions requesting that the agency engage in rulemaking to establish regulations under which CBD derived from hemp could be legally marketed as a dietary ingredient in foods and dietary supplements. FDA stated that it is seeking assistance from Congress to create a new regulatory pathway that is better designed to regulate products that contain hemp derived cannabanoids, including CBD. In the interim, FDA stated that products (including dietary supplements, conventional foods, and animal foods) on the market are at risk of FDA enforcement as the agency deems “appropriate.” To date, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright.

Under federal law, cannabis having a concentration of THC greater than 0.3% by dry weight volume is marijuana. The scheduling of marijuana as a Schedule I drug is inconsistent with what Columbia Care believes to be many valuable medical uses for marijuana accepted by physicians, researchers, patients, and others. As evidence of this, the FDA on June 25, 2018 approved Epidiolex (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from marijuana. In this case, the substance is cannabidiol, or CBD, a cannabinoid found in both hemp and marijuana, which does not contain the intoxication properties of THC, the primary psychoactive component of marijuana. Columbia Care believes the CSA categorization as a Schedule I drug is not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered. Moreover, while certain published studies show that marijuana may be less harmful than alcohol, alcohol is not classified under the CSA. This disparity may reflect the comparative stigma associated with marijuana that factors into scheduling decisions by the DEA.

The federal position is also not necessarily consistent with democratic approval of marijuana at the state government level in the United States. As of December 31, 2022, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 21 of these states – Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Virginia and Washington – marijuana is legal for adult-use regardless of medical condition, although not all of those jurisdictions have fully implemented their legalization programs. As more and more states legalized medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal prohibition under the CSA and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. One significant memorandum was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).

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

The former Attorneys General who succeeded former Attorney General Sessions following his resignation did not provide a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. It is still not yet known whether the Department of Justice under President Biden and Attorney General Merrick Garland will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Justice Garland stated at a confirmation hearing in 2021 before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.” [1] Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.”[2]

[1] John Schroyer, (2021 February 22) Attorney general nominee Garland signals friendlier marijuana stance, available at https://mjbizdaily.com/attorney-general-nominee-merrick-garland-signals-friendlier-marijuana-stance/

[2] Ben Adlin, (March 1, 2023) Biden’s Attorney General says DOJ is ‘still working on’ federal marijuana policy approach. https://www.marijuanamoment.net/bidens-attorney-general-says-doj-is-still-working-on-federal-marijuana-policy-approach/

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions.

Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys, and notwithstanding public statements to the contrary, federal law enforcement could enforce the CSA – and its criminal prohibition on commercial cannabis activity -- vigorously.

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

Because most banks and other financial institutions are unwilling to provide any banking or financial services to marijuana businesses, these businesses can be forced into becoming “cash-only” businesses. While the FinCEN Guidance decreased some risk for banks and financial institutions considering serving the industry, in practice it has not substantially increased banks’ willingness to provide services to marijuana businesses. This is because, as described above, the current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each marijuana business they accept as a customer.

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

Moreover, certain temporary federal legislative enactments that protect the medical marijuana industries have also been in effect for several years. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by the past three presidents. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider is known as the “Rohrabacher-Farr Amendment” after its original lead sponsors.

The Rohrabacher-Farr Amendment was renewed most recently in the Consolidated Appropriations Acts of 2023, which funds the agencies of the federal government through September 30, 2023. Notably, the Rohrabacher-Farr Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. While the Rohrabacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

There is a growing consensus among marijuana businesses and numerous congressmen and congresswomen that guidance and temporary legislation are an inappropriate way to protect cannabis businesses. Numerous bills have been introduced in Congress in recent years to decriminalize aspects of state-legal marijuana trades. This has led to a bipartisan Congressional Marijuana Working Group in Congress. In December 2022, the U.S. House of Representatives and Senate passed, and President Biden signed into law, the Medical Marijuana and Cannabidiol Research Expansion Act, which provides for significantly broader opportunities to study cannabis. Other important measures have received successful votes in congressional committees or passage in the U.S. House of Representatives. For instance, the SAFE Banking Act, which had more than 200 cosponsors and would prevent federal banking regulators from taking adverse actions against financial institutions solely due to an institution’s provision of financial services to state-legal marijuana businesses, passed the U.S. House of Representatives with strong bipartisan support in 2019 and 2021, and again passed the House as an amendment to the America COMPETES Act in 2022. However, the SAFE Banking Act has failed to pass the U.S. Senate.

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

Except as described above and elsewhere in this Annual Report on Form 10-K, Columbia Care is in material compliance with applicable law and has not received any citations or notices of violation which have an impact on Columbia Care’s licenses, business activities or operations.

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

The ADHS has established the medical marijuana program, which includes a vertically integrated license, meaning if allocated a Medical Marijuana Dispensary Registration Certificate (a “Certificate”), entities are authorized to dispense and cultivate medical cannabis. Each Certificate allows the holding entity to operate one on-site cultivation facility, and one off-site cultivation facility which can be located anywhere within the State of Arizona. An entity holding a Certificate is required to file an application to renew with the ADHS on a biannual basis, which must also include audited annual financial statements.

To qualify to use medical marijuana under the AMMA, a patient is required to have a debilitating medical condition. Valid medical conditions include but may not be limited to HIV, cancer, glaucoma, immune deficiency syndrome, Hepatitis C, Crohn’s disease, agitation of Alzheimer’s disease, ALS, cachexia/wasting syndrome, muscle spasms, nausea, seizures, severe and chronic pain or another chronic or debilitating condition.

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

S.B. 1494 also authorized civil penalties of up to $1,000 per violation (not to exceed $5,000 in a 30-day period) on medical marijuana dispensaries. Regulations implementing S.B. 1494 went into effect on August 27, 2019. The Department promulgated amendments to the medical marijuana regulations, which became effective September 8, 2022. Changes include, among other things, a new process to apply for changes to registrations, such as changes of location and additional laboratory testing requirements.

In 2020, Arizona passed Ballot Proposition 207, which amended Title 36 to the Arizona Revised Statutes. This amendment added Chapter 28.2, titled the Smart and Safe Arizona Act (the “SSAA”). The SSAA is codified in Arizona Revised Statutes § 36-2850 et. seq. The SSAA appointed ADHS as the regulator for the program and required ADHS to promulgate, adopt, and enforce regulations for the SSAA. ADHS first published rules to administer the Adult- use Marijuana Program in the Arizona Administrative Code Title 9 Chapter 18 (the “Adult-use Rules;” together with the Medical Rules, the “Rules”). These Adult-use Rules became effective on January 15, 2021. ADHS promulgated additional amendments to the Adult-use Rules effective September 8, 2022, which make changes, among others, to the requirements for marijuana establishments preparing food or beverages and additional laboratory testing requirements. ARS § 36-2850 defines “marijuana establishment” as an entity licensed by the department to operate all of the following: a single retail location at which the licensee may sell marijuana and marijuana products to consumers, cultivate marijuana and manufacture marijuana products; a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers; and a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers.

Columbia Care (through its subsidiaries in the State of Arizona) follows applicable licensing requirements and the regulatory framework enacted by the State of Arizona.

Arizona Medical Marijuana Licensing Requirements

In order for an applicant to receive a Certificate, it must: (i) fill out an application on the form prescribed by ADHS, (ii) submit the applicant’s articles of incorporation and by-laws, (iii) submit fingerprints for each principal officer or board member of the applicant for a background check to exclude felonies, (iv) submit a business plan and policies and procedures for inventory control, security, patient education, and patient recordkeeping that are consistent with the AMMA and the Medical Rules to ensure that the dispensary will operate in compliance, and (v) designate an Arizona licensed physician as the Medical Director for the dispensary. Certificates are renewed biannually so long as the dispensary is in good standing with ADHS, pays the renewal fee, and submits an independent third-party financial audit.

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

Marijuana establishment licenses must be renewed every two years.

Arizona Licenses

The table below describes the Certificates and approvals held by Salubrious Wellness Clinic, Inc. and 203 Organix, LLC.

Holding Entity	Permit/License	Registration Number	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Salubrious Wellness Clinic, Inc.	Medical Dispensary Registration Certificate	00000097DCGK00454998	Tempe, AZ	08/07/24

The certificate
allows the
holder to cultivate, dispense, produce, process, extract, distribute and sell at retail and wholesale medical marijuana from the dispensary and one offsite cultivation facility.

Salubrious Wellness Clinic, Inc.	Approval to Operate cultivation at offsite location	00000097DCGK00454998	Chino Valley, AZ	08/07/24	Approval to operate cultivation offsite location

Salubrious Wellness Clinic, Inc.	Adult-Use Dispensary Registration Certificate	00000071ESFP14031510	Tempe, AZ	08/07/24	Approval to dispense adult-use cannabis

203 Organix, LLC	Medical Dispensary Registration Certificate	00000074DCGW00540313	Prescott, AZ	08/07/24

The certificate allows the holder to cultivate, dispense, produce, process, extract, distribute and sell at retail and wholesale medical marijuana from the dispensary and one offsite cultivation facility.

203 Organix, LLC	Adult-Use Dispensary Registration Certificate	00000070ESCO78837103	Prescott, AZ	08/07/24	Approval to dispense adult-use cannabis

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

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC will consolidate the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. Consolidated regulations became effective on a non-emergency basis on November 7, 2022. Additional regulatory amendments promulgated in 2022 include requirements and procedures to apply to DCC for a Large Cultivation License under MAUCRSA and emergency rules for track and trace requirements for delivery vehicles.

Additional statutory amendments signed into law in 2022, include, among other things, classification of cannabis beverages as a form of edible cannabis product and allowance of more packaging types for beverages, requiring applicants with 20 or more employees to execute labor peace agreements (this requirement applies to applicants with 10 or more employees after July 1, 2024), additional taxation rules, new advertising and labeling rules for cannabis vaporizer products, and a prohibition on local laws that prohibit delivery of medicinal products to qualifying patients.

At present, to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

Columbia Care (through its subsidiaries in the State of California) follows applicable licensing requirements and the regulatory framework enacted by the State of California.

California Licenses

The table below describes the licenses held by Columbia Care subsidiaries in California. The granting of a temporary license does not guarantee that an annual license will subsequently be granted.

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description
Mission Bay, LLC	California Department of Cannabis Control - # C10-0000472-LIC	San Diego	07/18/23	Adult-Use and Medicinal Provisional Retailer License

Focused Health, LLC	California Department of Cannabis Control – CDPH- 10003760	San Diego	07/29/23	Annual Manufacturing License – Type 7: Volatile Solvent Extraction

Focused Health, LLC	California Department of Cannabis Control – CCL19-0003852	San Diego	12/26/23	Provisional Cannabis Cultivation License – Adult-Use Specialty Indoor -

Focused Health, LLC	California Department of Cannabis Control - C11-0001210-LIC	San Diego	06/09/23	Adult-Use and Medicinal Provisional Distributor License

The Healing Center of San Diego, LLC	California Department of Cannabis Control - C10-0000213-LIC	San Diego	06/13/23	Adult-Use and Medicinal Provisional Retailer License

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description
PHC Facilities, Inc.	California Department of Cannabis Control CCL18-0003760	Los Angeles	04/26/23	Provisional Cannabis Cultivation License – Adult-Use Medium Indoor

PHC Facilities, Inc.	California Department of Cannabis Control - C11-0000072-LIC	Los Angeles	05/09/23	Adult-Use and Medicinal Provisional Distributor License

PHC Facilities, Inc.	California Department of Cannabis Control - C10-0000050-LIC	Los Angeles	05/09/23	Adult-Use and Medicinal Provisional Retailer License

Resource Referral Services, Inc.	California Department of Cannabis Control - C10-0000130-LIC	North Hollywood	06/04/23	Adult-Use and Medicinal Provisional Retailer License

Access Bryant SPC	California Department of Cannabis Control - C10-0000527-LIC	San Francisco	07/28/23	Adult-Use and Medicinal Provisional Retailer License

The Wellness Earth Energy Dispensary, Inc.	California Department of Cannabis Control – C10-0000288-LIC	Studio City	06/24/23	Adult-Use and Medicinal Provisional Retailer License

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

Under the Colorado Marijuana Code, the Marijuana Enforcement Division of the Colorado Department of Revenue is empowered to grant licenses to both adult use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult use context) accelerator cultivators, accelerator stores, and hospitality businesses. The Colorado Marijuana Code underwent amendments in 2022, which include, among other things, changes to the requirements for physical or virtual separation of operations for co-located adult use and medical dispensaries, transfers of product between commonly owned medical and adult use marijuana cultivation facilities, responsible vendor training, and limitations on the use of modified or synthetic intoxicating cannabanoids. The MED promulgated comprehensive amendments to its regulations effective December 1, 2022.

Cannabis businesses must also comply with local licensing requirements. Colorado localities are allowed to limit or prohibit the operation of marijuana businesses.

Columbia Care in Colorado follows the regulatory framework enacted by the State of Colorado.

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

Colorado Licenses

Columbia Care operates marijuana establishments as detailed below.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
The Green Solution LLC	Cannabis retail license 402R-00300	Aurora, Colorado (Peoria Court)	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00302	Aurora, Colorado (E. Montview Boulevard)	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00297	Aurora, Colorado (S. Potomac)	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00303	Aurora, Colorado (E. Colfax)	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00666	Aurora, Colorado (Quincy Avenue)	05/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00474	Denver, Colorado (Federal Boulevard)	06/24/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00374	Black Hawk, Colorado	12/15/2023	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00015	Denver (Grape Street)	01/01/2024	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00016	Denver, Colorado (Alameda Avenue)	01/01/2024	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00700	Denver, Colorado (Wewatta Street)	05/20/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis cultivation license 403R-00018	Denver, Colorado Grape (REC) Grow	01/01/2024	Authorizes cultivation of cannabis. The regulator has

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis cultivation license (medical) 403-00208	Denver, Colorado Grape Grow	03/05/2023*	Authorizes cultivation of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00298	Edgewater, Colorado	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00501	Fort Collins, Colorado	09/23/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license (medical) 402-00839	Fort Collins, Colorado	06/26/2023	Authorizes retail of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00654	Glendale, Colorado	03/13/2023*	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00742	Glenwood Springs, Colorado	03/29/2023	Authorizes retail of cannabis.
Columbia Care Co, Inc.	Cannabis retail license 402R-00724	Longmont, Colorado	01/18/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00014	Northglenn, Colorado	01/01/2024	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00737	Sheridan, Colorado (3926 S. Federal Boulevard)	03/26/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00743	Sheridan, Colorado (3318 S. Federal Boulevard)	03/29/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00299	Silver Plume, Colorado	10/01/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00670	Pueblo, Colorado	05/12/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00582	Trinidad, Colorado (Santa Fe Trail)	07/11/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00583	Trinidad, Colorado (N. Commercial Street)	07/11/2023	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis delivery permit 605R-00005	Aurora, Colorado	10/01/2023	Authorizes delivery of retail cannabis within the City of Aurora
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-01151	Trinidad, Colorado (36900 El Moro Road)	05/28/2023	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00892	Trinidad, Colorado (1200 Republic Drive)	02/15/2022*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00893	Trinidad, Colorado (1201 Republic Drive)	02/15/2022*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00894	Trinidad, Colorado (1202 Republic Drive)	02/15/2022*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00895	Trinidad, Colorado (1203 Republic Drive)	02/15/2022*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00020	Denver, Colorado (Steele Street)	01/01/2022*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00836	Denver, Colorado (Barberry Place)	01/25/2022*	Authorizes cultivation of cannabis.
Infuzionz, LLC	Cannabis processing license 404R-00003	Denver, Colorado (Washington Street)	01/01/2022*	Authorizes manufacturing of cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Infuzionz, LLC	Cannabis processing license (Medical) 404-00329	Denver, Colorado (Washington Street)	01/28/2022*	Authorizes manufacturing of medical cannabis products. The regulator has provided a

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
letter confirming renewal receipt and continuing validity of license.
Futurevision Ltd	Cannabis retail license 402R-00034	Denver, Colorado (Nome Street)	01/01/2024	Authorizes retail of cannabis
Futurevision Ltd	Cannabis retail license (medical) 402-00088	Denver, Colorado (Nome Street)	11/21/2023	Authorizes retail of medical cannabis
Futurevision Ltd	Cannabis retail license 402R-00296	Aurora, Colorado (Havana Street)	10/01/2023	Authorizes retail of cannabis
Columbia Care CO, Inc	Cannabis retail license 402R-00640	Thornton, Colorado	02/06/2022*	Authorizes retail of cannabis
Futurevision Ltd	Cannabis cultivation license 403R-00040	Denver, Colorado (Nome Street)	01/01/2022*	Authorizes cultivation of cannabis
Futurevision Ltd	Cannabis cultivation license (medical) 403-00131	Denver, Colorado (Nome Street)	07/05/2022*	Authorizes cultivation of medical cannabis

* Currently in the process of renewal

With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no substantial violations exist, Columbia Care would expect to receive the applicable renewed licenses in the ordinary course of business.

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

On May 24, 2022, Governor John Carney vetoed legislation passed by the Delaware General Assembly that would have legalized the adult use of cannabis, and created a state-run commercial adult-use cannabis program.

Columbia Care (through its subsidiary in the State of Delaware) follows the regulatory framework enacted by the State of Delaware.

Delaware License Requirements

Applicants for a license to operate a Compassion Center must include a US$5,000 application fee along with identifying documentation about the proposed Compassion Center, such as the proposed legal name, bylaws, articles of incorporation, and proposed address. An application must include information about the proposed facility, including: a description of the enclosed, locked facility, meeting all Department requirements for use in the cultivation of marijuana; and a description of proposed security and safety measures which demonstrate compliance with the Department’s regulations. The Department also requires applicants to disclose financial and organizational information. Such information must include evidence of the Compassion Center’s non-profit status; identifying information for each principal officer and board member; a draft operations manual which demonstrates compliance with the Department’s regulations; a list of persons or business entities having direct or indirect authority over the management or policies of the Compassion Center; a list of persons or business entities having 5.0% or more ownership in the Compassion Center, including owners of any business entity which owns all or part of the land or building; and the identities of creditors holding a security interest in the premises, if any. Applications must also include an example of the design and security features of medical marijuana containers which demonstrates compliance with the regulations. In 2022, the Delaware General Assembly amended the Delaware Medical Marijuana Act to require applicants with 20 or more employees to execute a labor peace agreement.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC01	Milford, DE	09/15/2024	Cultivation and Manufacturing Facility
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC02	Smyrna, DE	09/15/2024	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC06	Wilmington, DE	09/15/2024	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC07	Rohoboth Beach, DE	09/15/2024	Dispensary

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

FLORIDA

Florida Regulatory Landscape

In 2014, the Florida Legislature passed the Compassionate Use Act. The original Compassionate Use Act only allowed for low-THC cannabis to be dispensed and purchased by patients suffering from cancer and epilepsy. In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. Also in 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed with a 71.3% majority on November 8. This language amended the state constitution and mandated an expansion of the state’s medical cannabis program.

The Florida Medical Marijuana Legalization Initiative, Amendment 2 (“Amendment 2”), and the expanded qualifying medical conditions, became effective on January 3, 2017. The Florida Department of Health, physicians, dispensing organizations, and patients are also subject to Article X Section 29 of the Florida Constitution and § 381.986 of the Florida Statutes. On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program by replacing large portions of the existing Compassionate Use Act, which officially became law on June 23, 2017. The law regulating Amendment 2 provides for another four licenses to be issued for every 100,000 patients added to the state’s medical marijuana registry and allows growers to open 25 dispensaries, plus an additional five dispensaries for every 100,000 patients. The 2017 legislation’s cap on dispensing facilities expired on April 1, 2020 and there is now no limit. There is also no state-imposed limitation on the permitted size of cultivation or processing facilities in Florida, nor is there a limit on the number of plants that may be grown. In Florida, medical marijuana may not be wholesaled, except for limited circumstances in which a medical marijuana treatment center that seeks to make a purchase of marijuana presents proof of harvest failure to the Florida Department of Health, Office of Medical Marijuana Use (“OMMU”).

In 2022, the OMMU issued of notice of its intent to award one MMTC license to a so-called “Pigford” (Qualified Black Farmer) applicant, which is a recognized class member of Pigford v. Glickman, 185 F.R.D. 82 (D.D.C. 1999) or In re Black Farmers Litigation, 856 F. Supp. 2d 1 (D.D.C. 2011). Certain “Pigford” applicants have appealed OMMU’s denial of their license applications. Under emergency rules, the OMMU issued an application under which it will award up to 22 MMTC licenses to new applicants. License applications are due on or before April 28, 2023.

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

Columbia Care (through its subsidiary in the State of Florida) follows the regulatory framework enacted by the State of Florida.

Florida Licenses

Subsection 381.986(8)(a) of the State of Florida Statutes provides a framework that requires licensed producers, which are statutorily defined as “Medical Marijuana Treatment Centers” (“MMTC”), to cultivate, process and dispense medical cannabis in a vertically integrated marketplace. The Florida Legislature amended the statute in 2022, among other things, to authorize OMMU to test samples from MMTCs and to require product recalls in certain instances. Licenses issued by the OMMU may be renewed biennially so long as the license meets the requirements of the law and the license holder pays a renewal fee. License holders can only own one license.

Under the terms of its MMTC license, Columbia Care’s 100%-owned subsidiary, Columbia Care Florida, is permitted to sell medical cannabis only to qualified medical patients that are registered with the state. Only certified physicians who have successfully completed a medical cannabis educational program can register patients and their medical cannabis orders on the Florida Office of Compassionate Use Registry. Dispensaries also must comply with a local municipality’s zoning, which authorize such a use. The proposed site is zoned for a pharmacy and not within 500 feet of a church or school. In the State of Florida, only cannabis that is grown in the state can be sold in the state. As Florida is a vertically integrated system, Columbia Care Florida is able to cultivate, harvest, process and sell/dispense/deliver its own medical cannabis products.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Florida LLC	Medical Marijuana Treatment Center – MMTC-2017-0011	Multiple Locations	05/19/2024	Authorizes Columbia Care Florida to cultivate, process, transport and dispense cannabis for medical use

Florida Reporting Requirements

OMMU requires that any licensee establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of when marijuana seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Additionally, the OMMU also maintains a patient and physician registry and Columbia Care must comply with requirements and regulations relative to providing required data or proof of key events to said system.

Florida Licensing Requirements

Licenses issued by the OMMU may be renewed biennially so long as the licensee meets requirements of the law and pays a renewal fee, which OMMU raised significantly by emergency rule in 2022. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Columbia Care Florida would expect to receive the applicable renewed license in the ordinary course of business.

MMTC license holders can only own one license. An MMTC applicant must demonstrate that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture, (iii) they have the technical and technological ability to cultivate and produce cannabis, including, but not limited to, low-THC cannabis, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of raw materials, finished products, and by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably required to dispense cannabis to registered qualified patients statewide or regionally as determined by the OMMU, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, (viii) its owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, and ensure that a medical director is employed to supervise the activities of the MMTC, and (ix) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the OMMU, the applicant must post a performance bond of up to US$5 million, which may be reduced by meeting certain criteria such as serving at least 1,000 patients.

Florida Dispensary Requirements

An MMTC may not dispense to a patient more than a 70-day supply of cannabis within a 70-day period, except an MMTC may not dispense more than a 35-day supply of marijuana in a form for smoking within a 35-day period. A physician may not certify a patient for more than six 35-day supplies of smokable cannabis. By law, a 35-day supply is 2.5 ounces of whole flower. In 2022, OMMU passed emergency regulations further stating that marijuana in a form for smoking shall only be dispensed by an MMTC as usable whole flower, ground usable whole flower, or prerolled marijuana cigarettes and prohibiting dispensing usable flower through other routes of administration, including vaporization. OMMU’s emergency rules also set daily dose and 70-day dosage limits for other forms of administration, such as edibles, vaporizers, and topicals. The emergency rules further set a total 70-dosage limit of 24,500 mg of THC in any form. The emergency rules authorize OMMU to grant exceptions for patients.

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

(i)
the date, time, quantity, and form of cannabis dispensed,
(ii)
the type of cannabis delivery device dispensed, and
(iii)
the name and registry identification number of the qualified patient or caregiver to whom the cannabis delivery device was dispensed. An MMTC must ensure that patient records are not visible to anyone other than the patient, caregiver, and MMTC employees.

In 2022, OMMU adopted emergency regulations establishing additional dispensing requirements in connection with website orders.

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

Florida Inspections

OMMU conducts announced and unannounced inspections of MMTCs to determine compliance with the laws and rules. OMMU shall inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. OMMU shall conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

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

Illinois enacted the Cannabis Regulation and Tax Act in June 2019 (the “IL Act”). The IL Act legalized the adult use of marijuana effective January 1, 2020. Under the IL Act, Illinois residents age 21 and older are allowed to possess any combination of (i) up to 30 grams of raw marijuana, (ii) marijuana infused products containing no more than 500 mg of THC; and (iii) 5 grams of marijuana in concentrated form. Non-residents can possess any combination of (i) up to 15 grams of raw marijuana, (ii) marijuana infused products containing no more than 250 mg of THC; and (iii) 2.5 grams of marijuana in concentrated form. The IL Act also authorizes the Illinois Department of Financial and Professional Regulation (“IDFPR”) to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 1, 2020 and an additional 110 conditional licenses during 2021. Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. Columbia Care (through its subsidiaries in the state of Illinois) received licenses as Early Approval Adult Use Dispensing Organizations and is operating medical and adult use dispensaries in Illinois. No person can hold a financial interest in more than 10 dispensing organizations.

On July 15, 2021, Governor Pritzker signed House Bill 1443, now Public Act 102-0098, modifying the IL Act and the Compassionate Use of Medical Cannabis Program Act and establishing a more comprehensive criteria to award the adult-use licenses. Muliple lotteries and corrective lotteries for the adult-use licenses were held in 2021 and 2022. As of December 21, 2022, IDFPR has issued 192 Adult Use Dispensing Organization licenses to date. IDFPR announced an additional application period, ending April 21, 2023, to award an additional 55 Adult Use Dispensing Organization licenses by lottery.

The Illinois Department of Agriculture is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The Department has issued approximately 21 Early Approval Adult Use Cultivation Centers to date. Columbia Care (through its subsidiaries in the state of Illinois) received approval as Early Approval Use Cultivation Center and is operating as a medical and adult use cultivation center in Illinois. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation center are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The Department is also permitted to license up to 40 craft growers and 40 infuser organizations by July 1, 2020 and another 60 of each license type by the end of 2021. As of March 2, 2023, the Department has issued approximately 85 craft grower business establishment licenses and 55 business establishment infuser licenses.

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

The Illinois Department of Agriculture is authorized to promulgate regulations for cultivators, craft growers, infuser organizations, and transporting organizations, and the IDFPR is authorized to regulate dispensaries. The Department of Agriculture’s final rules took effect on June 3, 2020, while the IDFPR has not yet issued comprehensive operational regulations for the adult- use program.

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

Columbia Care (through its subsidiaries in the State of Illinois) follows applicable licensing requirements and the regulatory framework enacted by the State of Illinois.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Curative Health LLC	IL Dept. of Financial & Professional Regulation Certificate – 280.000044-DISP	Chicago, IL	08/29/2023	Registered Medical Cannabis Dispensing Organization Certificate

Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000024-AUDO	Chicago, IL	03/31/2024	Registered Adult-Use Cannabis Dispensing Organization Certificate

Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000065-AUDO	Villa Park, IL	03/31/2024	Registered Adult-Use Cannabis Dispensing Organization Certificate

Curative Health Cultivation, LLC	IL Dept. of Agriculture Early Approval Adult Use Cultivation Center License #1512040751-EA	Aurora, IL	03/31/2023	Early Approval Adult-Use Cultivation Center License

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Curative Health Cultivation, LLC	IL Dept. of Agriculture Medical Cannabis Cultivation Permit #1512040751	Aurora, IL	12/04/2023	Medical Cannabis Cultivation Center Operating Permit

Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Industrial Hemp Processor License – #1204-332	Aurora, IL	12/31/2024	Registered Industrial Hemp Processor License

Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Cannabis Transporter License #1512040751-TR	Aurora, IL	07/14/2023	Registered Cannabis Transporter License

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company reclassified certain licenses as held for sale in its New York, Massachusetts, and Illinois locations. Refer to Note 20 of the financial statements for additional details.

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

Each dispensary must submit a list of all third-party vendors to the IDFPR– Division of Professional Regulation and the name of all service professionals that will work at the dispensary. The list must include a description of the type of business or service provided, and changes to the service professional list must be promptly provided. No service professional may work in the dispensary until his or her name is provided to the IDFPR – Division of Professional Regulation on the service professional list.

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

Illinois Reporting Requirements

The state of Illinois uses BioTrack as the state’s computerized track and trace system for seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. Columbia Care integrates its in-house tracking system with the state’s BioTrack program to capture the data points required by the Illinois Compassionate Use of Medical Cannabis Pilot Program Act and the Cannabis Regulation and Tax Act.

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

Dispensaries may not accept deliveries through public areas or areas where patrons may be. Deliveries must be accepted through a secure area unless otherwise approved by the IDFPR – Division of Professional Regulation.

Illinois Inspections

Dispensaries and cultivation centers are subject to random and unannounced inspections and cannabis testing. They must also make all records, logs, and reports immediately available for inspection upon request by the IDFPR– Division of Professional Regulation or the Department of Agriculture, as applicable.

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

In November of 2022, Maryland voters adopted a ballot question (Question 4) amending the Maryland Constitution to legalize the adult use and possession of cannabis. Beginning on July 1, 2023, Question 4 allows adults age 21 or older in Maryland to possess and consume up to 1.5 ounces of cannabis flower, 12 grams of concentrated cannabis, or a total amount of cannabis products that does not exceed 750 mg THC. During the 2023 legislative session, the Maryland General Assembly will consider legislation creating a regulatory framework for the adult use cultivation, processing, distribution and sale of cannabis. It is not known how this legislation will impact Columbia Care and its subsidiaries’ current medical cannabis operations, nor future authorization to operate in the adult use cannabis commercial marketplace.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MD LLC	Medical Cannabis Establishment License #D-19- 00012	Chevy Chase, MD	09/26/2025	Dispensary
Green Leaf Medical, LLC	Medical Cannabis Establishment License #G-17-00008	Frederick, MD	08/14/2023	Cultivation Facility
Green Leaf Extracts, LLC	Medical Cannabis Establishment License #P-17-00001	Bishopville, MD	08/14/2023	Processor Facility
Wellness Institute of Maryland, LLC	Medical Cannabis Establishment License #D-17-00001	Frederick, MD	07/05/2023	Dispensary
Sugarloaf Enterprises, LLC	Medical Cannabis Establishment License #D-20-00007(1)	Rockville, MD	03/25/2026	Dispensary
Time for Healing LLC	Pre-Approval Stage	Prince George’s County	Pre-Approval Stage	Dispensary

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

Columbia Care (through its subsidiary in the Commonwealth of Massachusetts) follows the requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

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

Massachusetts Licenses (Medical)

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD165	Lowell, MA	06/27/2023	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD727	Greenfield, MA	11/07/2023	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD265	Boston, MA	11/07/2023	Medical Dispensary, Cultivation and Product Manufacturing

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

MASSACHUSETTS (ADULT-USE)

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The Cannabis Control Commission (the “CCC”), a regulatory body created in 2018, licenses adult use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018. In 2022, the Massachusetts Legislature amended the enabling legislation for the adult use program and MUMP to, among other things, render it unlawful for cannabis businesses to pay percentage-based fees to municipalities under the statutorily required Host Community Agreements with those municipalities.

Columbia Care (through its subsidiary in the Commonwealth of Massachusetts) follows the requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

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

The final licenses allow Patriot Care Corp. to operate the Marijuana Establishments. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Final Marijuana Establishment License #MR281283	Lowell, MA	09/16/2023	Dispensary
Patriot Care Corp.	Final Marijuana Establishment License #MP281308	Lowell, MA	09/16/2023	Manufacturing
Patriot Care Corp.	Final Marijuana Establishment License #MC281265	Lowell, MA	09/16/2023	Cultivation
Patriot Care Corp.	Final Marijuana Establishment License #MR281282	Greenfield, MA	09/16/2023	Dispensary
Patriot Care Corp.	Provisional Marijuana Retail License #MR281284	Boston, MA	01/20/2024	Dispensary

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company reclassified certain licenses as held for sale in its New York, Massachusetts, and Illinois locations. Refer to Note 20 of the financial statements for additional details.

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

In November of 2022, Missouri voters approved a ballot referendum (Missouri Amendment 3), which amended the Missouri Constitution to legalize the purchase, possession, consumption, use, delivery, manufacture, and sale of marijuana for personal use for adults over the age of twenty-one and levy a six-percent tax rate on the sale of adult use marijuana. Beginning December 8, 2022, Missouri Amendment 3 authorizes Missouri residents to legally possess up to 3 ounces of marijuana.

DHSS adopted emergency regulations authorizing existing medical licensees to submit applications to convert to “Comprehensive Facilities,” which are defined as entities authorized to engage in adult use and medical operations. On December 8, 2022, DHSS began accepting applications for existing medical licensees to convert their medical licenses to Comprehensive Facility licenses. Columbia Care (thought its subsidiary) has applied for and received a Comprehensive Marijuana-Infused Products Manufacturing Facility License and a Comprehensive Marijuana Dispensary Facility License. The first adult use cannabis sales to consumers in Missouri were authorized by DHSS and occurred on February 3, 2023.

Under the emergency regulations, applications for conversion to Comprehensive Facilities must (i) be submitted in a department approved online format; (ii) include a plan that explains how the applicant will serve both the medical and adult-use markets, while maintaining adequate supply at a reasonable cost to qualifying patients; (iii) include a plan to promote and encourage participation in the regulated marijuana industry by people from communities that have been disproportionately impacted by marijuana prohibition; and (iv) include a nonrefundable $2,000 fee. DHSS has 60 days to act on these conversion applications.

DHSS will not issue additional medical, adult use or comprehensive facility licenses until such time as DHSS determines additional licenses are needed to meet the demand for marijuana product and ensure a competitive market while also preventing an over-concentration of marijuana facilities within the boundaries of any particular local government.

Missouri Licenses

Columbia Care MO LLC holds the following licenses in Missouri:

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MO LLC	Marijuana License #MAN000036	Columbia, MO	01/10/2026	Comprehensive Marijuana Manufacturer

Columbia Care MO LLC	Marijuana License #DIS000184	Hermann, MO	01/23/2026	Comprehensive Marijuana Dispensary

Missouri Regulations

DHSS’s regulations, including the emergency regulations adopted by DHSS following passage of Missouri Amendment 3, establish both general requirements applicable to all licensed facilities, as well as specific requirements for various types of licenses, including manufacturing and dispensary licenses.

All marijuana facilities are required to implement inventory control systems that utilize a DHSS-approved seed-to-sale tracking system for the tracking of marijuana products through the seed or immature plant stage through to sale to a qualified patient (or compliant disposal). Marijuana facilities are required to install and maintain security equipment designed to prevent unauthorized entrance, and include components of intrusion detection, electronic video monitoring, access limitation and control, and training of security personnel. Marijuana facilities are also required to maintain policies and procedures for addressing recalls, and proper labelling and packaging of products. In general, medical marijuana facilities are not permitted to be operated within 1,000 feet of schools or religious facilities. Wastes from marijuana facilities, such as solid wastes and wastewater, must be disposed of in accordance with otherwise-applicable Missouri law regarding waste disposal. Marijuana wastes are also required to be rendered unusable by mixture with non-marijuana wastes.

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

Medical dispensary facilities, in addition to complying with all otherwise-applicable requirements, are required to maintain information accessible to qualified patients regarding such topics as addiction, different strains of medical marijuana and their effects, the risks of medical marijuana use, and prohibitions on consumption of medical marijuana in public places. Medical dispensary facilities are required to utilize point-of-sale systems that verify a qualified patient’s purchases through the statewide track and trace system, and that require verification of the qualified patient’s government-issued identification. A medical dispensary may not dispense medical marijuana in excess of what the qualified patient is permitted to purchase under the patient’s physician authorization. Medical dispensary facilities are required to limit access to qualifying patients and primary caregivers, and to enforce limited access areas throughout the dispensary facility.

With regard to adult use consumers, dispensary facilities must have only one entrance at which patients and/or consumers are screened to verify patient status and/or age. There are similar rules with regard to point of sale and statewide track and trace procedures for adult use transactions as there are for medical marijuana transactions.

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

On August 19, 2021, the Commission approved the first set of rules governing the state’s adult-use cannabis program. The rules will allow the CRC to begin licensing cannabis businesses. On November 23, 2021, the Executive Director of the Commission issued guidance to ATCs on the process for submitting Expanded ATC applications, Columbia Care’s Expanded ATC application was approved by the Commission for its cultivation and manufacturing permits and two (2) retail dispensary locations in Vineland and Deptford on April 12, 2022, Columbia Care was approved to operate a second cultivation facility in Vineland on May 25, 2022, which was also approved for Expanded ATC operations on August 3, 2022. Nine (9) other fully licensed and vertically integrated ATCs have been approved to become Expanded ATCs.

The Commission has also begun licensing other Expanded ATCs as well as adult-use only cultivators, manufacturers, and retailers. Adult-use only licenses are subject to an open and rolling application period that first commenced through a notice of application acceptance for personal-use cannabis business licenses in November of 2021. The Commission opened applications for Class 1 Cultivators and Class 2 Manufacturers on December 15, 2021, followed by applications for Class 5 Retailers on March 15, 2021. The Commission anticipates soliciting applications for Class 3 Wholesalers, Class 4 Distributors, and Class 6 Delivery licenses sometime in 2023. To date, the Commission has issued notice of application approval for forty-three (43) Class 5 Retailers, fifteen (15) Class 2 Manufacturers, and twenty-five (25) Class 1 Cultivators, though none of these stand-alone adult-use licenses have become fully licensed and operational. New adult-use award winners have three hundred sixty-five (365) days from the date to the notice of approval to request a final onsite assessment and review from the Commission to become operational.

New Jersey Regulations

ATC permits are awarded by a selection committee that evaluates applicants on the following general criteria: (1) submittal of mandatory organizational information; (2) ability to meet the overall health needs of qualified patients and safety of the public; (3) history of compliance with regulations and policies governing government-regulated marijuana programs; (4) ability and experience of applicant in ensuring an adequate supply of marijuana; (5) community support and participation; (6) ability to provide appropriate research data; (7) experience in cultivating, manufacturing, or dispensing marijuana in compliance with government-regulated marijuana programs; and (8) workforce and job creation plan. Information required to be submitted is wide-ranging, and includes identification information and background checks of principals, employees, directors, and other stakeholders, and evidence of compliance with certain state and local laws and ordinances. Columbia Care was awarded a vertically integrated ATC permit as a result of the result of a 2018 Request for Applications (“2018 RFA”), along with five (5) other applicants selected for final approval for vertically integrated ATC permits by the DOH. The Commission has since approved an additional fourteen (14) ATC permits as part of the 2019 Request for Applications (“2019 RFA”), inclusive of four (4) additional vertically integrated permits, ten (10) stand-alone cultivation permits and thirty (30) stand-alone dispensary permits.

In order for an ATC to become an Expanded ATC – selling into both the medical and adult-use market – it is required to certify to, among other things: (1) that the ATC has sufficient quantities of medicinal cannabis and medicinal cannabis products available to meet reasonably anticipated needs of registered qualifying patients, including through inventory data, projections, and supporting materials; (2) that the ATC will not make operational changes that reduce access to medicinal cannabis for currently and newly registered qualifying patients in order to operate a cannabis establishment, including through the submission of a detailed plan for prioritizing and meeting the needs of registered qualifying patients.

New Jersey Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care New Jersey LLC	MC000093	Vineland, NJ	12/31/2023	Medical Cultivation
Columbia Care New Jersey LLC	MC000005	Vineland, NJ	12/31/2023	Medical Cultivation
Columbia Care New Jersey LLC	MM000004	Vineland, NJ	12/31/2023	Medical Manufacturing
Columbia Care New Jersey LLC	MRE000010	Vineland, NJ	12/31/2023	Medical Dispensary
Columbia Care New Jersey LLC	MRE000011	Deptford, NJ	12/31/2023	Medical Dispensary
Columbia Care New Jersey LLC	C000005	Vineland, NJ	04/17/2023	Adult Use Cultivation
Columbia Care New Jersey LLC	C000093	Vineland, NJ	08/02/2023	Adult Use Cultivation
Columbia Care New Jersey LLC	M000004	Vineland, NJ	04/17/2023	Adult Use Manufacturing

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care New Jersey LLC	RE000010	Vineland, NJ	04/20/2023	Adult Use Dispensary
Columbia Care New Jersey LLC	RE000011	Deptford, NJ	04/20/2023	Adult Use Dispensary

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

Adult-use licenses expire a year after issuance and require the submittal of a renewal application 90-days prior to the expiration of such licenses. For Expanded ATCs in particular, the first renewal application must be accompanied by a certification as to the continued material accuracy of the Expanded ATC’s previously approved license application, submission of new written approval from the municipality in which the ATC is located, and the approval of all required renewal fees. Columbia Care New Jersey would expect to receive all requisite renewed adult-use licenses in the ordinary course.

New Jersey Dispensary Requirements

ATCs are subject to a number of regulations regarding their policies, procedures, records, and reporting, both under the medical and adult-use regulations. For example, ATCs must develop oversight procedures; procedures to ensure safe growing and dispensing operations; security policies; inventory protocols; disaster plans; pricing standards; and crime prevention plans and must maintain careful records, including organizational charts; facility documents; supply-and-demand projections; general business records; detailed sales records; and detailed personnel and training records. ATCs must provide substantial training for their employees and must maintain an alcohol and drug-free workplace.

Holders of an ATC permit are subject to a detailed regulatory scheme encompassing: security, staffing, point-of-sale systems, manufacturing standards, hours of operation, delivery, advertising and marketing, product labeling, records and reporting, age verification, and more. As with all jurisdictions, the full regulations (N.J.A.C. 17:30 et seq. and N.J.A.C. 17:30A) should be consulted for further information about any particular operational area.

New Jersey Storage, Security, and Transportation Requirements

Each ATC is required to provide effective controls and procedures to guard against theft and diversion of cannabis including, when appropriate, systems to protect against electronic records tampering. With respect to security and inventory protocols, ATCs are required to maintain robust security and alarm systems in good working order; test and inspect such security systems; employ policies to limit unauthorized access to areas containing marijuana; adopt security protocols to protect personnel; minimize exterior access and ensure the exterior of the facility has adequate lighting; and notify the proper authorities of reportable losses, security breaches, alarm activations, and electrical failures. ATCs are required to conduct detailed monthly inventories and an annual comprehensive inventory.

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

The CCB published proposed adult-use regulations in the New York State Register on December 14, 2022, with a comment period that closed as of February 13, 2023 (the “Proposed Regulations”). Though the Proposed Regulations are subject to change, Registered Organizations are afforded the option of converting into one (1) of two (2) adult-use license types should they wish to convert to adult-use: (1) Registered Organizations Non-Dispensing (“ROND”), which is a hybrid-medical adult-use Registered Organization that is authorized to operate as an adult-use cultivator, processor, and distributor, but not converting any of its dispensing sites; or (2) Registered Organization with Dispensing (“ROD”), which is authorized to engage in adult-use cultivation, processing, distribution, and retail, but is only permitted to co-locate for medical and adult-use in three (3) of its four (4) dispensaries. The application to operate as either a ROND or ROD license must be accompanied by: (1) a community impact plan; (2) an energy and environmental plan; (3) a medical patient prioritization plan; and (4) a co-location retail dispensary operating plan if applying as a ROD. It is anticipated that the CCB will not begin accepting any applications for ROND or ROD until such time as the proposed regulations are made final.

The CCB has been issuing three (3) types of conditional licenses until such time as full adult-use regulations are finalized, including: (1) adult-use conditional cultivators (“AUCC:”); (2) adult-use conditional processors (“AUCP”); and (3) conditional adult use retail dispensaries (“CAURD”). The eligibility for participation in the AUCC and AUCP programs is limited to those that previously held licenses in the hemp and/or hemp cannabinoid programs. Participation in the CAURD program is limited to those entities 51% owned by individuals with prior marijuana convictions, charges, and/or arrests. To date, the CCB has issued: (1) two hundred thirty-three (233) AUCCs; (2) thirty-one (31) AUCPs; and (3) sixty-six CAURD licenses.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care NY LLC	MM0301M	Rochester, NY	07/31/2023	Cultivation and Manufacturing
Columbia Care NY LLC	MM0307M	Riverhead, NY	07/31/2023	Cultivation and Manufacturing
Columbia Care NY LLC	MM0302D	New York, NY	07/31/2023	Dispensary
Columbia Care NY LLC	MM0303D	Riverhead, NY	07/31/2023	Dispensary
Columbia Care NY LLC	MM0306D	Brooklyn, NY	07/31/2023	Dispensary
Columbia Care NY LLC	MM0305D	Rochester, NY	07/31/2023	Dispensary
Columbia Care NY, LLC	New York Department of Health—Controlled Substances License No. 1000105	Rochester, NY	05/16/2023	Class 10 Exporter
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -001	Brooklyn, NY	04/20/2023	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -002	Rochester, NY	04/20/2023	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -003	New York, NY	04/20/2023	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -004	Riverhead	04/20/2023	Cannabinoid Hemp Retail

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company reclassified certain licenses as held for sale in its New York, Massachusetts, and Illinois locations. Refer to Note 20 of the financial statements for additional details.

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

Every month the CCB requests a dispensing report in Excel format, via email, showing the products dispensed for the month. This is the only report Columbia Care NY LLC is required to submit to the CCB. All other data is pulled by the CCB directly from Columbia Care NY LLC’s seed-to-sale tracking system.

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

motion detectors; video cameras in areas that may contain marijuana; exportable video recordings that Columbia Care must retain for 60 days and make available to the CCB; measures to ensure adequate lighting; and other security measures. Registered Organizations must work to ensure that manufacturing and dispensing facilities maintain all security system equipment and recordings in a secure location with access limited to surveillance personnel, law enforcement, security system service employees, the CCB or its authorized representative, and others when approved by the CCB. Security equipment must be kept in working order and periodically tested.

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

Prior to transporting medical marijuana, Registered Organizations must complete a shipping manifest using a form determined by the CCB. A copy of the shipping manifest must be transmitted to the destination that will receive the products and to the CCB at least two Business Days prior to transport unless otherwise expressly approved by the CCB. In this regard, the Registered Organization must maintain shipping manifests and make them available to the CCB for inspection upon request, for a period of 5 years. Approved medical marijuana products must be transported in a locked storage compartment that is part of the vehicle transporting the marijuana and in a storage compartment that is not visible from outside the vehicle. Employees, when transporting approved medical marijuana products, travel directly to their destination(s) and may not make unnecessary stops in between. Delivery times must be randomized, transportation vehicles must be staffed by at least two employees, and a copy of the shipping manifest must be on hand while transporting or delivering approved medical marijuana products.

NYSDOH Inspections

All registered organizations must make their books, records, and facilities available to CCB for monitoring, on- site inspection, and audit purposes, including but not limited to periodic inspections and evaluations. If a problem is found by CCB, the registered organization must submit a plan of correction within 15 days.

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

Several forms of medical marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, Tinctures, plant material, edibles, patches and any other forms approved by the State Board of Pharmacy. On November 18,

2021, the Ohio Board of Pharmacy closed its Request for Applications process to solicit applications for up to 73 new dispensary licenses. The Board of Pharmacy awarded these provisional dispensary licenses in early 2022. Also in 2022, the Board of Pharmacy amended its regulations to, among other things, add new requirements for renewals of dispensary key employee registrations and dispensary financial audits submitted to the Board. The Department of Commerce also amended its regulations in 2022 to, among other things, add new testing requirements and require patient caregivers to be Ohio residents.

Columbia Care (through its subsidiary in the State of Ohio) follows the applicable licensing requirements and the regulatory framework enacted by the State of Ohio.

Licenses in the State of Ohio

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care OH LLC	Certificate of Operation #MMCPC00024	Mount Orab, OH	07/01/2023	Certificate of Operation to Cultivate Medical Marijuana
Columbia Care OH LLC	Certificate of Operation #MMCPP00134	Mount Orab, OH	02/19/2024	Certificate of Operation to Plant-Only Processing of Medical Marijuana
Cannascend Alternative LLC, dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700073	Dayton, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative Logan, LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700071	Logan, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700072	Monroe, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700070	Marietta, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation
Corsa Verde LLC	Certificate of Operation #MMCPP00039	Columbus, OH	12/12/2023	Certificate of Operation to Process Medical Marijuana
Green Leaf Medical of Ohio II, LLC dba gLeaf	Medical Marijuana Dispensary Certificate of Operation #MMD.0700074	Warren, OH	07/01/2023	Medical Marijuana Dispensary Certificate of Operation

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

Dispensaries in Ohio may only dispense to qualified patients over the age of 18 or their caregiver. Each dispensary must use a scanner approved by the state board of pharmacy to retrieve patient registry data by scanning patient or caregiver registry identification cards and government issued photographic identification. Dispensaries may only be open between the hours of 7 am and 9 pm and must be open for a minimum of 35 hours per week. Dispensaries must have at least two employees in the dispensary during all hours of operation.

Dispensaries must maintain the following records: (a) confidential storage and retrieval of patient information or other medical cannabis records, (b) records of all medical cannabis received, dispensed, sold, destroyed, or used, (c) dispensary operating procedures, (d) a third-party vendor list, (e) monetary transactions, and (f) journals and ledgers. All records relating to the purchase or return, dispensing, distribution, destruction, and sale of medical cannabis must be maintained under appropriate supervision and control to restrict unauthorized access on the licensed premises for a five-year period.

Ohio Reporting Requirements

Ohio uses the METRC system as its seed-to-sale tracking system. Licensees are required to use METRC to push data to the state to meet all of the reporting requirements. Dispensaries must use METRC to provide data to the Ohio Board of Pharmacy on a real-time basis. The following data must be transmitted: (a) each transaction and each day’s beginning inventory, acquisitions, sales, disposal and ending inventory, (b) acquisitions of medical cannabis from a licensed processor or cultivator holding a plant-only processor designation, (c) name and license number of the licensed dispensary employee receiving the medical cannabis and, (d) other information deemed appropriate by the Ohio State Board of Pharmacy. A dispensary’s designated representative shall conduct the inventory at least once a week. Records of each day’s beginning inventory, acquisitions, sales, disposal and ending inventory shall be kept for a period of three years.

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

Dispensaries must restrict access areas and keep stock of medical cannabis in secured area enclosed by a physical barrier with suitable locks and an alarm system capable of detecting entry at a time when licensed dispensary employees are not present. Medical cannabis must be stored at appropriate temperatures and under appropriate conditions to help ensure that its identity, strength, quality and purity are not adversely affected.

Additionally, dispensaries must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis, including (a) a perimeter alarm, (b) motion detectors, and (c) duress and panic alarms. A dispensary must also employ a holdup alarm, which means a silent alarm signal generated by the manual activation of a device intended to signal a robbery in progress.

Video cameras at a dispensary must be positioned at each point of egress and each point of sale. The cameras must capture the sale, the individuals and the computer monitors used for the sale. Video surveillance recording must operate 24 hours a day, seven days a week. Recording from all video cameras during hours of operation must be made available for immediate viewing by the Board of Pharmacy and must be maintained for at least six months.

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

Board of Pharmacy Inspections

The Board of Pharmacy may conduct unannounced dispensary inspections and testing of medical marijuana samples. The Board enter dispensaries and conduct inspections of all areas and of all pertinent equipment, containers and materials and data.

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

On June 30, 2021, Pennsylvania Governor Tom Wolf signed into law H.B. 1024 (also known as Act 44), which made revisions to Pennsylvania’s medical marijuana program, including codification of certain practices permitted under emergency orders issued in response to the COVID-19 pandemic. The changes permit a wider range of individuals to serve as caregivers, including employees of long-term care and nursing facilities. The changes also permit dispensaries some additional operational flexibilities, including providing limited, on-site outdoor order pickups, providing remote patient consultations, and providing medical dosages up to a 90 days' supply as opposed to a 30 days' supply.

On March 5, 2021, the Department of Health proposed permanent regulations relating to medical marijuana, replacing the temporary regulations governing the program through its history. These proposed regulations are in substantially the same form as the temporary regulations, with only a few distinctions. One proposed revision identifies that a medical marijuana organization’s change in ownership without the Department’s knowledge and written approval of all individuals affiliated with the medical marijuana organization would be a violation of the act and proposed rules. The proposed regulations also require dispensaries and grower/processors to supplement ongoing reports to the Department with information related to the average price per unit of medical marijuana products sold, as opposed to the per-dose price. The proposed rules also augment the list of reasons for which the Department may suspend or revoke a medical marijuana organization’s permit by adding falsification of information on any applications submitted to the Department. The proposed regulations also address training, identifying that principals, as well as employees, who have direct contact with patients or caregivers or who physically handle medical marijuana plants, seeds and products must also complete a training. Other changes include corresponding changes to caregiver and patient supply rules consistent with Act 44.Also consistent with Act 44 licensed Grower Processors in Pennsylvania may obtain hemp and hemp-derived CBD from hemp licensed in the state of Pennsylvania.The Department of Health promulgated final regulations that became effective March 4, 2023.

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

Columbia Care (through its subsidiary in the State of Pennsylvania) follows applicable licensing requirements and the regulatory framework enacted by the State of Pennsylvania.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Pennsylvania LLC	Permit D-2009- 17	Allentown, PA Scranton, PA Wilkes-Barre, PA	06/29/2023	Dispensary
Green Leaf Medicals, LLC	Permit GP-18-3005	Saxton, PA	07/31/2023	Grower Processor

Pennsylvania Dispensary Requirements

In order to maintain its permit, a dispensary must continue to meet all of the qualifications for obtaining such permit. Dispensaries must purchase marijuana only from authorized growers and processors. They may sell devices related to the use of medical marijuana, but only with the Department’s prior written approval. Dispensaries must require a valid identification card from each patient or caregiver and verify it via electronic tracking system before dispensing any product. A dispensary may not dispense (1) a quantity of marijuana greater than the amount indicated on a patient’s certification, (2) a form or dosage of product that is listed as a restriction or limitation on the patient certification, (3) or a form of medical marijuana product which is not permitted by law or regulation. Dispensaries cannot dispense more than a 90-day supply at one time, and subject to additional requirements in the Department of Health’s final regulations. Moreover, dispensaries are subject to certain advertising and promotional restrictions.

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

On March 24, 2022, Utah Governor Spencer Cox signed into law Senate Bill 195, which makes several changes to the medical marijuana program. These changes include the addition of acute pain for which a medical professional may generally provide opioids as a qualifying condition eligible for a limited supply of medical cannabis and amends requirements for medical cannabis advertising and renewing patient medical cannabis cards.

Additionally, in 2014, the Utah legislature passed the Hemp and Cannabinoid Act (the “UT Hemp Act”) pursuant to the 2014 Farm Bill, which created the framework for legalized industrial hemp in Utah. The UT Hemp Act created a pilot program for hemp. Utah’s 2019 amendments to the UT Hemp Act expanded the scope of the state’s hemp program. In 2020, Utah amended the UT Hemp Act once again and directed the UDAF to develop a state industrial hemp production plan. In 2020, the U.S. Department of Agriculture approved the Utah Industrial Hemp Production Plan.

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

Utah Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
CCUT Pharmacy LLC	Medical Cannabis Pharmacy License 0010-270	Springville, UT	04/22/2023	Dispensary

CCUT Pharmacy LLC	Industrial Hemp Retail License 8003-214074	Springville, UT	12/31/2023	Industrial Hemp

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

In 2022 and 2023, the Virginia General Assembly passed and Governor Glenn Youngkin signed into law a series of statutory amendments to the adult use cannabis legislation and affecting the medical cannabis program. Among other things, the amendments transfer oversight and administration of the medical cannabis program from the Board of Pharmacy to the Virginia Cannabis Control Authority, establish new restrictions on advertising, with criminal penalties for violations,, allows pharmacists employed by pharmaceutical processors to issue written certifications subject to oversight by the processor’s medical director and under other conditions, adds labeling requirements, and recriminalizes possession of more than four (4) ounces of cannabis in public.

Columbia Care (through its subsidiaries in the Commonwealth of Virginia) follows the regulatory framework enacted by the Commonwealth of Virginia.

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

As of March 2023, the Board allows pharmaceutical processors to sell whole flower to patients.

Virginia Licenses

On September 25, 2018, the Virginia Board announced the conditional approval of pharmaceutical processor permits for each of Virginia’s five health service areas. Columbia Care Eastern Virginia LLC was awarded conditional approval for Health Services Area V and was granted a final permit to operate a facility in that area on April 6, 2020.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Eastern Virginia LLC	Pharmaceutical Processor Permit #0240000002	Portsmouth, VA	04/30/2023	Cultivation, Processing and Dispensary

Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility #247000004	Virginia Beach, VA	12/31/2022	Dispensary

Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000010	Williamsburg, VA	11/30/2023	Dispensary

Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000012	Hampton, VA	01/31/2024	Dispensary

Green Leaf Medical of Virginia, LLC	Pharmaceutical Processor Permit #0240000003	Richmond, VA	05/31/2023	Cultivation, Processing and Dispensary

Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility #0247000003	Glen Allen, VA	11/30/2023	Dispensary

Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000013	Colonial Heights, VA	02/29/2024	Dispensary

Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000009	Richmond, VA	10/31/2023	Dispensary

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

WASHINGTON, D.C.

Washington, D.C. Regulatory Landscape

Washington, D.C.’s medical cannabis program is governed by D.C. Code § 7-1671.01 et seq. and the implementing regulations, CDCR 22-C100 et seq. The program authorizes all registered, qualified patients and caregivers to purchase medical cannabis from any licensed dispensary in the District. Registrations cards for District residents are valid for two years from the date of issuance. The program also authorizes medical cannabis cardholders from other states to purchase medical cannabis from any licensed dispensary in the District. The program accepts medical cannabis cards from any state or U.S. territory that has an active medical cannabis program and issues either a card or state-issued document evidencing the patient’s participation in the program as long as that state or territory extends reciprocity to the District. The program also allows non-District residents to apply for a 30-day temporary registration.

The medical cannabis program creates licensing regimes for dispensaries and cultivation centers. A dispensary registered to operate in the District of Columbia may (a) possess and sell medical cannabis to registered qualified patients and caregivers; and (b) manufacture, purchase, possess, and distribute paraphernalia and cigarette rolling papers to registered qualified patients and caregivers. All medical cannabis sold by a licensed dispensary must be provided by a District-licensed and located medical cannabis cultivator. A cultivation center registered to operate in the District of Columbia may: (a) possess, manufacture, grow, cultivate, and distribute medical cannabis for sale to registered dispensaries; and (b) manufacture, purchase, possess, and distribute paraphernalia and cigarette rolling papers to registered dispensaries. The number of dispensaries in the District of Columbia is capped at 8, while the number of cultivation centers is capped at 14. Currently, there are seven operating dispensaries and six operating cultivation centers. An application processes for an additional dispensary license, two additional cultivation centers, and two testing laboratories was completed on September 28, 2022.

On January 30, 2023, the Mayor of Washington, D.C. signed the Medical Cannabis Amendment Act of 2022 that includes substantial changes to the medical cannabis program, including removing the caps on licenses, establishing a process for unlicensed establishment to obtain a medical cannabis business license, creating new license categories and endorsement, allowing qualifying patients to self-certify and creating a civil enforcement mechanism for businesses distributing or selling cannabis without a license. The Act is currently being reviewed by Congress. According to the D.C. City Council, the “Projected Law Date is Mar 28, 2023” unless Congress passes a Resolution of Disapproval.

Columbia Care (through its subsidiaries in Washington, D.C.) follows the regulatory framework enacted by Washington, D.C.

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

A dispensary or cultivation center must operate and maintain in good working order a 24/7 closed-circuit television surveillance system on the premises that complies with several minimum standards, including: (1) the system must visually record and monitor the entire facility including entrances and exits, parking lots, limited access areas, and areas where medical marijuana is cultivated, stored, dispensed, or destroyed; (2) cameras must be adequate for the lighting, produce digital, time stamped video, and capable of producing a DVD; (3) the system must be in good working order, and malfunctions must be reported; (4) footage must be stored for 30 days. Upon request, recordings must be turned over to police or the ABRA. A dispensary or cultivation center must also install, maintain, and use a professionally monitored robbery and burglary alarm system meeting certain requirements.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care DC	Cultivation Center Registration #MMP00231	WashingtonD.C.	12/31/2023	Cultivation

VentureForth LLC	Dispensary Registration #MMP00067	WashingtonD.C.	12/31/2023	Dispensary

VentureForth LLC	Cultivation Center Registration #MMP00049	WashingtonD.C.	12/31/2023	Cultivation

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care WV LLC	G020003	Falling Waters, WV	10/01/2023	Cultivation
Columbia Care WV LLC	P020004	Falling Waters, WV	11/12/2023	Processor
Columbia Care WV LLC	D540058	Williamstown, WV	01/28/2024	Dispensary
Columbia Care WV LLC	D100059	Huntington, WV	01/28/2024	Dispensary
Columbia Care WV LLC	D310060	Morgantown, WV	01/28/2024	Dispensary
Columbia Care WV LLC	D410061	Beckley, WV	01/28/2024	Dispensary
Columbia Care WV LLC	D200062	St. Albans, WV	01/28/2024	Dispensary

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

Security, Transportation, and Storage Requirements

Permittees must have security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss. The security systems must incorporate a professionally monitored security alarm system that is operational 24 hours a day, seven days a week, and records all activity in images capable of clearly revealing facial detail; have the ability to clearly and accurately display the date and time; record all images captured by each surveillance camera for a minimum of 180 days in a format that may be easily accessed for investigative purposes; and utilize a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings are stored. Permittees must install commercial-grade, nonresidential doors and door locks on each external door of the facility, with keys or key codes for all doors remaining in the possession of designated authorized individuals. During all nonworking hours, all entrances to and exits from the site and facility must be securely locked. Permittees must install lighting to ensure proper surveillance both inside and outside of the facility. Access to rooms containing security and surveillance monitoring equipment must be limited to persons who are essential to maintaining security and surveillance operations; federal, state and local law enforcement; security and surveillance system service employees; the bureau or its authorized agents; and other persons with the prior written approval of the Office.

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

Available Information

Our website address is http://columbia.care. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this document.

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

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside of Columbia Care’s control, including receipt of any necessary regulatory approvals (the “Key Regulatory Approvals”).

In addition, the completion of the Arrangement by Columbia Care and Cresco is conditional on, among other things, no material adverse effect having occurred or having been disclosed to the public (if previously undisclosed to the public) in respect of the other Party.

There can be no certainty, nor can Columbia Care and Cresco provide any assurance, that all conditions precedent to the Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Arrangement may not be completed. If the Arrangement is not completed, the market price of the Common Shares may be adversely affected.

The Key Regulatory Approvals may not be obtained or, if obtained, may not be obtained on a favorable basis.

To complete the Arrangement, each of Columbia Care and Cresco must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, including certain state cannabis regulators. The Key Regulatory Approvals have not yet been obtained and in some cases will be dependent on the successful divestiture of certain of Columbia Care’s and Cresco’s assets (the “Divestitures”). The regulatory approval processes and the Divestitures may take a lengthy period of time to complete, which could delay completion of the Arrangement. If obtained, the Key Regulatory Approvals may be conditioned, with the conditions imposed by the applicable governmental entity not being acceptable to either Columbia Care or Cresco, or, if acceptable, not being on terms that are favorable to the resulting combined company (the “Combined Company”). There can be no assurance as to the outcome of the regulatory approval processes, including the undertakings and conditions that may be required for approval or whether the Key Regulatory Approvals will be obtained. If not obtained, or if obtained on terms that are not satisfactory to either Columbia Care or Cresco, the Arrangement may not be completed.

Columbia Care and Cresco may not be able to complete the Divestitures, or if completed, may not be completed on a favorable basis.

Obtaining the Key Regulatory Approvals will, in some cases, be dependent on the completion of the Divestitures. There can be no assurance that Columbia Care and Cresco will be able to complete the Divestitures on terms acceptable to Columbia Care and/or Cresco or at all. If all of the Divestitures are not completed and the conditions to the completion of the Arrangement are not waived or satisfied, the Arrangement may not be consummated and any Divestiture that may have otherwise been completed in connection with the Arrangement could have an adverse effect on the businesses of Columbia Care and Cresco.

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

There can be no assurance that the Arrangement Agreement will not be terminated by Columbia Care or Cresco in certain circumstances.

Each of Columbia Care and Cresco has the right, in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Arrangement Agreement. Accordingly, there can be no certainty, nor can Columbia Care provide any assurance that the Arrangement will not be terminated by either of Columbia Care or Cresco prior to the completion of the Arrangement. The Arrangement Agreement also contemplates the payment of the Columbia Care Termination Fee if the if the Arrangement Agreement is terminated in certain circumstances. Additionally, any termination will result in the failure to realize the expected benefits of the Arrangement in respect of the operations and business of Columbia Care and Cresco.

The Columbia Care Termination Fee may discourage other parties from attempting to acquire Columbia Care or Cresco.

Under the Arrangement Agreement, in the event the Arrangement Agreement is terminated in connection with entry into a superior proposal, Columbia Care may be required to pay the Termination Fee. The Columbia Care Termination Fee may discourage other parties from attempting to acquire Common Shares or otherwise make any acquisition proposal to Columbia Care, even if those parties would otherwise be willing to offer greater value to Columbia Care shareholders than that offered by Cresco under the Arrangement.

The uncertainty surrounding the Arrangement could negatively impact Columbia Care’s or Cresco's current and future operations, financial condition and prospects.

As the Arrangement is dependent upon receipt of, among other things, the Key Regulatory Approvals and satisfaction of certain other conditions, its completion is uncertain. If the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of Columbia Care’s resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Columbia Care. Similarly, there are risks that the announcement of the Arrangement and the dedication of Cresco’s resources to the completion thereof could have a negative impact on its relationships with its stakeholders and could negatively impact current and future operations, financial condition and prospects of Cresco, both prior to or following the completion of the Arrangement.

In addition, Columbia Care has, and will continue to, incur significant transaction expenses in connection with the Arrangement, regardless of whether the Arrangement is completed.

Restrictions during the pending Arrangement that prevent Columbia Care from pursuing business opportunities could have an adverse effect on Columbia Care.

Each of Columbia Care and Cresco is subject to customary non-solicitation provisions under the Arrangement Agreement, pursuant to which, the Parties are restricted from soliciting, initiating or knowingly encouraging any acquisition proposal, among other things. The Arrangement Agreement also restricts them from taking specified actions until the Arrangement is completed without the consent of the other Party. These restrictions may prevent Columbia Care or Cresco from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement and could have an adverse effect on the business, operating results or prospects of Columbia Care.

There can be no assurance that the value of the Cresco Labs Subordinate Voting Shares received by Columbia Care shareholders will equal or exceed the value of the Common Shares prior to the Effective Date.

The Exchange Ratio will not increase or decrease due to fluctuations in the market price of the Common Shares or Cresco Labs Subordinate Voting Shares; provided, the Exchange Ratio may potentially be adjusted in the event that Columbia Care is required to issue shares in satisfaction of an earn-out payment for the Green Leaf Medical acquisition, with the potential adjustment in proportion to the additional dilution from such potential issuance relative to Columbia Care’s current fully diluted in-the money outstanding shares. The market price of the Common Shares or Cresco Labs Subordinate Voting Shares could each fluctuate significantly prior to the effective date of the Arrangement (the “Effective Date”) in response to various factors and events, including, without limitation, as a result of the differences between Columbia Care’s and Cresco's actual financial or operating results and those expected by investors and analysts, changes in analysts’ projections or recommendations, changes in general economic or market conditions, and broad market fluctuations. As a result of such fluctuations, historical market prices are not indicative of future market prices or the market value of the Cresco Labs Subordinate Voting Shares that holders of Common Shares will receive on the Effective Date. There can be no assurance that the market value of the Cresco Labs Subordinate Voting Shares that the holders of Common Shares will receive on the Effective Date will equal or exceed the market value of the Common Shares held by such Columbia Care shareholders prior to the Effective Date. Similarly, there can be no assurance that the trading price of Cresco Labs Subordinate Voting Shares will not decline following the completion of the Arrangement.

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

Registered Columbia Care shareholders as at May 10, 2022 have the right to exercise dissent rights and demand payment equal to the fair value of their Common Shares. If dissent rights are exercised in respect of a significant number of Common Shares, a substantial payment may be required to be made to such Columbia Care shareholders, which could have an adverse effect on the Combined Company’s financial condition and cash resources. Further, Cresco's obligation to complete the Arrangement is conditional upon Columbia Care shareholders holding no more than 5% of the outstanding Common Shares having exercised dissent rights. Accordingly, the Arrangement may not be completed if Columbia Care shareholders exercise dissent rights in respect of more than 5% of the outstanding Columbia Care Shares.

Another attractive take-over, merger or business combination may not be available if the Arrangement is not completed.

If the Arrangement is not completed and is terminated, there can be no assurance that Columbia Care will be able to find a party willing to pay equivalent or more attractive consideration than the consideration to be provided by Cresco under the Arrangement or be willing to proceed at all with a similar transaction or any alternative transaction.

Columbia Care will incur costs even if the Arrangement is not completed and may have to pay the Columbia Care Termination Fee.

Certain costs related to the Arrangement, such as legal, accounting and certain financial advisor fees, must be paid by Columbia Care even if the Arrangement is not completed. There is no assurance that Columbia Care will have the funds to pay these costs which would adversely affect the share price of the Common Shares. If the Arrangement Agreement is terminated, Columbia Care may be required in certain circumstances to pay Cresco the Columbia Care Termination Fee.

Following completion of the Arrangement, former Columbia Care shareholders will not have the ability to significantly influence certain corporate actions of Cresco.

Immediately following the completion of the Arrangement, former Columbia Care shareholders are expected to own approximately 35% of the pro forma Cresco Labs Subordinate Voting Shares (on a fully diluted in-the-money, treasury method basis), based on the number of Columbia Care Shares outstanding upon completion of the Arrangement and assuming that (i) there are no dissenting Columbia Care shareholders, (ii) there are no Columbia Care Options exercised prior to the Effective Time, (iii) there are no Columbia Care Convertible Notes converted prior to the Effective Time, and (iv) there are no Columbia Care Warrants exercised prior to the Effective Time. Former Columbia Care shareholders (other than any dissenting Columbia Care shareholders) will not be in a position to exercise significant influence over all matters requiring shareholder approval, including the election of directors, determination of significant corporate actions, amendments to Cresco's articles of incorporation and the approval of any business combinations, mergers or takeover attempts.

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

The pending Arrangement may divert the attention of Columbia Care’s management.

The pending Arrangement could cause the attention of Columbia Care’s management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Arrangement and could have an adverse effect on the business, operating results or prospects of Columbia Care regardless of whether the Arrangement is ultimately completed.

Cresco may issue additional equity securities.

Following, or prior to, the completion of the Arrangement, Cresco may issue equity securities to finance its activities, including in order to finance acquisitions. If Cresco were to issue additional equity securities, the ownership interest of existing Cresco shareholders may be diluted and some or all of Cresco financial measures on a per share basis could be reduced. Moreover, as Cresco’s intention to issue additional equity securities becomes publicly known, its share price may be materially adversely affected.

Tax consequences of the Arrangement may differ from anticipated treatment, including if the Arrangement does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code (“Section 368(a)”), U.S. Holders may be required to pay substantial U.S. federal income taxes.

There can be no assurance that the Canada Revenue Agency, the IRS or other applicable taxing authorities will agree with the Canadian and U.S. federal income tax consequences of the Arrangement, as applicable. Furthermore, there can be no assurance that applicable Canadian and U.S. income tax laws, regulations or tax treaties or conventions will not change (legislatively, judicially or otherwise and potentially with retroactive effect) or be interpreted in a manner, or that applicable taxing authorities will not take an administrative position, that is adverse to Columbia Care, Cresco and their respective shareholders (in each case, including any successor thereto) following completion of the Arrangement. Taxation authorities may also disagree with how Columbia Care and Cresco following the Arrangement calculate or have in the past calculated their income or other amounts for tax purposes. Any such events could adversely affect Cresco following the Arrangement, its share price or the dividends that may be paid to Cresco’s shareholders following completion of the Arrangement.

The Arrangement is intended to qualify as a “reorganization” within the meaning of Section 368(a), and Columbia Care and Cresco intend to report the Arrangement consistent with such qualification. If the IRS or a court determines that the Arrangement should not be treated as a “reorganization” within the meaning of Section 368(a), a U.S. holder of Columbia Care Shares would generally recognize taxable gain or loss upon the exchange of Columbia Care Shares for Cresco Labs Subordinate Voting Shares pursuant to the Arrangement.

Columbia Care’s convertible notes, first-lien notes and warrants may cease to be qualified investments for Registered Plans.

As a result of the Arrangement, Columbia Care’s convertible notes, first-lien notes and warrants may cease to be qualified investments under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) for trusts governed by a RRSP, RRIF, RESP, RDSP, TFSA or deferred profit sharing plan (each, a “Registered Plan”) and adverse tax consequences may arise as a result. The tax considerations applicable to holders of Columbia Care Notes or Columbia Care Warrants are not described herein. Any holder of Columbia Care Notes or Columbia Care Warrants to which this may apply should consult with and rely upon their own tax advisors to discuss the tax consequences to them of the Arrangement.

Risks Related to Our Business

Marijuana remains illegal under federal law, and enforcement of cannabis laws could change.

Columbia Care both directly and indirectly engages in the cannabis industry in the United States where local and state laws permit such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To Columbia Care’s knowledge, as of December 31, 2022, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 21 of these states, marijuana has been legalized for adult use, although not all of those jurisdictions have fully implemented their legalization programs. These include the states and territories in which Columbia Care operates. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule 1 controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

Federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors under the previous U.S. presidential administration as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active federal prosecutors will be in relation to such activities It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re- adopt the Cole Memo or announce a substantive marijuana enforcement policy. Attorney General Garland stated at a confirmation hearing before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.”1 Garland reiterated this view at a Senate Appropriations subcommittee hearing on April 26, 2022. When asked by Senator Brian Schatz whether he intended to reissue guidance encouraging federal prosecutors to use discretion in marijuana cases in states that have legalized. “I laid this out in my confirmation hearing, and my view hasn’t really changed since then,” Garland replied. “The Justice Department has almost never prosecuted use of marijuana, and it’s not going to be.”2 Marijuana prosecutions are “not an efficient use of the resources given the opioid and methamphetamine epidemic that we have,” he said. However, Garland declined to comment on whether the Department of Justice intended to formally re-adopt the Cole Memo. Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.” Nevertheless, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Federal law is separate from state law in these circumstances; therefore, the federal government can assert criminal violations of federal law despite state law. If the current administration was to aggressively pursue financiers or equity owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then Columbia Care could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

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

The Rohrabacher-Farr Amendment has been adopted by U.S. Congress in successive budgets since 2015. The Rohrabacher-Farr Amendment prohibits the Department of Justice from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states which have legalized such activity. This amendment has historically been passed as an amendment to omnibus appropriations bills, which by their nature expire at the end of a fiscal year or other defined term. The Rohrabacher-Farr Amendment was renewed most recently through September 23, 2023. Notably, Rohrabacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. There is no guarantee that the Rohrabacher-Farr Amendment will be included in future legislation.

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

The Company may lack access to U.S. bankruptcy protections.

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

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCEN clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear if the rescission of the Cole Memo will have an impact, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

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

The Company may face penalties for regulatory violations

Columbia Care’s business and activities are heavily regulated in all jurisdictions where it conducts business. Our operations are subject to various laws, regulations and guidance by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis, as well as other federal, state, and local laws, regulations and guidance. While Columbia Care follows the law in all jurisdictions where it conducts business and pays full attention to continuing compliance, any failure to comply with the statutory, regulatory, or other requirements of Columbia Care’s operations may lead to possible sanctions including the revocation of licenses, suspension of licenses, or imposition of additional conditions on licenses or the imposition of fines or other penalties. Maintaining compliance with complex and often-changing regulations increases the risk that even a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws. For these reasons, Columbia Care could face penalties for regulatory violations that could have a material adverse effect on Columbia Care’s business, financial condition, results of operations or prospects.

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

Section 280E of the Internal Revenue Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses that are licensed and operating in accordance with applicable state laws. The application of Section 280E generally causes such businesses to pay higher effective tax rates than most industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. The application of Section 280E to Columbia Care may adversely affect Columbia Care’s profitability and, in fact, may cause Columbia Care to operate at a loss. There have been efforts at reforming federal cannabis law, however, none removing the impact or scope of Section 280E have passed into law and Section 280E will continue to apply to Columbia Care indefinitely. While recent legislative proposals, if enacted into law, could eliminate or diminish the application of Section 280E to cannabis businesses, the enactment of any such law is uncertain. Accordingly, Section 280E may to apply to Columbia Care indefinitely.

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

As a distributor of products designed to be ingested by humans, Columbia Care faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of Columbia Care’s products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of Columbia Care’s products alone or in combination with other medications or substances could occur. Columbia Care may be subject to various product liability claims, for which insurance coverage may not be available, including, among others, that Columbia Care’s products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against Columbia Care could result in increased costs, could adversely affect Columbia Care’s reputation with its clients and consumers generally, and could have a material adverse effect on the results of operations and financial condition of Columbia Care.

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

The Company had negative cash flow from operations during the fiscal year ended December 31, 2022.

During the fiscal year ended December 31, 2022, Columbia Care sustained net losses from operations and had negative cash flow from operating activities. Columbia Care’s cash as at December 31, 2022 was approximately $48.1 million. Although Columbia Care anticipates it will eventually have positive cash flow from operating activities, to the extent that Columbia Care has negative cash flow in any future period, certain of the proceeds from any offering of securities of Columbia Care may be used to fund such negative cash flow from operating activities.

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

We have been, and expect to continue to be, a target of cyberattacks. If our internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.

We have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our platform as an entry point into customers’ endpoints, networks, or systems. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. We also utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks. It is virtually impossible for us to entirely eliminate the risk of such attacks, compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property, or lead to cyberattacks or other intrusions, litigation, governmental audits and investigations and significant legal fees, any or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant resources in an effort to prevent security breaches and other security incidents impacting our systems and data.

In addition, while we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

Columbia Care is subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. Failure by Columbia Care to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on Columbia Care’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction could determine that Columbia Care was not or is not compliant with applicable local regulations. If Columbia Care’s sales or operations were found to be in violation of such international regulations Columbia Care may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of Columbia Care’s operations or asset seizures and the denial of regulatory applications.

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

The anticipated benefits of the Green Leaf Transaction may not occur.

Columbia Care may fail to realize growth opportunities and synergies currently anticipated due to, among other things, challenges associated with certain markets Green Leaf Medical operates in and integrating the operations and personnel of Green Leaf Medical into Columbia Care.

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

Columbia Care is, may become, a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which Columbia Care is or becomes involved be determined against Columbia Care, such a decision could adversely affect Columbia Care’s ability to continue operating and the market price for the Common Shares and other listed securities of Columbia Care. Even if Columbia Care is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of Columbia Care’s brand. See Item 3 – “Legal Proceedings” for more information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following tables set forth the Company’s principal physical properties.

Corporate Properties
Type	Location	Lease / Own
Headquarters	New York, NY	Lease
Shared Service Center	Chelmsford, MA	Lease
TGS Headquarters	Denver, CO	Lease

Production Properties
Type	Location	Lease / Own
Chino Cultivation Facility	Chino, AZ	Lease
San Diego Cultivation Facility	San Diego, CA	Lease
Denver Cultivation Facility 1	Denver, CO	Lease
Denver Cultivation Facility 2	Denver, CO	Lease
Denver Cultivation Facility 3	Denver, CO	Lease
Denver Manufacture Facility	Denver, CO	Lease
Denver Warehouse	Denver, CO	Lease
Trinidad Cultivation Facility 1	Trinidad, CO	Lease

Production Properties
Type	Location	Lease / Own
Trinidad Cultivation Facility 2	Trinidad, CO	Lease
Alachua Cultivation Facility	Alachua, FL	Lease
Arcadia Cultivation Facility	Arcadia, FL	Own
Lakeland Cultivation Facility	Lakeland, FL	Lease
Aurora Cultivation Facility	Aurora, IL	Lease
Lowell Cultivation Facility	Lowell, MA	Lease
Frederick Cultivation Facility	Frederick, MD	Own
Bishopville Extraction Facility	Bishopville, MD	Lease
Milford Cultivation Facility 1	Milford, DE	Lease
Milford Cultivation Facility 2	Milford, DE	Own
Rockville Cultivation Facility	Rockville, MD	Lease
Vineland Cultivation Facility 1	Vineland, NJ	Lease
Vineland Cultivation Facility 2	Vineland, NJ	Own
Rochester Cultivation Facility	Rochester, NY	Lease
Riverhead Cultivation Facility*	Riverhead, NY	Own
Mount Orab Cultivation Facility	Mount Orab, OH	Lease
Columbus Manufacturing Facility	Columbus, OH	Own
Pennsylvania Cultivation Facility	Saxton, PA	Lease
Portsmouth Cultivation Facility	Portsmouth, VA	Lease
Richmond Cultivation Facility	Richmond, VA	Lease
Capital City Cultivation Facility	Washington, D.C.	Lease
Falling Waters Cultivation Facility	Falling Waters, WV	Lease

Retail Properties
Type	Location	Lease / Own
SWC Prescott	Prescott, AZ	Lease
Cannabist Tempe	Tempe, AZ	Lease
Project Cannabis North Hollywood	North Hollywood, CA	Own
Columbia Care San Diego	San Diego, CA	Lease
The Healing Center San Diego	San Diego, CA	Lease
Wellness Earth Energy Dispensary	Studio City, CA	Lease
Project Cannabis San Francisco	San Francisco, CA	Lease
The Green Solution Ft. Collins	Ft. Collins, CO	Lease
The Green Solution Southeast Aurora	Aurora, CO	Lease
The Green Solution East Aurora	Aurora, CO	Lease
The Green Solution Central Aurora	Aurora, CO	Lease
The Green Solution W Aurora	Aurora, CO	Lease
Retail Properties
Type	Location	Lease / Own
The Green Solution South Aurora	Aurora, CO	Lease
The Green Solution Northglenn	Northglenn, CO	Lease
The Green Solution Glendale	Glendale, CO	Lease
The Green Solution North Denver	Denver, CO	Lease
The Green Solution Union Station	Denver, CO	Lease
The Green Solution Westminster	Denver, CO	Lease
The Green Solution West Denver	Denver, CO	Lease
The Green Solution Sheridan	Sheridan, CO	Lease
The Green Solution Edgewater	Edgewater, CO	Lease
The Green Solution Pueblo	Pueblo, CO	Lease
The Green Solution Black Hawk	Black Hawk, CO	Lease
The Green Solution Trinidad	Trinidad, CO	Lease
Clearance Cannabis Trinidad	Trinidad, CO	Lease
The Green Solution Silver Plume	Silver Plume, CO	Lease
The Green Solution Aspen	Aspen, CO	Lease
The Green Solution Glenwood Springs	Glenwood Springs, CO	Lease
Medicine Man Denver	Denver, CO	Lease
Medicine Man Aurora	Aurora, CO	Lease
Medicine Man Thornton	Thornton, CO	Lease

Medicine Man Longmont	Longmont, CO	Lease
Columbia Care Rehoboth Beach	Rehoboth Beach, DE	Lease
Columbia Care Smyrna	Smyrna, DE	Lease
Columbia Care Wilmington	Wilmington, DE	Lease
Columbia Care Bonita Springs	Bonita Springs, FL	Lease
Columbia Care Bradenton	Bradenton, FL	Lease
Columbia Care Brandon	Brandon, FL	Lease
Columbia Care Cape Coral	Cape Coral, FL	Lease
Columbia Care Delray Beach	Delray Beach, FL	Lease
Columbia Care Gainesville	Gainesville, FL	Lease
Columbia Care Jacksonville	Jacksonville, FL	Lease
Columbia Care Longwood	Longwood, FL	Lease
Columbia Care Melbourne	Melbourne, FL	Lease
Columbia Care Miami	Miami, FL	Lease
Columbia Care Orlando	Orlando, FL	Lease
Columbia Care Sarasota	Sarasota, FL	Lease
Columbia Care St. Augustine	St. Augustine, FL	Lease
Columbia Care Stuart	Stuart, FL	Lease
Columbia Care Chicago	Chicago, IL	Lease
Cannabist Villa Park	Villa Park, IL	Lease
Columbia Care Chevy Chase	Chevy Chase, MD	Lease
Wellness Institute of Maryland	Frederick, MD	Lease
gLeaf Rockville	Rockville, MD	Lease
Patriot Care Boston	Boston, MA	Lease
Patriot Care Greenfield	Greenfield, MA	Lease
Patriot Care Lowell	Lowell, MA	Lease
Columbia Care Missouri*	Hermann, MO	Lease
Columbia Care Vineland	Vineland, NJ	Lease
Columbia Care Deptford*	Deptford, NJ	Lease
Columbia Care Brooklyn	Brooklyn, NY	Lease
Columbia Care Manhattan	Manhattan, NY	Lease
Columbia Care Riverhead	Riverhead, NY	Lease
Columbia Care Rochester	Rochester, NY	Lease
Columbia Care Dayton	Dayton, OH	Own
Columbia Care Logan	Logan, OH	Own
Columbia Care Marietta	Marietta, OH	Own
Columbia Care Monroe	Monroe, OH	Own
gLeaf Warren	Warren, OH	Lease
Columbia Care Allentown	Allentown, PA	Lease

Retail Properties
Type	Location	Lease / Own
Columbia Care Scranton	Scranton, PA	Lease
Columbia Care Wilkes-Barre	Wilkes-Barre, PA	Lease
Cannabist Springville	Springville, UT	Lease
Columbia Care Portsmouth	Portsmouth, VA	Lease
gLeaf Richmond	Richmond, VA	Lease
gLeaf Short Pump	Short Pump, VA	Lease
Cannabist Virginia Beach	Virginia Beach, VA	Lease
Capital City Care Washington D.C.	Washington, D.C.	Lease
Columbia Care Williamstown	Williamstown, WV	Lease
Columbia Care Fayetteville*	Fayetteville, WV	Lease
Columbia Care Morgantown*	Morgantown, WV	Lease
Columbia Care Beckley	Beckley, WV	Lease
Columbia Care St. Albans	St. Albans, WV	Lease

* Not operational

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

The Green Leaf Transaction closed on June 11, 2021. By letters dated April 22, 2022, June 1, 2022 and March 14, 2023, the Company notified the shareholder representative (“SRS”) for the former Green Leaf shareholders, including a director of the Company, that the Company was seeking indemnification of approximately $11 million for certain preclosing taxes paid by the Company on behalf of the former Green Leaf shareholders. By letter dated July 14, 2022, SRS notified the Company that the former Green Leaf shareholders were making an indemnification claim to the Company for $17.6 million related to alleged damages arising out of certain alleged undisclosed and under-disclosed litigation matters. By letter dated October 6, 2022, SRS sent an updated demand letter seeking in excess of $75 million from the Company. In addition to the claims raised in SRS’s July 14, 2022 letter, SRS demanded payment of at least $58 million for Green Leaf’s purported achievement of a milestone payout contemplated in the Green Leaf Transaction for the time period July 1, 2021 to June 30, 2022. The Company, based on a third-party assessment, determined that the milestone was not achieved. The parties engaged in preliminary negotiations, including a non-binding mediation, about the possibility of entering into a global resolution of outstanding disputes. On March 2, 2023, SRS filed a complaint in the Circuit Court for Baltimore City, Maryland against the Company, a Company subsidiary, the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, seeking in excess of $72 million in damages, in addition to punitive damages, based on asserted legal claims of breach of contract, fraud and intentional misrepresentation, negligent misrepresentation, tortious interference with a contract, breach of a fiduciary duty, aiding and abetting a breach of a fiduciary duty and civil conspiracy. The Company (and the other named parties) will assert defenses with respect to the claims in the complaint. However, there can be no assurance that such defenses will be successful and, if they are not successful, that the direct or indirect losses will not be material. Separately, the Company intends to continue to pursue legal recourse against the former Green Leaf shareholders with respect to the approximately $11 million owed to the Company for certain preclosing tax payments.

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

Shareholders

As of March 1, 2023, there are 893 holders of record of our common shares.

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

Equity Compensation Plans

The following table sets forth the number of Common Shares to be issued upon exercise of outstanding convertible securities, the weighted-average exercise price of such outstanding convertible securities and the number of Common Shares remaining available for future issuance under equity compensation plans as at December 31, 2022.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding securities(1)	Weighted-average exercise price of outstanding securities	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by Shareholders	21,351,230	-	25,822,052
Equity compensation plans not approved by Shareholders	-	-	-
Total	21,351,230	-	25,822,052

Notes:

(1)
The 21,351,230 Common Shares to be issued upon exercise of outstanding securities, warrants and rights consists of (i) 7,616,510 Common Shares that may be issued upon the vesting of PSUs, and (ii) 13,734,720 Common Shares that may be issued upon the vesting of RSUs. For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.
(2)
Convertible securities remaining as of December 31, 2022.

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

The Company sold all of the 2026 Notes pursuant to the exemptions from registration provided by Rule 506(b) and Rule 903. For sales to U.S. persons, the Company relied on Rule 506(b) because (i) there were a limited number of purchasers, (ii) no sales were made by general solicitation or advertising and (iii) sales were made only to accredited investors. For sales outside of the United States, the Company relied on Rule 903 of Regulation S promulgated under the Securities Act (“Rule 903”) because the 2026 Notes were offered and sold outside the United States in “offshore transactions” in accordance with Rule 903.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

COLUMBIA CARE OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

As one of the largest fully integrated operators in the global medical cannabis industry, our strategy to grow our business is comprised of the following key components:

•
Expansion and development within and outside our current markets
•
Patient and customer-centric, leveraging health and wellness focus
•
Consistency and quality of proprietary product portfolio, including branded consumer products
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

SELECTED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information derived from our audited consolidated financial statements, the consolidated financial statements, and the respective accompanying notes prepared in accordance with United States Generally Accepted Accounting Principles.

During the periods discussed herein, our accounting policies have remained consistent. The selected and summarized consolidated financial information below may not be indicative of our future performance.

Statement of operations:

	For the Year Ended			2022 vs. 2021		2021 vs. 2020
	December 31, 2022	December 31, 2021	December 31, 2020	$ Change	% Change	$ Change	% Change
Revenues	$511,578	$460,080	$179,503	$51,498	11%	$280,577	156%
Cost of sales related to inventory production	(310,163)	(258,402)	(114,249)	(51,761)	20%	(144,153)	126%
Cost of sales related to business combination fair value adjustments to inventories	(204)	(7,663)	(3,111)	7,459	(97)%	(4,552)	146%
Gross profit	201,211	194,015	62,143	7,196	4%	131,872	212%
Goodwill impairment	(170,642)	(72,328)	—	(98,314)	136%	(72,328)	100%
Intangible impairment	(169,479)	—	—	(169,479)	100%	—	0%
Selling, general and administrative expenses	(277,330)	(232,052)	(142,355)	(45,278)	20%	(89,697)	63%
Operating expenses	(617,451)	(304,380)	(142,355)	(313,071)	103%	(162,025)	114%
Other (expense) income, net	(16,454)	(36,349)	(55,634)	19,895	(55)%	19,285	(35)%
Income tax (expense) benefit	11,213	(139)	16,197	11,352	(8167)%	(16,336)	(101)%
Net loss	(421,481)	(146,853)	(119,649)	(274,628)	187%	(27,204)	23%
Net loss attributable to non-controlling interest	(5,476)	(3,756)	(23,862)	(1,720)	46%	20,106	(84)%
Net loss attributable to Columbia Care Inc.	$(416,005)	$(143,097)	$(95,787)	$(272,908)	191%	$(47,310)	49%
Loss per share attributable to Columbia Care Inc.—based and diluted	$(1.06)	$(0.42)	$(0.41)	$(0.64)	151%	$(0.01)	3%
Weighted average number of shares outstanding—basic and diluted	392,571,102	338,754,694	232,576,117

Summary of balance sheet items:

	December 31, 2022	December 31, 2021
Total Assets	$994,726	$1,376,512
Total Liabilities	$787,823	$825,689
Total Long-Term Liabilities	$584,705	$581,692
Total Equity	$206,903	$550,823

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022, 2021 and 2020

The following tables summarize our results of operations for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended			2022 vs. 2021		2021 vs. 2020
	December 31, 2022	December 31, 2021	December 31, 2020	$ Change	% Change	$ Change	% Change
Revenues	$511,578	$460,080	$179,503	$51,498	11%	$280,577	156%
Cost of sales related to inventory production	(310,163)	(258,402)	(114,249)	(51,761)	20%	(144,153)	126%
Cost of sales related to business combination fair value adjustments to inventories	(204)	(7,663)	(3,111)	7,459	(97)%	(4,552)	146%
Gross profit	201,211	194,015	62,143	7,196	4%	131,872	212%
Goodwill impairment	(170,642)	(72,328)	—	(98,314)	136%	(72,328)	100%
Intangible impairment	(169,479)	—	—	(169,479)	100%	—	—%
Selling, general and administrative expenses	(277,330)	(232,052)	(142,355)	(45,278)	20%	(89,697)	63%
Operating expenses	(617,451)	(304,380)	(142,355)	(313,071)	103%	(162,025)	114%
Loss from operations	(416,240)	(110,365)	(80,212)	(305,875)	277%	(30,153)	38%
Other (expense) income, net	(16,454)	(36,349)	(55,634)	19,895	(55)%	19,285	(35)%
Loss before provision for income taxes	(432,694)	(146,714)	(135,846)	(285,980)	195%	(10,868)	8%
Income tax (expense) benefit	11,213	(139)	16,197	11,352	(8167)%	(16,336)	(101)%
Net loss	(421,481)	(146,853)	(119,649)	(274,628)	187%	(27,204)	23%
Net loss attributable to non-controlling interest	(5,476)	(3,756)	(23,862)	(1,720)	46%	20,106	(84)%
Net loss attributable to Columbia Care Inc.	$(416,005)	$(143,097)	$(95,787)	$(272,908)	191%	$(47,310)	49%

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Revenues

The increase in revenue of $51,498 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and full year impact of our recent acquisitions.

During the twelve months ended December 31, 2022, when compared to the prior period we experienced an organic revenue decrease of $5,985 in our Legacy Columbia Care network and prior acquisitions of The Green Solution, Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a revenue decrease of $28,241 and the expansion of new wholesale and retail facilities contributed to a revenue growth of $22,256 as compared to the prior period. The full year impact of acquisitions of Cannascend, Corsa Verde, Green Leaf Medical, and Medicine Man contributed to an additional $57,483 of revenue during the twelve months ended December 31, 2022, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $44,302 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and full year impact of our recent acquisitions.

During the twelve months ended December 31, 2022, when compared to the prior period we experienced a cost of sales increase of $7,230 due to organic growth which includes our Legacy Columbia Care network as well as full year impact from our acquisitions of The Green Solution, Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a cost of sales decrease of $6,218 and the expansion of new wholesale and retail facilities contributed to a cost of sales growth of $13,448 as compared to the prior period. The full year impact of our acquisitions of Cannascend, Green Leaf Medical, and Medicine Man contributed to an additional $37,072 of cost of sales during the twelve months ended December 31, 2022, as compared to the prior period.

Gross Profit

The increase in gross profit of $7,196 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and our recent acquisitions.

During the twelve months ended December 31, 2022, we experienced a gross profit decrease of $13,215 when compared to the prior period due to organic decrease in our Legacy Columbia Care network as well as from prior acquisitions of The Green Solution and Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a gross profit decrease of $22,023 and the expansion of new wholesale and retail facilities contributed to a gross profit growth of $8,808 as compared to the prior period. The full year impact of acquisitions of Cannascend, Green Leaf Medical, and Medicine Man contributed to an additional $20,411 of gross profit during the twelve months ended December 31, 2022, as compared to the prior period.

Operating Expenses

The increase of $313,071 in operating expenses was primarily attributable to an increase in salary and benefits of $18,621, depreciation and amortization of $23,149, an increase in impairment of goodwill of $98,314, an increase in the impairment of intangible assets of $169,479, and an increase in operating facility costs of $11,069, as we expanded our operations and increased the size and scope of our administrative functions. This is offset by decrease in operating office and general expenses of $4,812, professional fees of $2,232, and advertisement and promotion of $2,082.

Other Expense (Income), Net

The increase in other expense (income), net for the year ended December 31, 2022, as compared to the prior year, was primarily due to an increase in interest expense on debt of $20,753, increase in amortization of debt issuance costs of $1,923, decrease in gain on remeasurement of contingent consideration of $22,000, a decrease in favorable change in fair value of derivative liability of $6,726 as a result of conversion of convertible debt during the year, other expenses of $6,857, and a loss on restructuring in the amount of $3,089, which is partially offset by acquisition and settlement of pre-existing relationships of $75,655 for the year ended December 31, 2021 which was not incurred in current year, decrease in loss on conversion of convertible notes of $1,580 and increase in rental income of $3,564.

Income Tax Benefit and Provisions

The Company recorded income tax benefit of $11,213 for the year ended December 31, 2022 as compared to income tax expense of $139 for the year ended December 31, 2021.

The net tax benefit of $11,213 for the year ended December 31, 2022 includes current tax expense of $58,070, deferred tax benefit of $73,609 and change in valuation allowances of $4,326.

Total provision for income taxes has decreased by $11,352 for the year ended December 31, 2022. The increase in current tax expense is related to an increase in expenses that are not tax deductible under 280E as well as increasing gross profit. The Company is subject to Section 280E of the Internal Revenue Code and is forced to disallow costs not attributable to cost of goods sold in its cannabis businesses. The increase in current tax expense for the year ended December 31, 2022 was offset by significant reductions of deferred tax liabilities related to acquisition activity and the impairment thereof.

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

Gross Profit

The increase in gross profit of $131,872 for the year ended December 31, 2021, as compared to the prior year period was primarily driven by the expansion of our existing wholesale and retail network and our recent acquisitions.

During the year ended December 31, 2021, we experienced a gross profit increase of $89,595 due to organic growth which includes our 2020 acquisitions of TGS and Project Cannabis. Our existing wholesale and retail network contributed to a gross margin growth of $90,113 coupled with a gross profit loss of $517 as compared to the prior period. Our acquisitions of The Healing Center, Cannascend, Corsa Verde, Green Leaf Medical and Medicine Man contributed to an additional $42,277 of gross profit during the year ended December 31, 2021, as compared to the prior year. Gross profit increased by $33,216 related to our acquired retail facilities and $9,061 related to our acquired wholesale facilities.

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

Other Expense (Income), Net

The decrease in other expense (income), net for the year ended December 31, 2021, as compared to the prior year, was primarily due to a remeasurement of contingent consideration of $81,119 as discussed in our audited consolidated financial statements for the year ended December 31, 2021 and a favorable change in fair value of derivative liability of $25,031 as a result of conversion of Convertible debt during the year, which was partially offset by increase in the acquisition and settlement of pre-existing relationships of $61,460.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(421,481)	$(146,853)	$(119,649)
Income tax	(11,213)	139	(16,197)
Depreciation and amortization	84,788	53,002	19,651
Interest expense, net and debt amortization	52,542	30,014	6,336
EBITDA (Non-GAAP measure)	$(295,364)	$(63,698)	$(109,859)
Adjustments:
Share-based compensation	27,930	25,018	29,805
Goodwill impairment	170,642	72,328	—
Intangible impairment	169,479	—	—
Fair-value mark-up for acquired inventory	204	7,663	3,111
Adjustments for acquisition and other non-core costs*	34,969	9,954	7,477
Fair-value changes on derivative liabilities	(6,560)	(13,286)	11,745
Loss on conversion of Convertible notes	—	1,580	—
Loss on Restructuring	3,089	—	—
Impairment on disposal group	—	2,000	1,969
Gain on remeasurement of contingent consideration	(37,362)	—	—
Acquisition and settlement of pre-existing relationships	—	75,655	14,195
Earnout liability accrual	349	(59,362)	21,757
Adjusted EBITDA (Non-GAAP measure)	$67,376	$57,852	$(19,800)
Revenue	$511,578	$460,080	$179,503
Adjusted EBITDA (Non-GAAP measure)	67,376	57,852	(19,800)
Adjusted EBITDA margin (Non-GAAP measure)	13.2%	12.6%	(11.0)%
Revenue	$511,578	$460,080	$179,503
Gross profit	201,211	194,015	62,143
Gross margin	39.3%	42.2%	34.6%

* Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The increase in Adjusted EBITDA for the year ended December 31, 2022, as compared to the prior year period, was primarily driven by improved gross profit and improved leverage of revenues across selling, general and administrative expenses such as facility costs, salary and benefits costs.

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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due. As we continue to seek growth through expansion or acquisition, our cash flows requirements and obligations could materially change. As of December 31, 2022, we did not have any significant external capital requirements.

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

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,999 as of December 31, 2022. In connection with this Mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,641 as of December 31, 2022. In connection with this Mortgage, the Company incurred financing costs of $209.

Cash Flows

Net cash provided in operating, investing and financing activities for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(111,401)	$(523)	$(49,650)
Net cash used in investing activities	(75,327)	(191,350)	(27,322)
Net cash provided by financing activities	153,684	202,437	89,994
Net increase/(decrease) in cash and cash equivalents	$(33,044)	$10,564	$13,022

Operating Activities

During the year ended December 31, 2022, operating activities used $111,401 of cash, primarily resulting from net loss of $421,481, change in derivative liability of $6,560, deferred taxes of $69,243, gain on remeasurement of contingent consideration of $37,362, net changes in operating assets and liabilities of $50,545, and partially offset by depreciation and amortization of $84,788, equity-based compensation expense of $27,930, debt amortization expense of $8,588, goodwill impairment of $170,642, intangible assets impairment of $169,479, and provision for obsolete inventory and other assets of $11,267.

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

Investing Activities

During the year ended December 31, 2022, investing activities used $75,327 of cash, consisting of purchases of property and equipment of $72,741, and cash paid for other assets of $2,973.

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

Financing Activities

During the year ended December 31, 2022, financing activities provided $153,684 of cash, consisting of $153,250 in net proceeds received from issuance of debt, and proceeds from issue of mortgage note of $16,500, partially offset by debt repayment of $7,699, sellers note repayment of $1,875, and lease liability payments of $5,815.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$393,839	$29,939	$32,215	$28,531	$26,035	$25,518	$251,601
Sale-Leaseback commitments	$207,724	$9,766	$10,082	$10,407	$10,743	$11,090	$155,636
2026 Notes	$185,000	$—	$—	$—	$185,000
Term debt (principal)	$38,215	$38,215	$—	$—	$—	$—	$—
Acquisition related term debt	$3,214	$104	$109	$113	$118	$123	$2,647
Interest on term debt	$57,611	$19,512	$17,697	$17,693	$1,702	$109	$898
Convertible debt (principal)	$80,100	$5,600	$—	$74,500	$—	$—	$—
Interest on convertible debt	$11,403	$4,741	$4,470	$2,192	$—	$—	$—
Mortgage notes (principal)	$35,965	$537	$578	$648	$715	$33,487	$—
Mortgage notes (interest)	$14,822	$3,527	$3,486	$3,416	$3,349	$1,044
Closing promissory note (principal)	$3,000	$1,125	$1,500	$375	$—	$—	$—
Closing promissory note (interest)	$270	$158	$105	$7
Project Cannabis real estate notes (principal)	$7,000	$2,000	$5,000	$—	$—	$—	$—
Project Cannabis real estate notes (interest)	$570	$420	$150	$—	$—	$—	$—
Total contractual obligations	$1,038,733	$115,644	$75,392	$137,882	$227,662	$71,371	$410,782

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

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, derivative liability, debt and lease liabilities. The fair values of cash, accounts receivables, accounts payable and accrued expenses and other current liabilities, short-term debt and lease liabilities approximate their carrying values due to the relatively short-term to maturity or because of the market rate of interest used on initial recognition. Columbia Care classifies its derivative liability as fair value through profit and loss (FVTPL).

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

Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022. In its evaluation effective as of December 31, 2021 management concluded that disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. This item was remediated during 2022 as discussed below.

Evaluation of Internal Control over Financial Reporting Under Canadian Law as of December 31, 2021

As a newly reporting company in the United States, the Company was subject to a transition period related to management’s assessment regarding internal control over financial reporting. However, as a public company in Canada, the Company undertook an analysis of our internal control over financial reporting in accordance with National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings.

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

The material weakness related to a lack of certain controls, or improper execution of designed control procedures for review of complex accounting and financial reporting issues.

The combination of control deficiencies that resulted in these material weaknesses were related to insufficient resources to properly execute the designed controls or perform an effective review over certain manual controls related to the financial statement close process. In addition, certain control deficiencies related to the timely review of transactions that were infrequent in nature.

In response to the material weakness described above, the Company implemented a remediation plan to address the material weakness. Based on this remediation and our ongoing evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

b.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Based upon their evaluation of the Company’s controls over financial reporting, as of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our controls over financial reporting as of the end of the period ended December 31, 2022, as required by paragraph (c) of § 240.13a-15 or 240.15d-15 of this chapter. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our controls over financial reporting were effective as of December 31, 2022.

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
Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In May 2020, the Company completed the May 2020 Private Placement, a concurrent brokered and non-brokered private placement of the May 2020 Private Placement Units for gross proceeds of US$19,115,000. Each May 2020 Private Placement Unit was comprised of: (i) the May 2020 Private Placement Notes, US$1,000 principal amount of 13.00% senior secured first-lien notes; and (ii) 120 May 2020 Private Placement Warrants.

The May 2020 Private Placement Notes are governed by the terms of the May 2020 Trust Indenture dated May 14, 2020 between the Company and Odyssey Trust Company, as trustee.

The May 2020 Private Placement Units were issued pursuant to the terms of the May 2020 Private Placement Subscription Agreements entered into between the Company and the subscribers of the May 2020 Private Placement Units and pursuant to an agency agreement dated as of May 11, 2020, between the Company and Canaccord Genuity Corp., as agent for the May 2020 Private Placement.

As part of the May 2020 Private Placement, the March 2020 Private Placement Notes were cancelled and exchanged for an equivalent number of May 2020 Private Placement Notes. Subscribers of March 2020 Private Placement Units were issued an additional 8.55 May 2020 Private Placement Warrants for each March 2020 Private Placement Unit held by such subscribers.

The May 2020 Private Placement Notes were originally scheduled to become due and payable, together with all accrued and unpaid interest thereon, on May 14, 2023 (the “Maturity Date”). On March 28, 2023, the Company provided notice to Odyssey Trust Company (the “Extension Notice”) to extend the maturity of the May 2020 Private Placement Notes to May 14, 2024. Under the terms of the May 2020 Trust Indenture, the Company had the discretion to extend the Maturity Date to May 14, 2024. Other than the change in Maturity Date, all other terms of the May 2020 Trust Indenture remain in place, including the Company’s right to redeem the May 2020 Private Placement Notes and the Company’s obligation to make an offer to repurchase all or any part of the May 2020 Private Placement Notes upon a change of control.

The foregoing description of the Extension Notice does not purport to be complete and is qualified in its entirety by reference to the full text of the Extension Notice, a copy of which is filed as Exhibit 4.14 and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of March 23, 2023 and their respective positions.

Name	Age	Position
Nicholas Vita	50	Chief Executive Officer and Director
Michael Abbott	58	Chairman and Director
Frank Savage	84	Director
James A.C. Kennedy	69	Director
Jonathan P. May	56	Director
Jeff Clarke	61	Director
Alison Worthington	58	Director
Julie Hill	76	Director
Philip Goldberg	47	Director
Derek Watson	52	Chief Financial Officer
David Hart	46	Chief Operating Officer
Dr. Rosemary Mazanet	67	Chief Scientific Officer
Bryan Olson	49	Chief People and Administrative Officer
Guy Hussussian	56	Chief Data Officer
Jesse Channon	38	Chief Growth Officer
David Sirolly	48	Chief Legal Officer and General Counsel

Director and Executive Officer Biographies

Nicholas Vita, Director and Chief Executive Officer

Nicholas Vita co-founded Columbia Care in 2012. Mr. Vita has over 25 years of experience serving in corporate leadership roles, investing capital, structuring and funding public/private partnerships and providing strategic advisory services to Fortune 500 companies throughout the U.S., Europe, Asia and Latin America. Prior to Columbia Care, Mr. Vita was a Partner and served as the Chairman of the Investment Committee at Apelles Investment Management, LLC, a private investment management company focused on the healthcare and privatized military infrastructure sectors. Before Apelles, Mr. Vita was a General Partner, member of the Investment Committee and the Portfolio Manager for the Healthcare Sector at ARX Investment Management. Previously, he worked in the Investment Banking Division at Goldman Sachs & Co. Inc. as an Analyst, Associate and Vice President in the Healthcare Department where he focused on mergers, raid defense and corporate finance. He is a graduate of Columbia College, Columbia University.

Michael Abbott, Director and Chairman

Michael Abbott co-founded Columbia Care in 2012. Mr. Abbott joined Swiss Bank Corporation in 1990 as an Associate in Equity Capital Markets and was transferred to the Bank’s Chicago branch in 1993 to work with SBC O’Connor. In 1996, Mr. Abbott joined Goldman Sachs as a Vice President in the Convertible Trading and Sales Department and later led its Structured Product Trading and Origination Group. Mr. Abbott co-founded the foreign exchange trading hedge fund, Elysium Capital, in 2002. In 2006, he became Chief Executive Officer and head of the investment committee of Robeco Sage, a multibillion-dollar fund of hedge funds. He was also appointed Chief Investment Officer of the Cornell University endowment in 2010. In 2012, he became a Managing Director at the Raptor Group, a single family office based out of Boston and New York City. Mr. Abbott started his professional career in 1983 as a London police officer. Mr. Abbott has served as a director of Target Global Acquisition I Corp. (Nasdaq: TGAAU), a special purpose acquisition company, since 2021. Mr. Abbott matriculated at King’s College London’s School of Law, graduating in 1990 with a Bachelor of Laws degree. He serves on the Advisory Counsel of King’s College London Business School and was conferred a Fellowship of King’s College, London in December 2020.

Frank Savage, Director

Frank Savage serves as the Managing Partner of Savage Holdings, LLC, a global financial services company and has previously held senior positions at Citibank, Equitable Life Assurance Corp. (now AXA Inc.) and Alliance Capital Management International as its Chairman. He currently serves on the board of directors of Bloomberg L.P., and has served on the boards of a number of corporations and non-profit organizations, including Lockheed Martin, Inc. and Qualcomm Inc. Mr. Savage earned a Bachelor of Arts degree from Howard University, a Master of Arts degree from the Johns Hopkins Nitze School of Advanced International Studies, and was the recipient of an Honorary Doctorate of Humane Letters from Hofstra University and an honorary Doctor of Humanities degree from Howard University. He serves as Chair Emeritus of Howard University and Trustee Emeritus of The Johns Hopkins University.

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

Jonathan P. May, Lead Director

Jonathan May is currently Co-Founder and Managing Director of Floresta Ventures, LLC. Floresta invests, owns and operates restaurant and retail concepts. He is also a co-founder and managing director of Floresta Partners, LLC, a consulting firm focusing on growing multi-unit restaurant and retail concepts. Prior to forming Floresta, Mr. May was Executive Director of Natural Capital Partners Holdings LLC. NCPH works with corporations to measure their environmental impact and deliver solutions for positive impact on carbon, renewable energy, water, biodiversity and communities. Previously Mr. May was a founder and Managing Director of Catalytic Capital LLC, a private equity firm focused on growing retail and consumer branded companies. Before co-founding Catalytic Capital, Mr. May was Senior Vice President of Corporate Development for Triarc Companies, Inc. where he was responsible for merger identification and execution, corporate finance, and strategic planning. Mr. May also served as Chief Executive Officer of Arby’s, Inc., where he managed the growth of 3,400 restaurants comprising $2.5 billion of global system-wide sales. Mr. May held a variety of strategic and operating roles at Arby’s before becoming CEO. Mr. May also is the Lead Independent Director of INDUS Realty Trust, Inc., a publicly traded real estate company, and is also a Director of Bridgewater Chocolate, LLC, a private chocolate manufacturer and retailer. Mr. May formerly was a board member of Sneaker Villa and Marketwatch.com.

Jeff Clarke, Director

Mr. Clarke currently serves as Co-CEO of E.Merge Technology Acquisition Corporation (NASDAQ: ETACU), a special purpose acquisition corporation. Mr. Clarke also serves on the Board of Directors of FTD, LLC. Prior to this, Mr. Clarke spent five years as chief executive officer of Eastman Kodak Company, where he led the restructuring and divestiture of its high multiple packaging print division, substantially reducing Kodak’s debt. Mr. Clarke has also held numerous prominent roles within the technology industry, including chief executive officer, chairman and executive chair positions at Travelport Limited, a leading technology and distribution company in the travel industry. He has also served as chief operating officer for CA Software, executive vice president of global operations at Hewlett-Packard and chief financial officer at Compaq Computer. Mr. Clarke is a former director at Dockers, Autodesk, Red Hat, Compuware and UTStarcom. He earned his MBA from Northeastern University and now serves as a Northeastern University Trustee.

Alison Worthington, Director

Alison Worthington is an innovative marketing leader with nearly three decades of experience transforming brands, product portfolios and P&Ls to deliver growth and ROI. Ms. Worthington held multiple senior level operating roles for The Coca-Cola Company, Starbucks and Microsoft as well as serving as the global Chief Marketing Officer for Method Home Products and a senior consultant at L.E.K. Consulting. She currently is Head of Marketing at Lyra Health, which helps leading companies improve access to effective, high-quality mental health care for their employees and their families. Ms. Worthington previously led a marketing consulting practice, where she was engaged as an interim Chief Marketing Officer and on demand advisor to high growth tech, consumer, life science, retail and e-commerce companies looking to reposition and scale their brands and products with new customer experiences and channels. She leveraged her background in building experiential lifestyle brands through compelling communication, disruptive product innovation, digital transformation and omnichannel marketing to put businesses on a path of purposeful growth and competitive differentiation. She was fortunate to work with great companies like GoPro, Ancestry, Bragg Live Foods and multiple startups. Ms. Worthington earned an MBA from the Harvard Graduate School of Business Administration and an AB in Economics from Smith College.

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

Philip Goldberg, Director

Philip Goldberg co-founded Green Leaf Medical, LLC in 2014 and served as Green Leaf Medical’s CEO until Green Leaf was acquired by Columbia Care in June of 2021. Mr. Goldberg built Green Leaf Medical into a leading multi-state cannabis operator in the mid-Atlantic region with 500 full time employees, 400,000 square feet of cultivation space, three extraction labs, and 10 dispensary licenses across Maryland, Pennsylvania, Virginia and Ohio. Prior to entering the cannabis industry, he founded and operated a successful advertising firm focused on lead generation, digital media, customer acquisition and retention. Mr. Goldberg is a graduate of the University of Arizona.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and directors. Our Code of Ethics is available on our website at https://investors.columbia.care/corporate-governance/governance-overview.

Audit Committee

The Board believes that the composition of the Audit Committee reflects financial literacy and expertise. Currently, all members of the Audit Committee have been determined by the Board to be “independent” and “financially literate” as such terms are defined under the corporate governance rules of the Nasdaq Capital Market (“Nasdaq”). The Audit Committee consists of Jeff Clarke, Jonathan P. May and Frank Savage. The Board has made these determinations based on the education as well as breadth and depth of experience of each member of the Audit Committee. The Board has also determined that all members of the Audit Committee meets the SEC definition of an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the named executive officers (the “NEOs”) of the Company in the last two fiscal years.

Non-equity Incentive Plan Compensation ($)

Name and Principal Position	Year	Salary ($)	Share-Based Awards(1)(2)(3) ($)	Option- Based Awards ($)	Annual Incentive Plans	Long- term Incentive Plans	All Other Compensation(4) ($)	Total Compensation ($)
Nicholas Vita	2022	$500,000	$4,300,002	$—	$160,000	$—	$39,780	$4,999,782
CEO and Director	2021	$485,753	$3,300,003	$—	$360,000	$—	$1,128	$4,146,884
Michael Abbott	2022	$425,000	$2,170,002	$—	$100,000	$—	$40,000	$2,735,002
Chairman and Director	2021	$420,548	$2,170,004	$—	$160,000	$—	$21,128	$2,771,680
David Hart	2022	$348,247	$3,250,005	$—	$122,000	$—	$11,660	$3,731,912
COO	2021	$340,000	$1,500,002	$—	$160,000	$—	$10,543	$2,010,545

Notes:

(1)
2022 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD:0.799616 USD; 2021 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD:0.796144 USD.
(2)
For 2022, reflects (i) annual share-based awards, specifically 928,572 RSUs and 500,000 PSUs granted to Mr. Vita, 468,605 RSUs and 252,326 PSUs granted to Mr. Abbott, and 323,921 RSUs and 174,419 PSUs granted to Mr. Hart, and (ii) retention awards of 581,396 RSUs granted to Mr. Hart.
(3)
For 2021, reflects annual share-based awards, specifically 342,652 RSUs and 184,505 PSUs granted to Mr. Vita, 225,320 RSUs and 121,326 PSUs granted to Mr. Abbott, and 155,751 RSUs and 83,866 PSUs granted to Mr. Hart.
(4)
For 2022, reflects (i) tax planning reimbursements of $39,780 and $20,000 for Messrs. Vita and Abbott respectively, (ii) life insurance reimbursements of $20,000 for Mr. Abbott, and (iii) Company 401(k) contribution of $11,600 for Mr. Hart.

Outstanding Equity Awards Table

The following table sets forth information concerning the option-based and share-based awards granted to the Company’s NEOs that were outstanding as of December 31, 2022.

	Option-based Awards				Share-based Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-the-Money Options ($)	Number of Shares or Units of Shares That Have Not Vested (#)	Market or Payout Value of Share-Based Awards That Have Not Vested ($)(1)(2)	Market Or Payout Value of Vested Share- Based Awards Not Paid Out or Distributed ($)
Nicholas Vita CEO and Director	—	$—	—	$—	4,340,538	$3,255,404	—
Michael Abbott Chairman and Director	—	$—	—	$—	3,382,790	$2,537,093	—
David Hart COO	—	$—	—	$—	2,140,598	$1,605,449	—

Notes:

(1)
Market value of unvested share-based awards and vested but undistributed share-based awards calculated based on the closing share price on December 31, 2022 (converted to USD based on an exchange rate of 1 CAD:0.73826 USD).
(2)
For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.

Deferred Compensation Plans

The Company’s Board of Directors approved termination of the Income Incentive Plan (i.e., the deferred compensation plan under the Legacy Management Incentive Plan), effective April 1, 2020, and all outstanding deferred compensation will subsequently be paid out in shares of the Company between 12 and 24 months following plan termination per Section 409A of the Internal Revenue Code. The Company has no other deferred compensation plans.

Termination and Change of Control Benefits

Other than as described herein, the Company does not have any contract, agreement, plan or arrangement that provides for payments to a NEO at, following, or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of the Company or a change in a NEO’s responsibilities. Note that the dollar value of potential accelerated equity in connection with a qualifying termination reflects an exchange rate of 1 CAD: 0.73826 USD.

Nicholas Vita

On April 26, 2019, the Company entered into an employment agreement with Mr. Vita (the “Vita Agreement”). In the event of termination without cause of Mr. Vita’s employment or if Mr. Vita resigns for good reason in connection with a change of control, Mr. Vita shall receive (i) an amount equal to thirty-six (36) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 36-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for thirty-six (36) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The change of control payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Vita’s outstanding time-vested RSUs, including the time-vested portion of his outstanding restricted stock unit award, granted April 26, 2019 (the “Vita Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of the Vita Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. The total estimated incremental payments, payables and benefits to Mr. Vita in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $4,851,913, with Mr. Vita’s health insurance coverage continuing for thirty-six (36) months from the termination date.

In the event that the Company terminates Mr. Vita’s employment without cause or Mr. Vita resigns for good reason, Mr. Vita shall receive (i) an amount equal to twenty-four (24) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for twenty-four (24) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause or a termination for good reason, Mr. Vita’s outstanding time-vested RSUs and performance-vested RSUs/PSUs will be forfeited. As an exception, Mr. Vita’s outstanding time-vested portion of the Vita Post-Closing RSU Grant will vest in full and his performance-vested portion of the Vita Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. The total estimated incremental payments and payables to Mr. Vita in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,935,030, with Mr. Vita’s health insurance coverage continuing for twenty-four (24) months from the termination date.

Michael Abbott

On April 26, 2019, the Company entered into an employment agreement with Mr. Abbott (the “Abbott Agreement”). In the event of termination without cause of Mr. Abbott’s employment or if Mr. Abbott resigns for good reason in connection with a change of control, Mr. Abbott shall receive (i) an amount equal to thirty-six (36) months of the sum of Mr. Abbott’s then base salary and target bonus paid over such 36-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Abbott’s health insurance premiums to continue Mr. Abbott’s health insurance coverage for thirty-six (36) months beyond the termination date; and (iii) Mr. Abbott shall receive outplacement services for a period of one (1) year following the termination date. The change of control payments and benefits that would be made to Mr. Abbott are conditioned on and subject to Mr. Abbott signing and not rescinding the Abbott Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Abbott’s outstanding time-vested RSUs, including the time-vested portion of his outstanding restricted stock unit award, granted April 26, 2019 (the “Abbott Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of the Abbott Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. The total estimated incremental payments, payables and benefits to Mr. Abbott in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $3,323,602, with Mr. Abbott’s health insurance coverage continuing for thirty-six (36) months from the termination date.

In the event that the Company terminates Mr. Abbott’s employment without cause or Mr. Abbott resigns for good reason, Mr. Abbott shall receive (i) an amount equal to twenty-four (24) months of the sum of Mr. Abbott’s then base salary and target bonus paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Abbott’s health insurance premiums to continue Mr. Abbott’s health insurance coverage for twenty-four (24) months beyond the termination date; and (iii) Mr. Abbott shall receive outplacement services for a period of one (1) year following the termination date. The severance payments and benefits that would be made to Mr. Abbott are conditioned on and subject to Mr. Abbott signing and not rescinding the Abbott Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause or a termination for good reason, Mr. Abbott’s outstanding time-vested RSUs and performance-vested RSUs/PSUs will be forfeited. As an exception, Mr. Abbott’s outstanding time-vested portion of the Abbott Post-Closing RSU Grant will vest in full and his performance-vested portion of the Abbott Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. The total estimated incremental payments and payables to Mr. Abbott in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,395,031, with Mr. Abbott’s health insurance coverage continuing for twenty-four (24) months from the termination date.

On March 16, 2023, the Company announced the transition of Mr. Abbott from Executive Chairman to Chairman pursuant to a transition and release of claims agreement (the “Transition Agreement”).

David Hart

On April 26, 2019, the Company entered into an employment agreement with Mr. Hart, as amended on January 1, 2022 (the “Hart Agreement”). The Hart Agreement may be terminated at any time by Mr. Hart or the Company. In the event of termination without cause of Mr. Hart’s employment in connection with a change of control, Mr. Hart shall receive (i) an amount equal to twenty-four (24) months of Mr. Hart’s then base salary, plus target bonus, paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for twenty-four (24) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, Mr. Hart’s outstanding time-vested RSUs, including the time-vested portion of the outstanding restricted stock unit award, granted April 26, 2019 (the “Hart Post-Closing RSU Grant”), will vest in full and his outstanding performance-vested RSUs/PSUs, including his performance-vested portion of his Post-Closing RSU Grant, will vest, with the number of shares earned to be based on actual performance through the consummation of the change of control. Under the Legacy Management Incentive Plan, upon a change of control, outstanding restricted stock and restricted stock units that were converted from Capital Accumulation Incentive Plan Units and Income Incentive Plan Units, respectively, will fully vest (though administrator of plan may determine to require the earlier of a period of up to one year of continued employment post change of control or termination of employment). The total estimated incremental payments, payables and benefits to Mr. Hart in the event his employment is terminated in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $2,363,970, with Mr. Hart’s health insurance coverage continuing for twenty-four (24) months from the termination date.

In the event that the Company terminates Mr. Hart’s employment without cause, Mr. Hart shall receive (i) an amount equal to eighteen (18) months of Mr. Hart’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for eighteen (18) months beyond the termination date. The severance payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Hart’s outstanding time-vested RSUs and performance-vested RSUs will be forfeited. As an exception, the portion of Mr. Hart’s outstanding time-vested portion of the Hart Post-Closing RSU Grant that is scheduled to vest within the following twelve months will vest and his performance-vested portion of the Hart Post-Closing RSU Grant will vest, with the number of shares earned to be based on actual performance through the full performance period, pro-rated for months served. Under the Legacy Management Incentive Plan, upon an involuntary termination without cause, outstanding restricted stock and RSUs that were converted from Capital Accumulation Incentive Plan Units and Income Incentive Plan Units, respectively, will be forfeited. The total estimated incremental payments and payables to Mr. Hart in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $551,273, with Mr. Hart’s health insurance coverage continuing for eighteen (18) months from the termination date.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash(1) ($)	Share- Based Awards(2)(3) ($)	Option- Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Jeff Clarke	$59,500	$245,005	$—	$—	$—	$304,505
Julie Hill	$34,500	$220,004	$—	$—	$—	$254,504
James A.C. Kennedy	$59,500	$195,002	$—	$—	$—	$254,502
Jonathan P. May	$72,000	$195,002	$—	$—	$—	$267,002
Frank Savage	$62,000	$170,001	$—	$—	$—	$232,001
Alison Worthington	$38,500	$220,004	$—	$—	$—	$258,504

Notes:

(1)
Reflects annual cash retainer for Board service and, as applicable, additional cash retainer for Lead Director and additional cash retainer for Committee chairs and members.
(2)
Share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.799616 USD for grants made in March 2022, and 1 CAD: 0.751478 USD for grants made in September 2022.
(3)
Reflects (i) Special Litigation Committee RSU awards granted in March, specifically 8,306 RSUs granted to each of Messrs. Clarke, Kennedy, and May, (ii) Special Strategic Committee RSU awards granted in March, specifically 8,306 RSUs granted to each of Messrs. Clarke, Hill, and Worthington, (iii) Special Strategic Committee RSU awards granted in September, specifically 15,433 RSUs granted to each of Messrs. Clarke, Hill, and Worthington, and (iv) annual RSU awards granted in September, specifically 104,939 RSUs granted to each of Messrs. Clarke, Hill, Kennedy, May, Savage, and Worthington.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2022, Frank Savage, James A.C. Kennedy, Alison Worthington and Jonathan P. May served as members of the Compensation Committee.

None of the Company’s executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company or on the Compensation Committee, during fiscal 2022. None of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the expected beneficial ownership of the Company’s securities as of March 23, 2023 for (i) each member of the Board of Directors, (ii) each NEO, (iii) each person known to the Company and expected to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the NEOs as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Information with respect to beneficial owners of more than 5% of the Company’s securities is based on completed questionnaires and related information provided by such beneficial owners as of March 23, 2022. Except as indicated, all shares of the Company’s securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o Columbia Care Inc., 680 Fifth Ave., 24th Floor, New York, New York 10019.

	Common Shares		Proportionate Voting Shares		Total(1)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Common Shares	Number Beneficially Owned	% of Total Proportionate Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock
Nicholas Vita, Chief Executive Officer and Director	26,062,322	6.65%	0	0.00%	26,062,322	6.49%

Michael Abbott, Chairman and Director	761,356	0.19%	0	0.00%	761,356	0.19%
Frank Savage, Director	143,158	0.04%	0	0.00%	143,158	0.04%
James A.C. Kennedy, Director	1,882,501	0.48%	2,505	2.52%	2,133,044	0.53%
Jonathan P. May, Director	133,865	0.03%	29,468	29.60%	3,080,632	0.77%
Jeff Clarke, Director	530,822	0.14%	47	0.05%	535,551	0.13%
Alison Worthington, Director	87,734	0.02%	0	0.00%	87,734	0.02%
Julie Hill, Director	62,551	0.02%	0	0.00%	62,551	0.02%
Philip Goldberg, Director	7,798,573	1.99%	0	0.00%	7,798,573	1.94%
David Hart, Chief Operating Officer	1,058,990	0.27%	0	0.00%	1,058,990	0.26%
Dr. Rosemary Mazanet, Chief Scientific Officer	1,329,801	0.34%	0	0.00%	1,329,801	0.33%
Bryan Olson, Chief People and Administrative Officer	426,920	0.11%	0	0.00%	426,920	0.11%
Guy Hussussian, Chief Data Officer	162,257	0.04%	0	0.00%	162,257	0.04%
Jesse Channon, Chief Growth Officer	489,163	0.12%	0	0.00%	489,163	0.12%
Derek Watson, Chief Financial Officer	10,000	0.00%	0	0.00%	10,000	0.00%
David Sirolly, Chief Legal Officer and General Counsel	11,419	0.00%	0	0.00%	11,419	0.00%
All Board directors and NEOs as a group	40,951,432	10.45%	32,020	32.16%	44,153,471	10.99%

Five Percent Holders:

SIGMA SAGITTARII Ltd. Victoria Road Douglas, Isle of Man United Kingdom IM2 4DF	27,790,854	6.91%

Notes:

(1)
Includes Proportionate Voting Shares on an as converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

The Company has not adopted a related party transaction policy.

Transactions with Related Persons

Since the beginning of the last fiscal year there have been none and there are no currently proposed transactions, other than as described below, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

For the quarter ended September 30, 2021, the Company had anticipatorily accrued $68,000,000 for potential share issuances and cash payments for purposes of acquisition and settlement of pre-existing relationships, inclusive of prospective acquisition costs relating to third-party entities and other litigation costs. On April 18, 2022, in connection with the accrual, the Company issued 18,755,082 common shares and on April 18, 2022 and April 24, 2022 paid approximately $26,000,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth LLC (“VentureForth”). The Company previously had a management services agreement with VentureForth. In further connection with the accrual, the shares issued, and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties (the “VentureForth Matter”). With respect to the VentureForth Matter, on April 24, 2022, the Company entered into an agreement containing customary terms and conditions, which agreement was negotiated at arm’s length with independent counsel representing the parties, with Michael Abbott, Chairman and Director of the Company, and Nicholas Vita, Chief Executive Officer and Director of the Company, pursuant to which the Company paid $1,654,625 to Mr. Abbott and $976,000 to Mr. Vita to address claims, interests and rights held by Mr. Abbott and Mr. Vita relating to the VentureForth Matter.

Promoters

No person or company has been at any time during the past five fiscal years a promoter of the Company.

Director Independence

For purposes of this Annual Report on Form 10-K, the independence of our directors is determined under the corporate governance rules of the Nasdaq Capital Market (“Nasdaq”). The independence rules of Nasdaq include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. It has been determined that six of our directors are independent persons under the independence rules of Nasdaq: Frank Savage, James A.C. Kennedy, Jonathan P. May, Jeff Clarke, Alison Worthington and Julie Hill.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to the Company’s auditors, Davidson & Company LLP, in 2022 and 2021 for audit and non-audit services. All of the services described below were approved in accordance with the Company’s pre-approval policy, which is described in the next section.

	2022	2021
Audit fees (1)	$1,300,000	$1,195,000
Audit-related fees (2)	$375,000	$69,082
Tax fees (3)	$—	$—
All other fees (4)	$—	$—

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

2.1

Transaction Agreement dated November 21, 2018 between Canaccord Genuity Growth Corp. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

2.2

Agreement and Plan of Merger dated December 21, 2020 among Columbia Care Inc., Columbia Care LLC, Vici Acquisition LLC, Vici Acquisition II LLC, Green Leaf Medical, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

2.3

Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

2.4

Amending Agreement, dated February 27, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on February 28, 2023

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

Exhibit No.	Description of Exhibit
4.12

Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13

Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14*	Extension Notice dated March 28, 2023 to Odyssey Trust Company.

10.1

Lease Agreement dated December 1, 2013 between Pagson, LLC and Patriot Care Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.2

Lease Agreement dated April 30, 2015 between Eastman Kodak Company and Columbia Care NY, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.3

Lease Agreement dated April 10, 2019 between MM Downtown Facility, LLC and PHC Facilities, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.4

Lease Agreement dated December 23, 2019 between NLCP 156 Lincoln MA, LLC and Patriot Care Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.5

First Amendment to Lease dated December 2, 2020 between PHC Facilities, Inc. and MM Downtown Facility, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.6*#

Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.7*#

Employment Agreement dated April 26, 2019 between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.8*#

Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.9*#

Amendment No. 1 dated January 1, 2022 to Employment Agreement between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.10*#

Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.11*#

Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and David Hart (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.12*#

Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.13*#

Columbia Care Inc. Amended and Restated Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.14*

Mortgage and Security Agreement dated December 28, 2021 between Columbia Care NY Realty LLC and East West Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

Exhibit No.	Description of Exhibit
10.15	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.17*	Transition Agreement between Columbia Care Inc. and Michael Abbott

21.1*	Subsidiaries of Columbia Care Inc.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2023.

COLUMBIA CARE INC.

/s/ Nicholas Vita
By: Nicholas Vita Title: Chief Executive Officer and Director

/s/ Derek Watson
By: Derek Watson Title: Chief Financial Officer

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

Name and Signature	Title	Date

/s/ Nicholas Vita Nicholas Vita	Chief Executive Officer and Director	March 29, 2023

/s/ Derek Watson Derek Watson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Michael Abbott Michael Abbott	Chairman and Director	March 29, 2023

/s/ Frank Savage Frank Savage	Director	March 29, 2023

/s/ James A.C. Kennedy James A.C. Kennedy	Director	March 29, 2023

/s/ Jonathan P. May Jonathan P. May	Director	March 29, 2023

/s/ Jeff Clarke Jeff Clarke	Director	March 29, 2023

/s/ Alison Worthington Alison Worthington	Director	March 29, 2023

/s/ Julie Hill	Director	March 29, 2023

Name and Signature	Title	Date
Julie Hill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Columbia Care Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Columbia Care Inc. and its subsidiaries (together “the Company”) as of December 31, 2022, and December 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in ended December 31, 2022, December 31, 2021 and December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and December 31, 2021, and the results of its operations and its cash flows for each of the three years ended December 31, 2022, December 31, 2021, and December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

(PCAOB ID:731) Vancouver, Canada	Chartered Professional Accountants

March 29, 2023

COLUMBIA CARE INC
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of US dollars, except for share and per share amounts)
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$48,154	$82,198
Accounts receivable, net of allowances of $3,142 and, $2,542, respectively	10,087	18,302
Inventory	127,905	94,567
Prepaid expenses and other current assets	21,942	29,252
Assets held for sale	29,089	2,120
Total current assets	237,177	226,439

Property and equipment, net	357,993	339,692
Right of use assets - operating leases, net	174,472	179,099
Right of use assets - finance leases, net	45,423	66,442
Goodwill	19,274	184,018
Intangible assets, net	145,265	367,787
Other non-current assets	15,122	13,035
Total assets	$994,726	1,376,512

Liabilities and Equity
Current liabilities:
Accounts payable	$23,775	$44,007
Accrued expenses and other current liabilities	64,574	126,954
Income tax payable	33,961	26,537
Contingent consideration	—	29,345
Current portion of lease liability - operating leases	6,762	9,056
Current portion of lease liability - finance leases	6,552	5,092
Current portion of long-term debt, net	47,315	1,884
Liabilities held for sale	20,179	1,122
Total current liabilities	$203,118	$243,997

Long-term debt, net	281,705	159,017
Deferred taxes	2,903	79,477
Long-term lease liability - operating leases	174,312	176,004
Long-term lease liability - finance leases	50,586	70,268
Contingent consideration	—	11,596
Derivative liability	235	6,795
Other long-term liabilities	74,964	78,535
Total liabilities	787,823	825,689

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of December 31, 2022 and December 31, 2021, respectively, 391,238,484 and 361,423,270 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of December 31, 2022 and December 31, 2021, respectively, none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of December 31, 2022 and December 31, 2021, respectively; 10,009,819 and 14,729,636 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	1,117,287	1,039,726
Accumulated deficit	(904,003)	(468,335)
Equity attributable to Columbia Care Inc.	213,284	571,391
Non-controlling interest	(6,381)	(20,568)
Total equity	206,903	550,823
Total liabilities and equity	$994,726	$1,376,512

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(expressed in thousands of US dollars, except for share and per share amounts)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues, net of discounts	$511,578	$460,080	$179,503
Cost of sales related to inventory production	(310,163)	(258,402)	(114,249)
Cost of sales related to business combination fair value adjustments to inventory	(204)	(7,663)	(3,111)
Gross Margin	201,211	194,015	62,143
Goodwill impairment	(170,642)	(72,328)	-
Intangible impairment	(169,479)	-	-
Selling, general and administrative expenses	(277,330)	(232,052)	(142,355)
Total operating cost	(617,451)	(304,380)	(142,355)
Loss from operations	(416,240)	(110,365)	(80,212)
Other expense:
Interest (expense) income on leases, net	(5,548)	(5,280)	(1,466)
Interest (expense) income, net	(48,349)	(24,734)	(4,870)
Other income (expense), net	37,443	(6,335)	(49,298)
Total other expense	(16,454)	(36,349)	(55,634)

Loss before provision for income taxes	(432,694)	(146,714)	(135,846)
Income tax (expense) benefit	11,213	(139)	16,197
Net loss and comprehensive loss	(421,481)	(146,853)	(119,649)
Net loss attributable to non-controlling interests	(5,476)	(3,756)	(23,862)
Net loss attributable to shareholders	$(416,005)	$(143,097)	$(95,787)

Weighted-average number of shares used in earnings per share - basic and diluted	392,571,102	338,754,694	232,576,117
Loss attributable to shares (basic and diluted)	$(1.06)	(0.42)	(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(expressed in thousands of U.S. dollars, except for number of shares and warrants)

		Common	Proportionate	Additional	Accumulated	Total Columbia Care Inc.	Non-Controlling	Total
	Units	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance as of December 31, 2019	—	117,176,201	99,352,980	$429,475	$(209,389)	$220,086	$(2,503)	$217,583
Issuance of shares in connection with acquisitions	—	48,936,767	—	147,795	—	147,795	—	147,795
Warrants issued with debt	—	—	—	6,298	—	6,298	—	6,298
Warrants exercised	—	2,192,298	—	388	—	388	—	388
Cancellation of restricted stock awards	—	—	(37,314)	—	—	—	—	—
Conversion between classes of shares	—	72,807,752	(72,807,752)	—	—	—	—	—
Equity-based compensation(1)	—	1,852,064	—	29,805	—	29,805	—	29,805
Sale of membership interests in subsidiary	—	—	—	—	—	—	5,509	5,509
Deconsolidation of subsidiary	—	—	—	—	—	—	220	220
Non-controlling interest buyouts	—	7,038,835	—	18,301	(20,062)	(1,761)	761	(1,000)
Net loss	—	—	—	—	(95,787)	(95,787)	(23,862)	(119,649)
Balance as of December 31, 2020	—	250,003,917	26,507,914	$632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation(1)	—	5,880,944	—	21,318	—	21,318	—	21,318
Issuance of shares, net	—	21,792,500	—	133,196	—	133,196	—	133,196
Issuance of shares in connection with acquisitions	—	59,960,743	—	206,540	—	206,540	—	206,540
Issuance of shares in connection with purchase of assets	—	6,708,270	—	23,853	—	23,853	—	23,853
Conversion of convertible notes	—	4,550,139	—	23,919	—	23,919	—	23,919
Conversion between classes of shares	—	11,761,404	(11,761,404)	—	—	—	—	—
Cancellation of restricted stock awards	—	(48,590)	(16,874)	$—	$—	$—	$—	$—
Warrants exercised	—	813,943	—	1,901	—	1,901	—	1,901
Non-controlling interests buyouts	—	—	—	(3,063)	—	(3,063)	3,063	—
Net loss	—	—	—	—	(143,097)	(143,097)	(3,756)	(146,853)
Balance as of December 31, 2021	—	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	—	22,858,845	—	69,517	—	69,517	—	69,517
Warrants exercised	—	180,000	—	425	—	425	—	425
Issuance of shares in connection with acquisitions	-	2,082,589	—	7,619	—	7,619	—	7,619
Cancellation of restricted stock awards	—	—	(26,037)	—	—	—	—	—
Conversion of convertible notes	—	—	—	—	—	—	—	—
Conversion between classes of shares	—	4,693,780	(4,693,780)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	—	(19,663)	(19,663)	19,663	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—
Issuance of shares in connection with acquisitions	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(416,005)	(416,005)	(5,476)	(421,481)
Balance as of December 31, 2022	—	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903

(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these consolidated financial statements.

COLUMBIA CARE INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands of US dollars, except for units and shares)
	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(421,481)	$(146,853)	$(119,649)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	84,788	53,002	19,651
Equity-based compensation	27,930	25,018	29,805
Debt amortization expense	8,588	6,068	2,189
Loss on conversion of Convertible Notes	—	1,580	—
Provision for obsolete inventory and other assets	11,267	2,356	—
Goodwill impairment charges	170,642	72,328	—
Intangible impairment charges	169,479	—	—
Impairment on disposal group	—	2,000	1,969
Earnout adjustment	349	—	—
(Gain) / loss on remeasurement of contingent consideration	(37,362)	(59,362)	21,757
Deferred taxes	(69,243)	(26,112)	(20,998)
Change in fair value of derivative liability	(6,560)	(13,286)	11,745
Other	747	1,314	3,858
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	8,086	(6,333)	(4,574)
Inventory	(44,301)	(18,033)	(17,258)
Prepaid expenses and other current assets	889	28,445	(2,747)
Other assets	15,030	15,331	13,490
Accounts payable	(10,082)	7,954	5,381
Accrued expenses and other current liabilities	(11,514)	64,765	15,945
Income taxes payable	7,425	3,645	2,387
Other long-term liabilities	(16,078)	(14,350)	(12,601)
Net cash used in operating activities	(111,401)	(523)	(49,650)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired / Cash acquired due to acquisition	29	(50,762)	3,821
Purchases of property and equipment	(72,741)	(117,506)	(42,885)
Cash paid for other assets	(2,973)	(15,792)	—
Proceeds from sale of property	358	386	11,927
Cash received (paid) on deposits, net	—	(7,019)	988
Cash for loan under CannAscend and Corsa Verde agreements	—	(657)	(1,173)
Net cash used in investing activities	(75,327)	(191,350)	(27,322)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants	153,250	71,520	89,379
Proceeds from mortgage note	16,500	20,000	—
Payment of debt issuance costs	(7,699)	(865)	(3,548)
Repayment of debt	(637)	(9,950)	—
Payment of lease liabilities	(5,815)	(9,664)	(734)
Issuance of common shares	—	133,559	—
Costs of issuance of common shares	—	(364)	—
Repayment of sellers note	(1,875)	—	—
Exercise of warrants	425	1,901	388

Sale of membership interests of subsidiary	—	—	5,509
Purchase of non-controlling interest	—	—	(1,000)
Taxes paid on equity based compensation	(465)	(3,700)	—
Net cash provided by financing activities	153,684	202,437	89,994

Net increase in cash	(33,044)	10,564	13,022
Cash and restricted cash at beginning of the year	82,533	71,969	58,947
Cash and restricted cash at end of year	$49,489	$82,533	$71,969
Supplemental disclosure of cash flow information:
Cash paid for interest on other obligations	$28,706	$19,340	$5,356
Cash paid for income taxes	$51,435	$22,556	$7,694
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$48,154	$82,198	$61,111
Restricted cash	$1,335	$335	$10,858
Cash and restricted cash, end of period	$49,489	$82,533	$71,969
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$12,512	$14,826	$13,084
Issuance of warrants	$—	$—	$6,298
Shares issued in connection with conversion of Convertible Notes into equity, net	$—	$23,919	$—
Extinguishment of derivative liability upon conversion of Convertible Notes	$—	$23,853	$—
Debt incurred issued in connection with acquisition of property, plant and equipment	$—	$7,000	$—
Derivative liability recognized upon issuance of convertible debt	$—	$15,099	$5,364
Shares issued in connection with finalization of working capital on acquisition	$—	$228	$—
Shares issued in connection with satisfaction of contingent consideration	$—	$48,202	$—
Intercompany note receivable with TGS assumed in connection with acquisition	$—	$—	$16,855
Buyout of non-controlling interest by issuance of shares	$—	$1,959	$—
Deconsolidation of subsidiary	$—	$—	$220
Reclass of deferred compensation to equity	$—	$—	$—
Conversion of convertible debt and accrued interest to equity	$—	$—	$—
Assets held for sale	$29,089	$2,120	$3,483
Liabilities held for sale	$(20,179)	$(1,122)	$(1,483)

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

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to customary closing conditions and necessary regulatory approvals, the Cresco Transaction is expected to close around the end of the second quarter of 2023. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing a total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis).

2.
SUMMARY OF SIGNIFICANT ACCOUNTING

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.For the years ended December 31, 2022, 2021 and 2020, the Company reported a consolidated net loss of $(416,005), $(143,097) and $(95,787), respectively. For the years ended December 31, 2022, 2021 and 2020 the Company had cash flows used in operating activities of $(111,401), $(523) and $(49,650), respectively. As of December 31, 2022 and 2021, the Company had working capital of $34,059 and $(17,558), respectively. Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand for the next twelve months from the date of issuance of these financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after the elimination of intercompany transactions and balances. Control exists when the Company has power over an investee, when the Company is exposed, or has rights, to variable returns from the investee, and when the Company has the ability to affect those returns through its power over the investee. The financial statements of entities controlled by the Company by virtue of agreements are fully consolidated from the date that control commences and deconsolidated from the date control ceases.

Investment in affiliates

The Company has investments in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. The Company determines whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE and the Company is determined to be the primary beneficiary of the entity, the Company consolidates the VIE and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest.

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

If an entity fails to meet the characteristics of a VIE, the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if they determine that they, directly or indirectly, have greater than 50% of the voting shares, and determines that other equity holders do not have substantive participating rights.

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

Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2022, 2021, and 2020. Long-lived assets located outside of the United States of America are immaterial as on December 31, 2022 and 2021.

Significant concentrations

The following table lists the states where the revenue represented 10% or more of the total revenue in the Company’s consolidated statement of operations:

	December 31, 2022	December 31, 2021	December 31, 2020
Colorado	18.4%	21.8%	21.3%
Pennsylvania	*	11.5%	19.5%
California	*	11.5%	*
Massachusetts	*	10.3%	19.8%
Virginia	10.4%	*	*
New York	*	*	*

* State’s revenue is not greater than or equal to 10% of the total consolidated revenue during the specific period.

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.

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

Inventory is stated at the lower of cost or net realizable value, with cost determined using standard cost. Cost includes costs directly related to manufacturing and distribution of the products. These costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

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

Assets and liabilities held for sale

The Company classifies its long-lived assets and related liabilities to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company no longer records depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

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

Intangible assets and goodwill

The Company records goodwill and intangible assets acquired in business combination at their fair values, which are derived primarily using market and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset, (5) royalty rates, (6) start-up costs, (7) customer recurring revenue rates and (8) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because the Company is required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. Additionally, if these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

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

As further discussed in Note 19, the Company conducted impairment analyses test at the Colorado, California and Pennsylvania reporting units level.

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

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is recorded. If the company later realizes it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2022, 2021 and 2020 the Company incurred $14,173, $16,255, and $6,083 respectively in advertising and promotion costs, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Right of use assets and lease liability

The Company has entered into lease agreements for certain facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. At inception of the lease agreement, the Company assesses whether the agreement conveys the right to control the use of an identified asset for a period in exchange for consideration, in which case it is classified as a lease. Each lease is further analyzed to check whether it meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company has elected not to recognize lease assets and lease liabilities for short-term leases (leases with a term of 12 months or less) and leases of low-value assets. Lease right-of-use assets, net and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date.

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

The Company’s revenues are disaggregated as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Dispensary	$438,879	$376,582	$164,011
Cultivation and wholesale	72,580	83,180	15,347
Other	119	318	145
	$511,578	$460,080	$179,503

The Company recognizes revenue in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. Revenue is recorded net of discounts and unearned revenue from the Company’s loyalty programs. During the years ended December 31, 2022, 2021, and 2020, the Company netted discounts of $106,765, $61,171, and $19,507, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons. Variable consideration is estimated in the transaction price at contract inception based on current sales levels and historical experience using the expected value method, subject to constraint. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

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

The Company generates an immaterial amount of revenue from services such as management fee revenues and interest on overdue amounts on the Columbia Care’s National Credit card (“CNC Cards”). Management fee revenue is recognized over time as the recipient of management services derives value from the services provided. The interest on overdue amounts on the CNC Cards is recognized as interest income over time.

During the years ended December 31, 2022 and 2021, the Company earned a revenue of $4,520 and $4,524 from the CNC program. These revenues are included in the retail revenues mentioned above. As of December 31, 2022 and 2021, in connection with the revenues generated from the CNC card, the Company has accounts receivable of $1,437 and $1,173, net of an allowance of bad debts of $638 and $384. These receivables are included within the line item on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company incurred expenses of $504 and $454 in connection with the administration of the CNC program. These expenses are included within the selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Interest on overdue amounts on the CNC card is immaterial.

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

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs. The Company’s deferred income balances were $4,083 and $2,956 as of December 31, 2022 and 2021, respectively, and were recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

During the year ended December 31, 2022, the Company recognized $12,890 as net revenue from amounts recorded as deferred income in prior periods. During the years ended December 31, 2021, and 2020 the company recognized $6,591 and $0 respectively as net revenues from amounts recorded as deferred income in prior periods. The deferred income balance as of December 31, 2022 is expected to be recognized as revenue within the next twelve months.

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

Equity-based payment arrangements

The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense over the requisite service period, which generally represents the vesting period. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock, the Black-Scholes option valuation model or the Monte Carlo Simulation valuation model, whichever is most appropriate. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions such as expected term of the instrument, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

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

Accounting pronouncements not yet adopted

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This updated is effective upon issuance and generally can be applied through December 31, 2024. The Company is evaluating the impact of this update on its consolidated financial statements.

Reclassification

Certain reclassifications have been made to conform the prior years consolidated financial statements and notes to the current year presentation. These reclassifications do not impact the gross margin, loss from operations, loss before provision for income taxes and net loss and comprehensive loss presented on the consolidated statements of operations and comprehensive loss.

Critical accounting estimates and judgments

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Financial statement areas that require significant judgement are as follows:

(1) Use of the valuation approach described below may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

(2) Estimated useful lives, impairment considerations and amortization of property and equipment, intangible assets – amortization of property and equipment and intangible assets is dependent upon estimates of useful lives based on management’s judgment.

(3) Goodwill and indefinite-lived intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company assesses whether goodwill is impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses.

(4) The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

(5) Stock-based compensation – The fair value of stock-based compensation expenses is estimated using the Black-Scholes option pricing model and rely on a number of assumptions including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield, the expected term, and the estimated rate of forfeiture of options granted. Volatility is estimated by using the historical volatility of the Company.

(6) Convertible debentures – The fair value of Convertible Debentures where the Company had elected the fair value option are determined using the Black-Scholes option pricing model. Assumptions and estimates are made in determining an appropriate conversion price, volatility, dividend yield, and the fair value of common stock. There is judgement in assessing what portion of the gain or loss, if any, relates to the change in the instrument-specific credit risk.

3.
REVERSE TAKEOVER TRANSACTION AND PUBLIC FILING STATUS

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

The Company evaluated the warrants issued as a part of the purchase consideration under ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. These warrants do not have a redemption feature and are traded separately from our common shares on the NEO exchange. They can be converted into shares, on a one-for-one conversion ratio prior to their expiry on April 26, 2024, upon payment of a fixed exercise price of $10.35 (Canadian Dollars) per warrant by the warrant holder. The settlement amount is subject to change in case of certain situations like future stock split, consolidation, stock dividend etc. These variables that could affect the settlement amount would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. As the Company early adopted the provisions of ASU 2017-11 in 2018, the value of the down round provision associated with a future rights issue would be recognized only when it is activated and there is an actual reduction of the strike price or conversion feature. The Company determined that these warrants are freestanding financial instruments that qualify for the scope exemption for being accounted as derivatives. Further, the warrant agreement does not prohibit settlement in unregistered shares and it does not contain any cash-settled top-off or make-whole provisions or provisions for cash payment by the Company in case it fails to file with the SEC. The Company has an unlimited number of authorized shares and it is not required to post a collateral at any point with respect to the warrant agreement. The rights of the warrant holders do not rank higher than the rights of the shareholders. The Company therefore concluded that the warrants meet the criteria to be classified in stockholders’ equity and should be measured at fair value on the date of RTO. No changes would be required to the measurement amount or the classification unless an event that requires a reclassification of the warrants out of the equity occurs. The Company reassessed the contract classification as of December 31, 2022, 2021 and 2020, noting no changes to the classification and / or measurement. The Company formally became an SEC registrant with the filing of its 2021 Form 10-K.

4.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	December 31, 2022	December 31, 2021
Accessories and supplies	$1,506	$815
Work-in-process - cannabis in cures and final vault	92,963	52,519
Finished goods - dried cannabis, concentrate and edible products	33,436	41,233
Total inventory	$127,905	$94,567

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of local market conditions in Colorado, there was a $11,066, $0, and $0 write-down during the year ended December 31, 2022, 2021 and 2020 respectively.

5.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	December 31, 2022	December 31, 2021
2026 Notes	$185,000	$—
Term debt	38,215	69,965
2025 Convertible Notes	74,500	74,500
Mortgage Note	35,965	20,000
2023 Convertible Notes	5,600	5,600
Acquisition related real estate notes	7,000	7,000
Acquisition related promissory notes	3,000	4,875
Acquisition related term debt	3,214	3,314
	352,494	185,254
Unamortized debt discount	(12,483)	(19,301)
Unamortized deferred financing costs	(11,016)	(5,379)
Unamortized debt premium	25	327
Total debt, net	329,020	160,901
Less current portion, net*	(47,315)	(1,884)
Long-term portion	$281,705	$159,017

*
The current portion of the debt includes scheduled payments on the term debt, mortgage note, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, debt premium and unamortized deferred financing costs.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Term debt	38,215	—	—	—	—	—	38,215
Convertible Notes	5,600	—	74,500	—	—	—	80,100
2026 Notes	—	—	—	185,000	—	—	185,000
Mortgage Note	537	578	648	715	33,487	—	35,965
Acquisition related real estate notes (see note 6)	2,000	5,000		—	—	—	7,000
Acquisition related promissory notes (see note 6)	1,125	1,500	375	—	—	—	3,000
Acquisition related note payable (see note 6)	104	109	113	118	123	2,647	3,214
	47,581	7,187	75,636	185,833	33,610	2,647	352,494

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2022.

The following table presents information about the current and long-term debt obligations of the Company as of December 31, 2022:

	Balance, January 01	Borrowing	Acquisition related	Conversion/Exchanges	Repayments	Balance, December 31
Term debt	$69,965	—	—	(31,750)	—	$38,215
2025 Convertible Notes	$74,500	—	—	—	—	$74,500
Mortgage Note	$20,000	16,500	—	—	(535)	$35,965
2023 Convertible Notes	$5,600	—	—	—	—	$5,600
2026 Notes	$—	153,250	—	31,750	—	$185,000
Acquisition related real estate notes (see note 6)	$7,000	—	—	—	—	$7,000
Acquisition related promissory notes (see note 6)	$4,875	—	—	—	(1,875)	$3,000
Acquisition related note payable (see note 6)	$3,314	—	—	—	(100)	$3,214
	185,254	169,750	—	—	(2,510)	352,494

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2021:

	Balance, January 01	Borrowing	Acquisition related	Conversion	Repayments	Balance, December 31
Term debt	$69,965	$—	$—	$—	$—	$69,965
2025 Convertible Notes	—	74,500	—	—	—	74,500
Mortgage Note	—	20,000	—	—	—	20,000
2023 Convertible Notes	18,760	—	—	(13,160)	—	5,600
Acquisition related real estate notes (see note 6)	—	—	7,000	—	—	7,000
Acquisition related promissory notes (see note 6)	8,776	—	6,000	—	(9,901)	4,875
Acquisition related note payable (see note 6)	—	—	3,363	—	(49)	3,314
	$97,501	$94,500	$16,363	$(13,160)	$(9,950)	$185,254

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2021 and December 31, 2022.

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

The 2025 Convertible Notes require interest-only payments until June 29, 2025, at a rate of 6.0% per annum, payable semi-annually in June and December and commencing in December 2021. The 2025 Convertible Notes are due in full on June 29, 2025. The Company incurred financing costs of $3,190 in connection with the 2025 Convertible Notes. The principal amount of the 2025 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2025 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2025 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $15,099 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2025 Convertible Notes.

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

The Company determined that the Convertible Notes represent an obligation to issue a variable number of shares for a variable amount of liability, as the amount of the liability to be settled depends on the applicable foreign exchange rate at the date of settlement. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations. Upon initial recognition, the Company recorded a derivative liability of $5,364 within other long-term liabilities in the consolidated balance sheets and a corresponding debt discount, reflected as a reduction to the carrying value of the Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2023 Convertible Notes.

Conversion of Convertible notes

In April 2021, the Company offered an incentive program to the holders of the Convertible Notes, pursuant to which, the Company would issue to each noteholder that surrendered its Convertible Notes for conversion on or before May 28, 2021, 20 Common Shares of the Company on a private placement basis for each one-thousand US dollars aggregate principal amount of Convertible Notes surrendered for conversion. Pursuant to this incentive program, 4,550,139 shares were issued upon of conversion of $13,160 of Convertible Notes. These conversions resulted in recognition of a loss on conversion of $1,580, write down of derivative liability, debt discount and debt amortization of $12,127, $2,855 and $93, respectively and a corresponding credit to paid in capital of $23,919. Convertible note holders of $5,600 of the convertible debt issued in 2020 did not convert their debt into Common Shares and as of September 30, 2021, $5,600 of the convertible debt issued in 2020 was still outstanding.

Embedded derivative in 2025 Convertible Notes and 2023 Convertible Notes

The fair value of the embedded derivative was calculated on the date of issuance and at the end of each reporting period using a Monte Carlo simulation model with the following assumptions:

	December 31, 2022	December 31, 2021
Expected volatility	71.5%	63.8%
Expected dividends	0.0%	0.0%
Expected term (years) for 2025 Convertible Debt	2.5	3.5
Risk-free interest rate for 2025 Convertible Debt	3.9%	1.1%
Expected term (years) for 2023 Convertible Debt	1	2
Risk-free interest rate for 2023 Convertible Debt	4.6%	0.9%

During the year ended December 31, 2022 and 2021, the Company recognized a gain on remeasurement of the derivative of $6,560 and $13,286 respectively and an expense on remeasurement of the derivative of $11,745, which is recorded as other expense (income) in the consolidated statement of operations, respectively.

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,999 as of December 31, 2022. In connection with this Mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,641 as of December 31, 2022. In connection with this Mortgage, the Company incurred financing costs of $209.

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

The fair value of the warrants included in the private placement were calculated using a Black-Scholes model on the date of issuance with the following assumptions:

Expected volatility	80.00%
Expected term (years)	3.00
Expected dividends	0.00%
Risk-free interest rate	0.50%

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies.

Total interest and amortization expense on the Company’s debt obligations for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense on debt	$40,123	$19,370	$6,193
Amortization of debt discount	5,327	4,921	1,766
Amortization of debt premium	(164)	(280)	(47)
Amortization of debt issuance costs	3,425	1,502	468
Other interest (expense) income, net	(362)	(779)	(3,510)
Total interest expense, net	$48,349	$24,734	$4,870

The weighted average interest rate on the Company’s indebtedness was 8.97%.

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

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Green Leaf:

		Measurement
	As previously	period
	reported	adjustments	As adjusted
Consideration transferred
Cash consideration	$62,796	$—	$62,796
Less working capital adjustment	(2,011)	37	(1,974)
Closing shares	125,729	93	125,822
Milestone shares after closing (contingent consideration)	125,230	(27,816)	97,414
Total unadjusted purchase price	311,744	(27,686)	284,058
Less: Cash and cash equivalents acquired	(30,779)	—	(30,779)
Total purchase price, net of cash and cash equivalents acquired	$280,965	$(27,686)	$253,279

Equity purchase consideration comprised 44,848,416 Common Shares which were issued during the year ended December 31, 2021.

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash and cash equivalents acquired:

Measurement
As previously	period
reported	adjustments	As adjusted

Purchase price allocation
Assets acquired:
Accounts receivable	$4,660	$(295)	$4,365
Inventory	13,659	4,204	17,863
Prepaid expenses and other current assets	31,687	(509)	31,178
Property and equipment	52,070	166	52,236
Right of use assets	1,876	—	1,876
Goodwill	164,004	(62,269)	101,735
Intangible assets	142,858	81,477	224,335
Accounts payable	(4,080)	—	(4,080)
Accrued expenses and other current liabilities	(22,597)	(21)	(22,618)
Note payable	(2,344)	256	(2,088)
Lease liabilities	(1,876)	—	(1,876)
Other long-term liabilities	(62,161)	(3,533)	(65,694)
Deferred tax liabilities	(36,791)	(47,162)	(83,953)
Consideration transferred	$280,965	$(27,686)	$253,279

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

The contingent consideration, payable in Common Shares (the “Milestone Shares”) of the Company, was estimated considering certain metrics as of the June 11, 2021 acquisition date, subject to the terms and conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company in connection with the Green Leaf Transaction. The fair value of the contingent consideration was estimated using a probability weighted expected return method (“PWERM”). This fair value measurement was based on significant inputs that are not observable in the market, and represent a level 3 fair value measurement, including those relating to discount factors and probabilities of achievement of the related milestones. Discounts of 23.44% and 38.76% were applied to the August 15, 2022 and 2023 earn out cash flows, respectively, to derive an aggregate discounted probability-adjusted earn out. The Company then applied a discount for lack of marketability rate of 15% to arrive at the net fair value of contingent consideration. An estimated range of outcomes has been deemed indeterminable by the Company.

Based on the financial results for the year ended December 31, 2021, the Company remeasured the contingent consideration at fair value and recorded a net gain of $59,362 within other expense, net in the consolidated statements of operations and comprehensive loss.

At the end of the First Milestone period through June 30, 2022, the Company engaged a third-party expert and determined that no Milestone Shares were payable for the First Milestone. Based on the financial results for the year ended December 31, 2022, the Company determined that no remaining contingent consideration would be due and recorded a net gain of $37,362 within other expense, net in the consolidated statements of operations and comprehensive loss.

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

In conjunction with the Green Leaf Transaction, the Company expensed $830 of acquisition-related costs in 2021, which have been included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

$74,545 of revenue and $12,997 of net income of Green Leaf was included in the consolidated statement of operations for the year ended December 31, 2021.

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

(b)
Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”). Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The option was exercised on August 12, 2022 upon completion of the sale of the TGS Longmont location as required under the Merger Agreement, with the correspondent measurement period adjustments applied subsequently to the period of acquisition against goodwill from ther acquisition.

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

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Medicine Man:

Consideration transferred
Cash consideration	$7,240
Closing shares	23,955
Milestone shares after closing (contingent consideration)	3,664
Purchase option obligation	5,899
Total unadjusted purchase price	40,758
Working capital adjustment	127
Total adjusted purchase price	40,885
Less: Cash and cash equivalents acquired	(1,250)
Total purchase price, net of cash and cash equivalents acquired	$39,635

Equity purchase consideration comprised 5,840,229 Common Shares of which 4,857,184 were issued in November 2021.

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash and cash equivalents acquired:

Purchase price allocation	As previously reported	Measurement period adjustments	As adjusted
Assets acquired:
Inventory	$3,611		$3,611
Prepaid expenses and other current assets	397		397
Option deposit	5,899	(5,899)	—
Property and equipment	1,498		1,498
Right of use assets	818		818
Goodwill	9,908	5,899	15,807
Intangible assets	30,370		30,370
Accounts payable	(696		(696)
Accrued expenses and other current liabilities	(1,910		(1,910)
Lease liabilities	(1,438		(1,438)

Deferred tax liabilities	(8,822		(8,822)
Consideration transferred	$39,635	—	$39,635

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

$4,734 of revenue and $536 of net income of Medicine Man was included in the consolidated statement of operations for the year ended December 31, 2021.

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

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for the THCSD Transaction:

		Measurement
	As previously	period
	reported	adjustments	As adjusted
Consideration transferred
Cash consideration	$3,425	$—	$3,425
Closing promissory notes	5,718	—	5,718
Closing Shares	4,972	—	4,972
Total unadjusted purchase price	14,115	—	14,115
Less: Cash and cash equivalents acquired	(698)	—	(698)
Total purchase price, net of cash and cash equivalents acquired	$13,417	$—	$13,417

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash assumed:

Measurement
	As previously	period
	reported	adjustments	As adjusted
Purchase price allocation

Assets acquired:
Inventory	$597	$—	$597
Prepaid expenses and other current assets	91	—	91
Property and equipment	619	—	619
Right of use assets	635	—	635
Goodwill	4,303	349	4,652
Intangible assets	10,987	—	10,987
Other long term assets	—	466	466
Accounts payable	(133)	—	(133)
Accrued expenses and other current liabilities	(260)	—	(260)
Lease liabilities	(635)	—	(635)
Deferred tax liabilities	(2,787)	(349)	(3,136)
Other long term liability	—	(466)	(466)
Consideration transferred	$13,417	$—	$13,417

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

$11,814 of revenue and $976 of net income of THCSD was included in the consolidated statement of operations for the year ended December 31, 2021.

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

The aggregate purchase price for the Project Cannabis Transaction, of $39,029 (the “Transaction Price”) consisted of $35,273 in equity purchase consideration (“Closing Shares”), $3,400 of deferred stock payments (“Deferred Stock Consideration”), and a working capital adjustment of $584. Purchase consideration comprised 15,713,867 common shares, of which, 1,528,881 are subject to a lock-up period of eighteen months following the date of issuance, for the purpose of funding any potential indemnification obligations of the seller. In accordance with the terms of the purchase agreement, if Project Cannabis fails to achieve a certain level of performance after acquisition, the Company is entitled to a partial refund of the shares already issued. As of December 31, 2021, based on management estimates, the Company is entitled to receive a refund of 2,992,530 shares. The resultant contingent gain of $8,524 will be recognized as income in future periods when all contingencies relating to collectability, payment and timing have been resolved.

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

Since the closing date of the Project Cannabis Transaction, $32,848 of revenue and $2,745 of net loss of Project Cannabis were included in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021, respectively.

(e) Corsa Verde

On May 4, 2021, the Company acquired Corsa Verde, LLC (“Corsa Verde”). The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Corsa Verde:

		Measurement
	As previously	period
	reported	adjustments	As adjusted
Consideration transferred
Closing Shares	$1,500	$—	$1,500
Note receivable	2,769	—	2,769
Interest receivable	200	—	200
Deposits	125	—	125
Restricted cash	498	—	498
Total unadjusted purchase price	5,092	—	5,092
Less: Cash acquired	(27)	—	(27)
Total purchase price	$5,065	$—	$5,065

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

The preliminary purchase price allocation is as follows:

		Measurement
	As previously	period
	reported	adjustments	As adjusted
Purchase price allocation
Assets acquired:
Accounts receivable	$181	$—	$181
Inventory	304	—	304
Property and equipment	1,250	—	1,250
Intangible assets	4,812	(1,158)	3,654
Accounts payable	(319)	—	(319)
Accrued expenses and other current liabilities	(5)	—	(5)
Deferred tax liabilities	(1,158)	1,158	—
Consideration transferred	$5,065	$—	$5,065

Intangible assets consist of licenses which are determined to have a definite useful life of 10 years.

Revenues of $301 and a net loss of $835 of Corsa Verde were included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

7.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	December 31, 2022	December 31, 2021
Land and buildings	$128,389	$113,736
Furniture and fixtures	8,773	8,564
Equipment	38,467	36,052
Computers and software	3,537	2,914
Leasehold improvements	193,454	145,259
Construction in process	56,398	86,326
Total property and equipment, gross	429,018	392,851
Less: Accumulated depreciation	(71,025)	(53,159)
Total property and equipment, net	$357,993	$339,692

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total depreciation expense for year ended	$32,059	$22,325	$14,891
Included in:
Costs of sales related to inventory production	$18,565	$12,853	8,840
Selling, general and administrative expenses	$13,494	$9,472	6,051

A reconciliation of the beginning and ending balances of property and equipment are summarized in the tables below:

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2021	$113,736	$8,564	$36,052	$2,914	$145,259	$86,326	$392,851
Additions	14,909	657	3,436	622	22,338	18,914	60,876
Business acquisitions							—
Disposals	(36)	(286)	(650)	—	(86)	(757)	(1,815)
Transferred to assets held for sale	(220)	(2,170)	(5,708)	(273)	(14,256)	(267)	(22,894)
Other transfers	—	2,008	5,337	274	40,199	(47,818)	—
Balance, December 31, 2022	$128,389	$8,773	$38,467	$3,537	$193,454	$56,398	$429,018

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2021	$(988)	$(3,037)	$(12,435)	$(1,208)	$(35,491)	$—	$(53,159)
Depreciation	(2,708)	(1,833)	(7,140)	(693)	(19,685)	—	(32,059)
Disposals	—	80	271	—	339	—	690
Transferred to assets held for sale	39	1,249	3,975	181	8,059	—	13,503
Balance, December 31, 2022	$(3,657)	$(3,541)	$(15,329)	$(1,720)	$(46,778)	$—	$(71,025)

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2020	$3,757	$6,970	$22,955	$1,986	$98,380	$11,338	$145,386
Additions	62,122	839	8,449	603	32,864	80,032	184,909
Business acquisitions	47,857	194	3,586	233	11,161	1,360	64,391
Disposals	—	—	(695)	—	—	(100)	(795)
Transferred to assets held for sale	—	—	—	—	(1,040)	—	(1,040)
Other transfers	—	561	1,757	92	3,894	(6,304)	—
Balance, December 31, 2021	$113,736	$8,564	$36,052	$2,914	$145,259	$86,326	$392,851

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2020	$(202)	$(1,626)	$(7,194)	$(664)	$(21,300)	$—	$(30,986)
Depreciation	(786)	(1,411)	(5,393)	(544)	(14,191)	—	(22,325)
Disposals	—	—	152	—	—	—	152
Transferred to assets held for sale	—	—	—	—	—	—	—
Balance, December 31, 2021	$(988)	$(3,037)	$(12,435)	$(1,208)	$(35,491)	$—	$(53,159)

Asset Additions

During the year ended December 31, 2022, the Company exercised its option to acquire a 24-acre cultivation site in Vineland, New Jersey, referred to as Vineland 2, for approximately $9,750 and continued its capital expenditure into the facility.

During the year ended December 31, 2021, the Company began construction to expand the Saxton, Pennsylvania cultivation site and completed the majority of construction in the year ended December 31, 2022. During the year ended December 31, 2021, the Company also acquired two real estate properties in California and a cultivation site together with a greenhouse structure in New York as described below.

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

The New York greenhouse became fully operational during the year ended December 31, 2022.

Sale-Leasebacks

During the third quarter of 2020, the Company closed on a sale leaseback transaction in which two properties located in New Jersey sold for $12,385, which was approximately the cost of the properties. Included in the agreement, the Company was expected to complete tenant improvements related to these properties, for which the landlord agreed to provide a tenant improvement allowance. The right-of-use assets related to these properties were reduced by $360 which represents the unretained portion of the assets carrying amount. The remaining gain associated with this sale-leaseback was immaterial.
8.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	December 31, 2022	December 31, 2021
Prepaid expenses	$7,151	15,362
Short term deposits	1,814	6,960
Other current assets	12,286	5,822
Excise and sales tax receivable	691	1,108
Prepaid expenses and other current assets	$21,942	$29,252

Other current assets includes amounts due under an indemnification claim made to the former shareholders of Green Leaf. Refer also to Note 17.

9.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	December 31, 2022	December 31, 2021
Long term deposits	$8,090	$5,602
Indemnification receivable	2,774	4,111
Investment in affiliates	775	776
Restricted cash	1,335	335
Notes receivable	2,148	2,211
Other non-current assets	$15,122	$13,035

10.
PROMISSORY NOTES RECEIVABLES

During the year ended December 31, 2019, Focused Health LLC (“Focused Health”), a consolidated subsidiary of the Company, entered into a lease agreement with 9244 Balboa Blvd., LLC (“Balboa”) and simultaneously issued a secured promissory note (“Balboa Note”) with a principal amount of $2,420. The Balboa Note is secured by the land and building of the leased premises and bears interest at a rate of 4.5%. The Company’s principal and interest repayments are offset by the Company’s rent payment obligations under the lease agreement with Balboa. The Balboa Note matures in April 2029. The balance outstanding as of December 31, 2022 and 2021, is $2,211 and $2,272 respectively, of which $63 and $60, respectively, is recorded in prepaid expenses and other current assets, and $2,148 and $2,211, respectively, is recorded in notes receivable-long-term on the consolidated balance sheets.

11.
SHAREHOLDERS’ EQUITY

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

Issuance of equity in connection with business acquisitions mentioned in Note 6, exercise of warrants mentioned in Note 12, exercise of warrants mentioned in Note 12, share-based payment arrangements mentioned in Note 13, and non-controlling interest buyout mentioned in Note 24, constitute the activity in shareholders equity during the year ended December 31, 2022.

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

Rights

Holders of Shares are entitled to one vote on all matters submitted to a vote of the Company’s shareholders. Holders of Shares are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2022, and 2021, no cash dividends had been declared or paid.

12.
WARRANTS

Outstanding equity-classified warrants to purchase common shares consisted of the following:

	December 31, 2022		December 31, 2021
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	5.71	—	5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	1,723,250	3.10	1,723,250	3.10
May 14, 2023	1,818,788	2.95	1,998,788	2.95
May 14, 2023	—	4.53	—	4.53
May 14, 2023	1,897,000	5.84	1,897,000	5.84
	11,482,766	$7.22	11,662,766	$7.15

Warrant activity during the years ended December 31, 2022, and 2021 is summarized in the table below:

		Weighted average		Weighted average
	Number of	exercise price	Number of	exercise price
	Warrants	(Canadian Dollars)	Warrants	(U.S. Dollars)
Balance as of December 31, 2019	20,055,424	$7.34	$—	$—
Issued	6,356,438	3.93	—	—
Exercised	(4,019,023)	2.25	—	—
Expired	(9,244,920)	7.82	—	—
Balance as of December 31, 2020	13,147,919	6.91	—	—
Exercised	(1,485,153)	5.01	—	—
Balance as of December 31, 2021	11,662,766	7.15	—	—
Exercised	(180,000)	2.95	—	—
Balance as of December 31, 2022	11,482,766	7.22	—	—

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

Under the terms of the LTIP, the Company’s board of directors may grant Awards to the Chief Executive Officer and Executive Chairman of the Company and review and approve the grant of Awards recommended by the Chief Executive Officer to other eligible participants. Participation in the LTIP is voluntary and if an eligible participant agrees to participate, the grant of Awards will be evidenced by a grant agreement with each such participant. The interest of any participant in any Award is not assignable or transferable, whether voluntary, involuntary, by operation of law or otherwise, other than by will or the laws of descent and distribution. The plan has a stated term of ten years and provides that the exercise of stock options granted will not be less than the market price of the Company’s common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to a committee of the Company’s Board of Directors. Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

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

A summary of RSU activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	11,995,751	$3.64
Granted	3,564,365	6.88
Vested	(3,473,235)	5.27
Forfeited	(1,310,433)	5.48
Unvested, December 31, 2021	10,776,448	3.96
Granted	10,242,081	2.79
Vested	(3,746,281)	6.75
Forfeited	(887,780)	1.84
Unvested, December 31, 2022	16,384,468	$2.71

The following table presents information about the Company’s RSUs for the period presented:

	Year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Share-based compensation	$18,856	$14,500	$16,279

The following table presents information about the Company’s RSUs as of the date presented:

	December 31, 2022	December 31, 2021
Unrecognized compensation costs	$22,118	$16,800
Weighted average period over which compensation cost will be recognized (in years)	2.7	2.7
Maximum term relating to outstanding RSUs (in years)	3.2	3.9
Obligation to issue shares for RSUs vested during the year (in shares)	—	1,402

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

During the years ended December 31, 2022, 2021 and 2020, the Company granted PSUs that will vest on the achievement of internal performance targets. The Company monitors the probability of achieving the performance targets on a quarterly basis and adjusts periodic compensation expense accordingly.

A summary of PSU and TSR activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2019	5,259,408	$5.66
Granted	2,980,751	2.43
Forfeited	(188,341)	7.44
Unvested, December 31, 2020	8,051,818	4.42
Granted	655,093	7.81
Vested	(114,957)	2.07
Forfeited	(765,662)	5.78
Unvested, December 31, 2021	7,826,292	$4.61
Granted	2,209,892	2.97
Vested	(518,029)	2.32
Forfeited	(2,209,892)	2.97
Unvested, December 31, 2022	7,308,263	4.77

The following table presents information about the Company’s PSUs and TSR activity:

	Year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Share-based compensation	$8,812	$9,237	$8,944

The following table presents information about the Company’s PSUs and TSR as of the date presented:

	December 31, 2022	December 31, 2021
Unrecognized compensation costs	$5,190	$12,480
Weighted average period over which compensation cost will be recognized (in years)	1.5	1.9
Maximum term relating to outstanding PSUs and TSRs (in years)	2.2	2.3

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

Stock option awards under the LTIP are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

All option awards have a ten-year contractual term and vest over four years.

A summary of option activity for the years ended December 31, 2022,2021 and 2020 is presented below:

	Stock Options	Weighted-Average Exercise Price (Canadian Dollars)	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2020	55,384	10.90	2.3
Forfeited	(27,692)	10.90
Outstanding, December 31, 2021	27,692	10.90	1.3
Forfeited	(27,692)	10.90	—
Outstanding, December 31, 2022	—	—	—
Exercisable as of December 31, 2022	—	—	—

During the years ended December 31, 2022, and 2021, the Company recorded income of $0 and $64, respectively, related to equity-based compensation expense on the stock options.

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

The number of units outstanding under the CAP Plan were as follows:

Weighted-Average
	Units	Threshold Amount
Unvested, December 31, 2020	—	—
Unvested, December 31, 2021	—	$—
Unvested, December 31, 2022	—	$—

A summary of RSA activity for the years ended December 31,2022, 2021 and 2020 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	727,478	$7.19
Forfeited	(65,464)	12.12
Converted to common shares	(486,588)	6.46
Unvested, December 31, 2021	175,426	$7.38
Forfeited	(13,506)	8.33
Converted to common shares	(161,920)	$ 7.74
Unvested, December 31, 2022	—	—

The following table presents information about the Company’s CAP and RSA activity as of the date presented:

	Year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Share-based compensation	$262	$1,345	$4,484

The following table presents information about the Company’s CAP and RSA as of the date presented:

	December 31, 2022	December 31, 2021
Unrecognized compensation costs	-	$262
Weighted average period over which compensation cost will be recognized (in years)	-	0.5
Maximum term relating to outstanding CAP and RSAs (in years)	-	0.8

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

Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests.

The number of units outstanding under the IIP Plan are summarized in the table below:

	Units	Weighted-Average Liquidation Value
Unvested, December 31, 2019	629,277	$51.29
Units forfeited	(23,612)	61.98
Units converted to RSUs	(605,665)	50.87
Unvested, December 31, 2020	—	—
Unvested, December 31, 2021	—	—
Unvested, December 31, 2022	—	—

Deferred compensation expense related to the Company’s IIP units was $0, $0, and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

14.
INCOME TAXES

The components of tax expense (benefit) were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Current tax expense
Federal	$48,273	$20,519	$3,979
State	9,797	5,732	822
Total current tax expense	58,070	26,251	4,801
Deferred tax expense (benefit)
Foreign	(4,326)	(1,936)	(2,289)
Federal	(40,781)	(15,008)	(8,897)
State	(28,502)	(10,998)	(1,400)
Total deferred tax expense (benefit)	(73,609)	(27,942)	(12,586)
Change in Valuation Allowance - US		(106)	(10,701)
Change in Valuation Allowance - Foreign	4,326	1,936	2,289
Provision for income taxes	$(11,213)	$139	$(16,197)

The Company accounts for income taxes in accordance with ASC 740 – Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values and the tax bases for the respective items.

Columbia Care Inc is organized in Canada but operates inside the United States. Due to the Company’s structure, the Company is subject to income tax both in the United States and Canada. The Company maintains full valuation allowances on its net operating losses at each of the foreign jurisdictions it operates in, resulting in a 0% effective tax rate for the foreign jurisdictions. The Company’s domestic effective tax rate for the years ended December 31, 2022, 2021 and 2020 were 2.6%, (0.1%), and 11.9% respectively.

The reconciliation of the Company’s income tax expense (benefit) on income (loss) before taxes at the U.S. federal statutory rate compared to the Company’s effective tax rate was as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
Loss before provision for income taxes	$(432,694)		$(146,714)		$(135,846)
Tax using the company's domestic tax rate	(90,866)	21.0%	(30,810)	21.0%	(28,540)	21.0%
Tax effect of:

State taxes, net of federal benefits	(20,744)	4.8%	(5,276)	3.6%	(273)	0.2%
280E	42,443	(9.8)%	24,293	(16.6)%	11,410	(8.4)%
Non-deductible partnership income	2,799	(0.6)%	1,141	(0.8)%	2,601	(1.9)%
Other Permanent Tax Differences	(3,956)	0.9%	(12,962)	8.8%	7,936	(5.8)%
Share-based compensation	8,710	(2.0)%	6,727	(4.6)%	2,125	(1.6)%
Change in tax status	—	—	(670)	0.5%	291	(0.2)%
Other items	741	(0.2)%	1,301	(0.9)%	(699)	0.5%
FIN 48	—	—	—	—	—	—
Provision to Return Adjustment	13,825	(3.2)%	1,207	(0.8)%	(336)	0.2%
Goodwill impairment	35,835	(8.3)%	15,189	(10.4)%	—	—
Other	—	—	—	—	(10,712)	7.9%
	$(11,213)	2.6%	$139	(0.1)%	$(16,197)	11.9%

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

The tax effects of the temporary differences giving rise to deferred tax assets and deferred tax liabilities as of December 31,2022, 2021, and 2020 are summarized in the table below:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Deferred Tax Assets
Net Operating Loss Carryforwards	$14,066	$9,783	$3,244
Derivative liability	125	3,426	—
Inventory	1,275	788	—
Stock Based Compensation	3,288	7,815	12,695
Capitalized Expenses	20,769	3,742	2,381
Reserves	2,741	22,897	3,217
Right of Use Assets	37,652	41,999	25,995
Sale Leaseback	1,552	1,630	1,448
Other Assets	1,626	1,142	2,137
Gross Deferred Tax Assets	83,094	93,222	51,117
Valuation Allowance	(9,202)	(4,876)	(3,046)
Total Deferred Tax Assets, net	73,892	88,346	48,071

Deferred Tax Liabilities
Property, Plant and Equipment	(2,427)	(2,399)	(1,664)
Intangibles	(32,661)	(115,621)	(21,742)
Accruals	(91)	(1,126)	—
Debt discount	(5,712)	(7,784)	—
Right of Use Liabilities	(35,904)	(40,893)	(25,644)
Other Liabilities	—	—	(1,368)
Gross Deferred Tax Liabilities	$(76,795)	$(167,823)	$(50,418)
Net Deferred Tax Liabilities	$2,903	$79,477	$2,347
Net Deferred Tax Assets		—	—

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management assesses both positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The valuation allowance as of December 31, 2022, 2021, and 2020 are $9,202, $4,876, and $3,046 respectively. The total change in the 2022 and 2021 valuation allowance, which was an increase of $4,326 and $1,830 respectively, is related to foreign activity and other activities.

During the year ended December 31, 2022 the company recorded a deferred tax asset pertaining to a deemed asset acquisition. The future tax benefit related to this acquisition is expected to be subject to 280E.

As of December 31, 2022, the Company has $1,453 of gross federal net operating loss carryforwards which will not expire. The Company has $33,599 of gross state net operating loss carryforwards which begin to expire in 2036. The company has $40,680 of gross foreign net operating loss carryforwards which begin to expire in 2027.

Under Internal Revenue Code Section 382, utilization of net operating losses may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations could adversely affect the company and result in the expiration of net operating losses prior to utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$—
Increases (Decreases) for current year	2,095
Increases (Decreases) for prior years	3,126
Settlements	—
Reductions for Expiration of Statute of Limitations	—
Balance as of December 31, 2020	5,221
Increases (Decreases) for current year	—
Increases (Decreases) for prior years	183
Settlements	—
Reductions for Expiration of Statute of Limitations	(1,293)
Balance as of December 31, 2021	$4,111
Increases (Decreases) for current year	—
Increases (Decreases) for prior years	—
Settlements	—
Reductions for Expiration of Statute of Limitations	(1,337)
Balance as of December 31, 2022	$2,774

As of December 31, 2022 and 2021, the company had $2,774 and $4,111 respectively of gross unrecognized tax benefits, $0 and $0 respectively of which would impact the effective income tax rate if recognized. As of December 31, 2022, 2021, and 2020 the Company recognized interest and penalties related to uncertain tax positions of $554, $800, and $903 respectively. The unrecognized tax benefits recorded by the company relate to historical tax positions taken by businesses previously acquired by the Company. The Company is subject to indemnification of any assessments related to these specific positions and has established a receivable for the same amount of the reserve. The US federal statute of limitations remains open for the tax year 2019 through the present. The state return statute of limitations generally remains open for the tax year 2019 through the present.

15.
EARNINGS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(421,481)	$(146,853)	$(119,649)
Less: Net loss attributable to non-controlling interests	(5,476)	(3,756)	(23,862)
Net loss attributable to shareholders	$(416,005)	$(143,097)	$(95,787)

Denominator:
Weighted average shares outstanding - basic and diluted	392,571,102	338,754,694	232,576,117
Loss per share - basic and diluted	$(1.06)	$(0.42)	$(0.41)

Certain share based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

Year Ended

	December 31, 2022	December 31, 2021	December 31, 2020
Warrants	—	1,115,902	13,147,919
Options	—	—	55,384
Convertible Debt	13,362,177	17,780,750	6,670,449
Share based payment	—	10,103,325	20,047,569
	13,362,177	28,999,977	39,921,321

16.
LEASING ACTIVITIES

The Company leases its facilities under operating leases that provide for the payment of real estate taxes and other operating costs in addition to normal rent. The Company’s real estate leases typically have terms of 1 to 15 years. Certain leases include extension options exercisable from one to five years before the end of the cancellable lease term. The Company typically leases equipment and vehicles with standard lease terms of 3 to 5 years. Expenses recognized relating to short-term leases and leases of low value during the years ended December 31, 2022 and 2021 were immaterial.

The following summarizes the weighted average remaining lease term and discount rate as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	15.4 years	15.0 years
Finance leases	9.5 years	13.5 years

Weighted Average Discount Rate
Operating leases	7.01%	7.02%
Finance leases	7.74%	7.67%

The maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating	Finance
Year Ending December 31:
2023	$19,182	$10,757
2024	21,338	10,877
2025	19,858	8,673
2026	19,645	6,390
2027	18,990	6,529
Thereafter	214,014	37,587
Total lease payments	313,027	80,813
Less: interest	(131,953)	(23,675)
Present value of lease liabilities	$181,074	$57,138

The following summarizes the line items in the income statements which include the components of lease expense for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating lease expense	$27,598	$24,087
Included in	—
Cost of sales	16,537	21,962
Selling, general and administrative expenses	11,061	2,125
Finance lease costs:	$13,746	$9,928
Amortization of lease assets included in cost of sales	6,753	3,836
Amortization of lease assets included in selling, general and administrative costs	1,445	812
Interest on lease liabilities included in interest (expense) income, net	5,548	5,280
Total lease costs	$41,344	$34,015

The following summarizes cash flow information related to leases for the year ended December 31, 2022 and 2021:

December 31, 2022	December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,614	$21,355
Operating cash flows from finance leases	$5,545	$5,273
Financing cash flows from finance leases	$5,815	$9,664
Lease assets obtained in exchange for lease obligations:
Operating leases	$30,040	$47,931
Finance leases	$(11,589)	$19,024
Lease assets obtained in business acquisitions
Operating leases	$973	$1,453
Finance leases	$—	1,876

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

Expense recognized by the Company for matching contributions made to the 401(k) Plan was $1,118 and $550 for the years ended December 31, 2022, December 31, 2021, respectively.

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

The Green Leaf Transaction closed on June 11, 2021. By letters dated April 22, 2022, June 1, 2022 and March 14, 2023, the Company notified the shareholder representative (“SRS”) for the former Green Leaf shareholders, including a director of the Company, that the Company was seeking indemnification of approximately $11 million for certain preclosing taxes paid by the Company on behalf of the former Green Leaf shareholders. By letter dated July 14, 2022, SRS notified the Company that the former Green Leaf shareholders were making an indemnification claim to the Company for $17.6 million related to alleged damages arising out of certain alleged undisclosed and under-disclosed litigation matters. By letter dated October 6, 2022, SRS sent an updated demand letter seeking in excess of $75 million from the Company. In addition to the claims raised in SRS’s July 14, 2022 letter, SRS demanded payment of at least $58 million for Green Leaf's purported achievement of a milestone payout contemplated in the Green Leaf Transaction for the time period July 1, 2021 to June 30, 2022. The Company, based on a third-party assessment, determined that the milestone was not achieved. The parties engaged in preliminary negotiations, including a non-binding mediation, about the possibility of entering into a global resolution of outstanding disputes. On March 2, 2023, SRS filed a complaint in the Circuit Court for Baltimore City, Maryland against the Company, a Company subsidiary, the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, seeking in excess of $72 million in damages, in addition to punitive damages, based on asserted legal claims of breach of contract, fraud and intentional misrepresentation, negligent misrepresentation, tortious interference with a contract, breach of a fiduciary duty, aiding and abetting a breach of a fiduciary duty and civil conspiracy. The Company (and the other named parties) will assert defenses with respect to the claims in the complaint. However, there can be no assurance that such defenses will be successful and, if they are not successful, that the direct or indirect losses will not be material. Separately, the Company intends to continue to pursue legal recourse against the former Green Leaf shareholders with respect to the approximately $11 million owed to the Company for certain preclosing tax payments.

Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. In the opinion of management, and based on management’s consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, no provision has been made in these consolidated financial statements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

18.
FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2022
Derivative liability	$—	$—	$(235)	$(235)
Contingent consideration	—	—	—	—
	$—	$—	$(235)	$(235)

December 31, 2021
Derivative liability	$—	$—	$(6,795)	$(6,795)
Contingent consideration	—	—	(40,941)	(40,941)
	$—	$—	$(47,736)	$(47,736)

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

The carrying amounts of cash, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, current portion of long-term debt and lease liability as of December 31, 2022 and 2021 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2022 and 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, accounts receivable included within prepaid expenses and other assets, and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

19.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2021	$184,018	$285,854	$59,694	$52,500	$582,066
Business acquisitions	$5,899	$—	$—	$—	$5,899
PPA Adjustments	$—	$(7,331)	$—	$—	$(7,331)
Impairment	$(170,643)	$(120,165)	$(13,758)	$(35,556)	$(340,122)
Disposals	$—	$(1,447)	$—	$—	$(1,447)
Balance of December 31, 2022	$19,274	$156,911	$45,936	$16,944	$239,065

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2021	$—	$(19,271)	$(7,037)	$(3,953)	$(30,261)
Amortization	$—	$(27,300)	$(8,564)	$(8,666)	$(44,530)
Disposals	$—	$265	$—	$—	$265
Balance of December 31, 2022	$—	$(46,306)	$(15,601)	$(12,619)	$(74,526)

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2020	$137,759	$68,193	$33,043	$3,286	$242,281
Business acquisitions	118,587	217,661	26,651	49,214	412,113
Impairment	(72,328)	—	—	—	(72,328)
Balance of December 31, 2021	$184,018	$285,854	$59,694	$52,500	$582,066

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2020	$—	$(3,096)	$(1,028)	$(56)	$(4,180)
Amortization	—	(16,175)	(6,009)	(3,897)	(26,081)
Balance of December 31, 2021	$—	$(19,271)	$(7,037)	$(3,953)	$(30,261)

The carrying value of goodwill in each reporting unit is indicative of the expected growth and development of the business. In the fourth quarter of fiscal 2022, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. The decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Company’s Green Leaf Medical and Colorado businesses, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.

The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis as at October 1, 2022:

		Goodwill impairment testing
	gLeaf	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5	5
Discount rate	17.2%	13.75%	13.5%
Terminal value multiple / rate	2%	3.0%	3.0%

The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management tested the Colorado, California, and gLeaf (mostly Pennsylvania) asset groups for the definite lived assets impairment. The Company determined that the California reporting unit was not impaired and supported this assumption through use of revenue market multiples. In addition, the Company uses its market capitalization and comparative market multiples to corroborate discounted cash flow results. The significant assumptions applied in the determination of the recoverable amount are described below:

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

iii. Corporate overhead allocation and the eventual reappeal of Schedule 208E.

iv. Post-tax discount rate: The post-tax discount rate is reflective of the reporting unit’s Weighted Average Cost of Capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta adjustment to the equity risk premium based on a direct comparison approach, an unsystematic risk premium, and after-tax cost of debt based on corporate bond yields; and

v. Tax rate: The tax rates used in determining the future cash flows were those substantively enacted at the respective valuation date.

There was no impairment in the Company’s California Reporting Unit and $340,121 recorded as impairment of its goodwill and intangible assets of its Green Leaf (primarily Pennsylvania) and Colorado Reporting Units.

The Company separately performed sensitivity analyses to evaluate the changes in the fair value of goodwill and intangibles that would result from changes in certain assumptions, including cash flows and discount rate.

•
The Company performed the aforementioned sensitivity analyses as follows:
o
If revenues for all years were to decrease 10%
o
If EBITDA is reduced by 5% each year
o
If the discount rate changes +2 and +5%
•
In addition, the Company ran a sensitivity on the terminal value multiple as well:
o
If the terminal value multiple is reduced -2 and -5%

These changes would result in material adjustments to the goodwill and intangible amounts for Colorado and Green Leaf in these scenarios.

Impairment – 2021

In the fourth quarter of fiscal 2021, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. This resulted in a downward adjustment of the future financial forecasts for the Company’s Colorado, California and Pennsylvania businesses, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.

The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management tested the Colorado, California, and Pennsylvania asset groups for the definite lived assets impairment. Where applicable, the Company uses its market capitalization and comparative market multiples to corroborate discounted cash flow results.

The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis as at October 1, 2021:

	Goodwill impairment testing
	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5
Discount rate	15.5%	18.0%
Terminal value multiple / rate	3.0%	3.0%

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the intangible assets:

Selling, general and administrative expenses included the following:

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Goodwill impairment	$170,643	$72,328	$—
Amortization expenses	44,530	26,081	3,640

Future estimated amortization expense:	Amount
2023	$19,212
2024	19,212
2025	19,082
2026	17,385
2027	16,635
2028 and thereafter	53,739
Total	$145,265

The Company will continue to monitor the impact of the goodwill associated with this reporting unit, and should it suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

20.
NET ASSETS HELD FOR SALE

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company committed to a plan to sell parts of its operations in Florida, Illinois, Massachusetts, Ohio and New York. The divestiture of the Assets is required for Cresco to close its previously announced acquisition of Columbia Care. On November 4, 2022 the Company and Cresco jointly announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets to an entity owned and controlled by Sean “Diddy” Combs (the "Combs Transaction"). Accordingly, certain of the Company's long-lived assets and liabilities held in these three markets were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2022. During the year ended December 31, 2022, the Company reassessed the fair value of these net assets held for sale and deemed that no adjustment was necessary.

An assessment was separately made by the Company on the treatment of short-lived assets and liabilities in these three markets. On the basis the current assets and liabilities associated with the Combs Transaction are likely to turn over prior to consummation and that the final purchase price is dependent on net working capital balances as at the date of closing of the transaction, and as such undeterminable as at year end, it was determined these should not be reclassified to assets and liabilities held for sale.

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

These planned disposals did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	December 31, 2022	December 31, 2021
Property, plant and equipment	$9,392	$1,040
Right-of-use assets	19,001	1,080
Prepaid expenses and other current assets	696	—
Assets held for sale	$29,089	$2,120
Lease liabilities	$(20,179)	$(1,122)
Liabilities held for sale	$(20,179)	$(1,122)

The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

21.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	December 31, 2022	December 31, 2021
Accrued acquisition and settlement of pre-existing relationships	$100	$86,596
Taxes - property and other	9,306	14,062
Other accrued expenses	29,021	6,035
Payroll liabilities	14,516	12,799
Other current liabilities	10,011	4,673
Construction in progress	1,620	2,789
Accrued expenses and other current liabilities	$64,574	$126,954

22.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Details of the Company’s selling, general and administrative expenses are summarized in the table below:

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Salaries and benefits	$125,702	$107,081	$73,762
Professional fees	19,208	21,440	17,887
Depreciation and amortization	59,470	36,321	6,053
Operating facilities costs	42,631	31,562	19,332
Operating office and general expenses	9,879	14,691	10,157
Advertising and promotion	14,173	16,255	6,083
Other fees and expenses	6,267	4,702	9,081
Total selling, general and administrative expenses	$277,330	$232,052	$142,355

23.
OTHER (EXPENSE) INCOME, NET

Details of the Company’s other (expense) income, net is summarized in the table below:

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Change in fair value of the derivative liability	$(6,560)	(13,286)	11,745
Acquisition and settlement of pre-existing relationships	—	75,655	14,195
(Gain) loss on remeasurement of contingent consideration	(37,362)	(59,362)	21,757
Impairment of disposal group	—	2,000	1,969
Earnout adjustment	349	—	—
Loss on Restructuring	3,089	—	—
Loss on conversion of Convertible Notes	—	1,580	—
Other (income) expense, net	6,605	(252)	(368)
Rental income	(3,564)	—	—
Total other expense, net	$(37,443)	$6,335	$49,298

24.
NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total
Summarized balance sheet	December 31, 2022
Current assets	$1,490	$2,731	$3,669	$159	$596	$6,129	$271	$14,108	$494	$9,150	$1,299	$797	$10,526	$51,419
Current liabilities	(1,977)	(50)	(1,136)	(106)	(445)	(5,503)	(358)	(3,946)	(1,174)	(742)	(311)	(418)	(6,194)	(22,360)
Current net assets (liabilities)	(487)	2,681	2,533	53	151	626	(87)	10,162	(680)	8,408	988	379	4,332	29,059

Non-current assets	1,075	896	10,162	-	422	32,895	5,118	58,486	427	26,097	5,352	799	1,668	143,397
Non-current liabilities	(18,956)	(1,662)	(12,633)	(11,034)	(3,542)	(31,458)	(4,631)	(69,409)	(1,236)	(39,142)	(11,275)	(1,611)	(2,863)	(209,452)
Non-current net assets (liabilities)	(17,881)	(766)	(2,471)	(11,034)	(3,120)	1,437	487	(10,923)	(809)	(13,045)	(5,923)	(812)	(1,195)	(66,055)
Accumulated NCI	$—	$291	$—	$—	$(117)	$165	$—	$25	$(876)	$—	$(4,934)	$(16)	$(919)	$(6,381)

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Leafy Greens Medical Inc.	Total
Summarized balance sheet	December 31, 2021
Current assets	$2,224	$2,731	$4,140	$169	$875	$4,029	$544	$8,149	$768	$2,937	$328	$922	$4,116	$31,932
Current liabilities	(1,643)	(50)	(1,938)	(66)	(300)	(3,679)	(644)	(7,022)	(799)	(1,285)	(323)	(382)	(2,301)	(20,432)
Current net assets (liabilities)	581	2,681	2,202	103	575	350	(100)	1,127	(31)	1,652	5	540	1,815	11,500

Non-current assets	1,638	796	11,918	—	850	27,279	5,323	50,788	603	27,000	5,785	1,105	1,837	134,922
Non-current liabilities	(18,740)	(1,658)	(14,674)	(9,951)	(3,431)	(29,889)	(3,166)	(56,989)	(408)	(32,107)	(7,148)	(1,821)	(779)	(180,761)
Non-current net assets (liabilities)	(17,102)	(862)	(2,756)	(9,951)	(2,581)	(2,610)	2,157	(6,201)	195	(5,107)	(1,363)	(716)	1,058	(45,839)
Accumulated NCI	$(19,114)	$283	$—	$—	$(80)	$(105)	$—	$(277)	$(50)	$1	$(1,360)	$5	$129	$(20,568)

The net change in the non-controlling interests is summarized in the table below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Green Leaf Medical Inc.	Other	Total
Balance, December 31, 2019	$(2,659)	$563	$(221)	$(1,507)	$(27)	$1,479	$(32)	$—	$—	$—	$(99)	$—	$—	$—	$—	$(2,503)
Net income (loss) attributable to NCI	(15,029)	(290)	221	(2,099)	(29)	(2,240)	(102)	(37)	(177)	(2)	(121)	(3,880)	(77)	—	—	(23,862)
Other adjustments	—	—	—	—	—	761	—	5,509	—	—	220	—	—	—	—	6,490
Balance, December 31, 2020	$(17,688)	$273	$—	$(3,606)	$(56)	$—	$(134)	$5,472	$(177)	$(2)	$—	$(3,880)	$(77)	$—	$—	$(19,875)
Net income (loss) attributable to NCI	(1,426)	10	—	(1,416)	(24)	—	29	(21)	(100)	(48)	—	389	(1,283)	129	5	(3,756)
Other adjustments	—	—	—	5,022	—	—	—	(5,451)	—	—	—	3,492	—	—	—	$3,063
Balance, December 31, 2021	$(19,114)	$283	$—	$—	$(80)	$—	$(105)	$—	$(277)	$(50)	$—	$1	$(1,360)	$129	$5	$(20,568)
Net income (loss) attributable to NCI	(550)	8	0	-	(37)	0	270	0	302	(826)			-3,574	-1,048	(21)	(5,476)
Other adjustments	19,664											(1)				19,663
Balance, December 31, 2022	$—	$291	$—	$—	$(117)	$—	$165	$—	$25	$(876)	$—	$—	$(4,934)	$(919)	$(16)	$(6,381)

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

During the year ended December 31, 2022, VentureForth Holdings, LLC, a consolidated subsidiary which previously had a management services agreement with the company, was acquired by merger. The Company issued 18,755,082 common shares and issued approximately $26,000,000 to buyout the non-controlling interest in VentureForth LLC.

25.
VALUATION AND QUALIFYING ACCOUNTS

			Acquired
	Balance at	Charged	through			Balance at
	Beginning of	to	business	Deductions	Other	end of
	Year	income	combinations	from reserve	adjustments	Year
Allowance for doubtful accounts, including credit card reserves
Year ended December 31, 2022	$2,542	$1,424	$—	$(824)	$—	$3,142
Year Ended December 31, 2021	$2,053	$746	$—	$(257)	$—	$2,542

26.
SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after December 31, 2022 through the filing of these audited annual financial statements. Certain subsequent events noted in these audited annual financial statements include the following:

1.
Implementation of efficiency initiatives to close four unprofitable dispensaries, consolidate cultivation operations and decrease corporate overhead by approximately 25%, as announced on January 19, 2023;
2.
Mutually agreed extension of the Outside Date to complete the proposed acquisition by Cresco Labs to June 30, 2023, as announced on February 27, 2023;
3.
Signing of a Definitive Agreement, dated March 13, 2023, to sell the Company’s Missouri assets which are considered non-core. These assets comprise one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million;
4.
Transition of Michael Abbott, Co-Founder of Columbia Care, from Executive Chairman to Chairman of the Board of Directors, as announced on March 16, 2023; and
5.
Extension of the Term date of the Company’s 13% Notes, to now May 14, 2024, as permitted under the terms of the Notes and as announced on March 28, 2023.

With the exception of these events, no events have occurred that would require adjustment to the disclosures in these audited annual consolidated financial statements.