Form 10-Q
period 2023-03-31
Columbia Care Inc.
filed 2023-05-15
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 11, 2023, there were 406,779,180 shares of common stock, no par value per share (the “Common Shares”), outstanding.

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
•
the receipt of any necessary regulatory approvals in connection with the Cresco Transaction (as defined herein);
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.

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

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$40,159	$48,154
Accounts receivable, net of allowances of $2,642 and, $2,504, respectively	12,250	10,087
Inventory	132,624	127,905
Prepaid expenses and other current assets	24,339	21,942
Assets held for sale	29,107	29,089
Total current assets	238,479	237,177

Property and equipment, net	348,581	357,993
Right of use assets - operating leases, net	168,370	174,472
Right of use assets - finance leases, net	42,381	45,423
Goodwill	19,274	19,274
Intangible assets, net	140,461	145,265
Other non-current assets	15,475	15,122
Total assets	$973,021	$994,726

Liabilities and Equity
Current liabilities:
Accounts payable	$29,917	$23,775
Accrued expenses and other current liabilities	58,130	64,574
Income tax payable	42,628	33,961
Current portion of lease liability - operating leases	7,342	6,762
Current portion of lease liability - finance leases	6,572	6,552
Current portion of long-term debt, net	7,595	47,315
Liabilities held for sale	20,179	20,179
Total current liabilities	$172,363	$203,118

Long-term debt, net	323,147	281,705
Deferred taxes	3,774	2,903
Long-term lease liability - operating leases	168,309	174,312
Long-term lease liability - finance leases	48,603	50,586
Derivative liability	265	235
Other long-term liabilities	75,235	74,964
Total liabilities	791,696	787,823

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of March 31, 2023 and December 31, 2022, respectively, 393,409,586 and 391,238,484 shares issued and outstanding as of March 31, 2022 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of March 31, 2023 and December 31, 2022, respectively, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of March 31, 2023 and December 31, 2022, respectively; 9,955,661 and 10,009,819 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	1,123,898	1,117,287
Accumulated deficit	(941,343)	(904,003)
Equity attributable to Columbia Care Inc.	182,555	213,284
Non-controlling interest	(1,230)	(6,381)
Total equity	181,325	206,903
Total liabilities and equity	$973,021	$994,726

The accompanying notes are an integral part of these Condensed Consolidated Interim Balance Sheets.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended
	March 31, 2023	March 31, 2022
Revenues, net of discounts	$124,535	$123,087
Cost of sales related to inventory production	(77,454)	(66,460)
Gross Margin	47,081	56,627
Selling, general and administrative expenses	$(55,350)	(71,292)
Total operating costs	(55,350)	(71,292)
Loss from operations	(8,269)	(14,665)
Other expense:
Interest expense on leases	(1,098)	(1,426)
Interest expense	(12,573)	(11,244)
Other (expense) income, net	(3,943)	61
Total other expense	(17,614)	(12,609)

Loss before provision for income taxes	(25,883)	(27,274)
Income tax expense	(10,689)	(632)
Net loss and comprehensive loss	(36,572)	(27,906)
Net (income) loss attributable to non-controlling interests	768	(1,270)
Net loss attributable to shareholders	$(37,340)	$(26,636)

Weighted-average number of shares used in earnings per share - basic and diluted	401,438,546	376,397,260
Loss attributable to shares (basic and diluted)	$(0.09)	(0.07)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Units	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total Columbia Care Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	—	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation(1)	—	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	—	180,000	—	425	—	425	—	425
Net loss	—	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance as of March 31, 2022	—	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700

	Units	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total Columbia Care Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022		391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	—	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	—	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	—	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	181,325

(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Statements of Changes in Equity.

COLUMBIA CARE INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(36,572)	$(27,906)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	15,063	21,210
Equity-based compensation	6,515	6,374
Debt amortization expense	2,291	1,936
Loss on deconsolidation of subsidiary	2,473	—
Provision for obsolete inventory and other assets	615	156
Deferred taxes	766	(4,560)
Change in fair value of derivative liability	30	683
Other	134	217
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,322)	1,726
Inventory	(6,315)	(14,851)
Prepaid expenses and other current assets	(2,442)	1,942
Other assets	6,126	(6,111)
Accounts payable	8,134	(12,072)
Accrued expenses and other current liabilities	(4,874)	(8,037)
Income taxes payable	9,194	5,172
Other long-term liabilities	(2,221)	6,299
Net cash used in operating activities	(3,405)	(27,822)
Cash flows from investing activities:
Purchases of property and equipment	(5,724)	(29,511)
Proceeds from sale of plant, property and equipment	—	179
Proceeds from deconsolidation of MO entity	3,040	—
Cash received (paid) on deposits, net	132	(223)
Net cash used in investing activities	(2,552)	(29,555)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants	—	153,250
Payment of debt issuance costs	—	(7,266)
Repayment of debt	(170)	(122)
Payment of lease liabilities	(1,588)	(1,642)
Repayment of sellers note	(375)	(375)
Exercise of warrants	—	424
Taxes paid on equity based compensation	96	(16)
Net cash (used in)/provided by financing activities	(2,037)	144,253

Net (decrease)/increase in cash	(7,994)	86,876
Cash and restricted cash at beginning of the period	49,488	82,533
Cash and restricted cash at end of period	$41,494	$169,409
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$40,159	$168,424
Restricted cash	$1,335	$985
Cash and restricted cash, end of period	$41,494	$169,409
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,716	$6,209
Operating cash flows from finance leases	$1,081	$1,457
Financing cash flows from finance leases	$1,588	$1,642
Cash paid for interest on other obligations	$12,607	$5,302
Cash paid for income taxes	$729	$70
Lease liabilities arising from the recognition of finance right-of-use assets	$24	$1,597
Lease liabilities arising from the recognition of operating right-of-use assets	$3,264	$551
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$478	$11,010
Non-cash equity issuance costs within accrued expenses and accounts payable	$—	$223

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2023, and 2022

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

On March 23, 2022, the Company jointly announced with Cresco Labs LLC (“Cresco Labs”) that the Company and Cresco Labs have entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which Cresco Labs will acquire all of the issued and outstanding shares (the “Company Shares”) of the Company (the “Cresco Transaction”). Subject to closing conditions and necessary regulatory approvals, closure of the Cresco Transaction must occur no later than June 30, 2023 per the terms of the Arrangement Agreement, as amended. Under the terms of the Arrangement Agreement, shareholders of the Company (the “Company Shareholders”) will receive 0.5579 of a subordinate voting share of Cresco Labs (each whole share, a “Cresco Labs Share”) for each Company common share (or equivalent) held, subject to adjustment, representing total consideration enterprise value of approximately US$2.0 billion based on the closing price of Cresco Labs Shares on the CSE as of March 22, 2022. After giving effect to the Cresco Transaction, Company Shareholders will hold approximately 35% of the pro forma Cresco Labs Shares (on a fully diluted in-the-money, treasury method basis).

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

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s 2022 Form 10-K, filed with the SEC, on March 29, 2023. There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Dispensary	$109,156	$105,816
Cultivation and wholesale	15,362	17,123
Other	17	148
	$124,535	$123,087

During the three months ended March 31, 2023, and March 31, 2022 the Company netted discounts of $33,225 and $20,520 respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

Income taxes

The Company calculated its actual effective tax rate for the interim period and applied that rate to the interim period results. In accordance with ASC 740-270, at the end of each interim period the Company is required to determine its best estimate of its annual effective tax rate and apply that rate in providing income taxes on an interim period. However, in certain circumstances when the Company concludes it is unable to reliably estimate the annual effective tax rate for the year, the actual effective tax rate for the interim period may be used. The Company believes that, at this time, the use of the actual effective tax rate is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the stage of growth of the business, the correlation of Selling, General, and Administrative ("SG&A") expenses to revenue that are permanently disallowed via Section 280E of the Internal Revenue Code, and the timing of the completion of the Cresco transaction.

Modification of debt

The Company accounts for modifications of debt arrangements in accordance with ASC 470-50 Modifications and Extinguishments (“ASC 470-50”). As such, the Company continues to amortize any remaining unamortized debt discount as of the debt modification date over the term of the amended debt. The Company expenses any fees paid to third parties and capitalizes creditor fees associated with the modification as a debt discount and amortizes them over the term of the amended debt.

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

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	March 31, 2023	December 31, 2022
Accessories and supplies	$1,629	$1,506
Work-in-process - cannabis in cures and final vault	90,538	92,963
Finished goods - dried cannabis, concentrate and edible products	40,457	33,436
Total inventory	$132,624	$127,905

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts there was a $601 write-down during the three months ended March 31, 2023. There were no material write-downs during the three months ended March 31, 2022.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	March 31, 2023	December 31, 2022
2026 Notes	$185,000	$185,000
Term debt	38,215	38,215
2025 Convertible Notes	74,500	74,500
Mortgage Note	35,820	35,965
2023 Convertible Notes	5,600	5,600
Acquisition related real estate notes	7,000	7,000
Acquisition related promissory notes	2,625	3,000
Acquisition related term debt	3,188	3,214
	351,948	352,494
Unamortized debt discount	(11,112)	(12,483)
Unamortized deferred financing costs	(10,094)	(11,016)
Unamortized debt premium	—	25
Total debt, net	330,742	329,020
Less current portion, net*	(7,595)	(47,315)
Long-term portion	$323,147	$281,705

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of March 31, 2023.

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

2023 Convertible Notes

On June 19, 2020, the Company completed the first tranche of an offering of senior secured convertible notes (“Convertible Notes”) for an aggregate principal amount of $12,800. During July 2020, the Company completed subsequent tranches for an aggregate principal amount of $5,960. The Convertible Notes can be exchanged into Common Shares at a conversion price of $3.79 (Canadian Dollars). For the purposes of determining the number of Common Shares issuable upon conversion of the Convertible Notes, the principal amount of the Convertible Notes surrendered for conversion shall be deemed converted from U.S. Dollars into Canadian

Dollars, using the end-of-day exchange rate published by the Bank of Canada on the date immediately preceding the date that the Convertible Note is surrendered for conversion. The Convertible Notes require interest-only payments until December 19, 2023, at a rate of 5.0% per annum, payable semi-annually on June 30 and December 31 commencing on December 31, 2020. The Convertible Notes are due in full on December 19, 2023. The Company incurred financing costs of $175 in connection with issuance of the Convertible Notes. The Company determined that the Convertible Notes represent an obligation to issue a variable number of shares for a variable amount of liability, as the amount of the liability to be settled depends on the applicable foreign exchange rate at the date of settlement. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Upon initial recognition, the Company recorded a derivative liability of $5,364 within other long-term liabilities in the consolidated balance sheets and a corresponding debt discount, reflected as a reduction to the carrying value of the Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2023 Convertible Notes.

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

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

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

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,047 as of March 31, 2023. In connection with this Mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,705 as of March 31, 2023. In connection with this Mortgage, the Company incurred financing costs of $209.

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

On November 30, 2020, the Company completed another private placement of an aggregate of 200 units (the “Late November Units”) and together with the May Units, the July Units and the Early November Units (the “Units”), respectively for aggregate gross proceeds of $200, each unit being comprised of (i) $1,000 Notes and (ii) 125 Fall Warrants.

At the option of the holder, each Warrant can be exchanged for one Common Share. The Warrants expire on May 14, 2023.

The Notes require interest-only payments through May 14, 2023, at a rate of 13.0% per annum, payable semi-annually on May 31 and November 30, which commenced on November 30, 2020. The Notes are due in full on May 14, 2024. The Company incurred financing costs of $3,373 in connection with the issuance of these Notes. The Notes contain customary terms and conditions, representations and warranties, and events of default.

Upon initial recognition, the Company recorded $6,298 to equity reserves, reflecting the fair value of the warrants issued, with a corresponding reduction to the carrying value of the Notes. The debt discount will be amortized to interest expense over the term of the notes using the effective interest method.

Total interest and amortization expense on the Company’s debt obligations during the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Interest expense on debt	$10,395	$9,426
Amortization of debt discount	1,376	1,296
Amortization of debt premium	(26)	(49)
Amortization of debt issuance costs	941	689
Other interest (expense) income, net	(113)	(118)
Total interest expense, net	$12,573	$11,244

The weighted average interest rate on the Company’s indebtedness was 8.79%.

5.
ACQUISITIONS

a)
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

b)
Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”). Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The option was exercised on August 12, 2022 upon completion of the sale of the TGS Longmont location as required under the Merger Agreement, with the correspondent measurement period adjustments applied subsequently to the period of acquisition against goodwill from the acquisition.

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

c)
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

d)
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

e)
Corsa Verde

On May 4, 2021, the Company acquired Corsa Verde, LLC (“Corsa Verde”). Corsa Verde is an Ohio-based limited liability company formed in October 2017 that operates a medical marijuana processing facility.

f) CannAscend

On October 25, 2018, the Company, CannAscend Alternative, LLC (“CAA), and CannAscend Alternative Logan, LLC (“CAA Logan”) entered into a Membership Interest Purchase Option Agreement. CAA and CAA Logan are both Ohio-based limited liability companies formed in November 2017 that operate four dispensaries. The Company closed the acquisition on July 1, 2021.

6.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	March 31, 2023	December 31, 2022
Land and buildings	$128,389	$128,389
Furniture and fixtures	8,749	8,773
Equipment	38,530	38,467
Computers and software	3,565	3,537
Leasehold improvements	191,733	193,454
Construction in process	55,954	56,398
Total property and equipment, gross	426,920	429,018
Less: Accumulated depreciation	(78,339)	(71,025)
Total property and equipment, net	$348,581	$357,993

	Three months ended
	March 31, 2023	March 31, 2022
Total depreciation expense for year ended	$7,853	$7,328
Included in:
Costs of sales related to inventory production	$4,726	$4,127
Selling, general and administrative expenses	$3,127	$3,201

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	March 31, 2023	December 31, 2022
Prepaid expenses	$5,683	7,151
Short term deposits	2,447	1,814
Other current assets	15,665	12,286
Excise and sales tax receivable	544	691
Prepaid expenses and other current assets	$24,339	$21,942

8.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	March 31, 2023	December 31, 2022
Long term deposits	$7,960	$8,090
Indemnification receivable	2,774	2,774
Investment in affiliates	775	775
Restricted cash	1,335	1,335
Notes receivable	2,631	2,148
Other non-current assets	$15,475	$15,122

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	March 31, 2023	December 31, 2022
Accrued acquisition and settlement of pre-existing relationships	$50	$100
Taxes - property and other	9,682	9,306
Other accrued expenses	26,698	29,021
Payroll liabilities	11,537	14,516
Other current liabilities	10,097	10,011
Construction in progress	66	1,620
Accrued expenses and other current liabilities	$58,130	$64,574

As of March 31, 2023, other accrued expenses include approximately $15,231 relating to a combination of indemnification claims, notices and demand letters received by the Company, including, without limitation, potential disputes arising out of the Green Leaf Transaction, together with a general accrual for estimated fees anticipated to close these matters. The outcome of any of these matters cannot yet be determined with any certainty and the Company will continue to rigorously defend any claims made against it.

10.
SHAREHOLDERS’ EQUITY

The Company had the following activity during the three months ended March 31, 2023:

•
Issued 2,116,944 Common Shares upon vesting of Restricted Stock Units (RSUs) during the three months ended March 31, 2023.

11.
WARRANTS

As of March 31, 2023 and December 31, 2022, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	March 31, 2023		December 31, 2022
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	5.71	—	5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
March 31, 2023	—	3.10	1,723,250	3.10
May 14, 2023	1,818,788	2.95	1,818,788	2.95
May 14, 2023	—	4.53	—	4.53
May 14, 2023	1,897,000	5.84	1,897,000	5.84
	9,759,516	$7.95	11,482,766	$7.22

Warrant activity for the three months ended March 31, 2023 and 2022 are summarized in the table below:

		Weighted average
	Number of	exercise price
	Warrants	(Canadian Dollars)
Balance as of December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance as of March 31, 2022	11,482,766	7.22

Balance as of December 31, 2022	11,482,766	7.22
Exercised	—	—
Expired	(1,723,250)	3.10
Balance as of March 31, 2023	9,759,516	7.95

12.
LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss	$(36,572)	$(27,906)
Less: Net loss attributable to non-controlling interests	768	(1,270)
Net loss attributable to shareholders	$(37,340)	$(26,636)

Denominator:
Weighted average shares outstanding - basic and diluted	401,438,546	376,397,260
Loss per share - basic and diluted	$(0.09)	$(0.07)

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

14.
FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2023
Derivative liability	$—	$—	$(265)	$(265)
	$—	$—	$(265)	$(265)

December 31, 2022
Derivative liability	$—	$—	$(235)	$(235)
	$—	$—	$(235)	$(235)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of March 31, 2023 and December 31, 2022 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2023 and December 31, 2022. These estimates require management's judgement and may not be indicative of the future fair values of the assets and liabilities.

15.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Goodwill	$189,917	$189,917
Less: Accumulated impairment on goodwill	(170,643)	(170,643)
Total goodwill, net	19,274	19,274

Licenses	156,911	156,911
Trademarks	45,936	45,936
Customer Relationships	16,944	16,944
Total intangible assets	219,791	219,791
Less: Accumulated amortization	(79,330)	(74,526)
Total intangible assets, net	$140,461	$145,265

The amortization expense for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Amortization expenses	4,803	12,204

16.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Salaries and benefits	$28,566	$30,371
Professional fees	2,853	6,809
Depreciation and amortization	8,589	15,710
Operating facilities costs	10,284	10,037
Operating office and general expenses	2,213	2,777
Advertising and promotion	1,939	4,257
Other fees and expenses	906	1,331
Total selling, general and administrative expenses	$55,350	$71,292

17.
OTHER EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Change in fair value of the derivative liability	$30	683
Loss on deconsolidation	2,473	—
Restructuring expense	3,178	—
Other (income) expense, net	(296)	18
Gain on disposal of group	(600)	—
Rental income	(842)	(762)
Total other expense, net	$3,943	$(61)

During the year 2022, the Company implemented three separate rounds of restructuring initiatives. The first round of restructuring initiatives, Round 1, began in May 2022, with the decision to close the Company’s Europe-based operations. The third and final round, Round 3, began in early November 2022 and involved significant headcount and canopy reduction.

The Company has booked an amount of $3,178 on account of the restructuring expense; the balance outstanding on account of the restructuring reserve amounts to $3,647.

18. DIVESTITURE

Columbia Care MO, LLC is licensed to sell medical and adult-use marijuana at its dispensary, as well as produce medical and adult-use marijuana products at its processing facility. The Company supported Columbia Care MO, LLC through management services agreements. In 2022, the Company began considering strategic options for Columbia Care MO, LLC, including the potential for the sale of its associated assets and liabilities (the “Missouri Business”). On March 13, 2023, a definitive agreement was signed to sell the Missouri Business, which is considered non-core, and the Company no longer operated the Missouri Business as of that date. The assets of the Missouri Business are comprised of one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million.

As of March 31, 2023, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care MO, LLC for the three months ended March 31, 2023, and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Revenue	$221	$124
Expenses	$1,668	$589

19. SUBSEQUENT EVENT

As disclosed in Note 11, Warrants, outstanding equity-classified warrants to purchase 3,715,788 Common Shares expired as of May 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s unaudited condensed interim consolidated financial statements and the accompanying notes for the three months ended March 31, 2023 and 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2022 Form 10-K filed with the SEC on March 29, 2023 and subsequent securities filings.

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

Statement of Operations:

	Three months ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Revenues	$124,535	$123,087	$1,448	1%
Cost of sales related to inventory production	(77,454)	(66,460)	(10,994)	17%
Gross profit	47,081	56,627	(9,546)	(17)%
Selling, general and administrative expenses	(55,350)	(71,292)	15,942	(22)%
Operating expenses	(55,350)	(71,292)	15,942	(22)%
Other (expense) income, net	(17,614)	(12,609)	(5,005)	40%
Income tax expense	(10,689)	(632)	(10,057)	1591%
Net loss	(36,572)	(27,906)	(8,666)	31%
Net loss attributable to non-controlling interest	768	(1,270)	2,038	(160)%
Net loss attributable to Columbia Care Inc.	$(37,340)	$(26,636)	$(10,704)	40%
Loss per share attributable to Columbia Care Inc.—based and diluted	$(0.09)	$(0.07)	$(0.02)	31%
Weighted average number of shares outstanding—basic and diluted	401,438,546	376,397,260

Summary of Balance Sheet items:

	March 31, 2023	December 31, 2022
Total Assets	$973,021	$994,726
Total Liabilities	$791,696	$787,823
Total Long-Term Liabilities	$619,333	$584,705
Total Equity	$181,325	$206,903

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

The following tables summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	For three months ended
	March 31, 2023	March 31, 2022	$ Change	% Change
Revenues	$124,535	$123,087	$1,448	1%
Cost of sales related to inventory production	(77,454)	(66,460)	(10,994)	17%
Gross profit	47,081	56,627	(9,546)	(17)%
Selling, general and administrative expenses	(55,350)	(71,292)	15,942	(22)%
Operating expenses	(55,350)	(71,292)	15,942	(22)%
Loss from operations	(8,269)	(14,665)	6,396	(44)%
Other (expense) income, net	(17,614)	(12,609)	(5,005)	40%
Loss before provision for income taxes	(25,883)	(27,274)	1,391	(5)%
Income tax expense	(10,689)	(632)	(10,057)	1591%
Net loss	(36,572)	(27,906)	(8,666)	31%
Net loss attributable to non-controlling interest	768	(1,270)	2,038	(160)%
Net loss attributable to Columbia Care Inc.	$(37,340)	$(26,636)	$(10,704)	40%

Revenues

The increase in revenue of $1,448 for the three months ended March 31, 2023, as compared to the prior year period, was driven by the expansion of new wholesale and retail facilities which contributed to a revenue growth of $4,914 as compared to the prior period and our acquisition of Medicine Man Longmont which contributed an additional $1,772 of revenue during the three months ended March 31, 2023, as compared to the prior period. This was offset by a net decline in revenue of $5,238 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend, Medicine Man (excluding Longmont), and Green Leaf.

Cost of Sales

The increase in cost of sales of $10,994 for the three months ended March 31, 2023, as compared to the prior year period, was driven by a cost of sales increase of $5,992 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend, Medicine Man (excluding Longmont), and Green Leaf. The expansion of new wholesale and retail facilities contributed to a cost of sales growth of $3,911 as compared to the prior period and our acquisition of Medicine Man Longmont contributed to an additional $1,091 of cost of sales during the three months ended March 31, 2023, as compared to the prior period.

Gross Profit

The decrease in gross profit of $9,546 for the three months ended March 31, 2023, as compared to the prior year period, was primarily driven by a gross profit decrease of $11,230 in our Legacy Columbia Care network, our 2020 acquisitions of The Green Solution and Project Cannabis, and our 2021 acquisitions of The Healing Center, Corsa Verde, Cannascend Medicine Man (excluding Longmont), and Green Leaf. This was offset by an expansion of new wholesale and retail facilities contributing gross profit growth of $1,003 as compared to the prior period and our acquisition of Medicine Man Longmont that contributed an additional $681 of gross profit during the three months ended March 31, 2023, as compared to the prior period.

Operating Expenses

The decrease of $15,942 in operating expenses for the three months ended March 31, 2023, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $1,805, depreciation and amortization of $7,121, professional fees of $3,956, advertisement and promotion expenses of $2,318, operating office and general expenses of $564, and other fees and expenses of $425. This was offset by an increase in operating facility cost of $247.

Other Expense, Net

The increase in other expense, net of $5,005 for the three months ended March 31, 2023, as compared to the prior year period, was primarily due to a increase in interest expense on debt of $969, amortization of debt issuance costs of $252, loss on deconsolidation of $2,473, and restructuring expense of $3,178. This was partially offset by a gain on disposal of group of $600, a decrease in change in fair valuation of the derivative liability of $653, other expenses of $314, and interest expense on leases of $328.

Provisions for Income Taxes

The Company recorded income tax expense of $10,689 for the three months ended March 31, 2023, as compared to an income tax expense of $632 for the three months ended March 31, 2022.

For the period ended March 31, 2023 the company has a Deferred Tax Asset of approximately $16,900 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize the full tax benefit for this specific deferred tax asset.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023, and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Net loss	$(36,572)	$(27,906)
Income tax	10,689	632
Depreciation and amortization	15,063	21,210
Interest expense, net and debt amortization	13,671	12,670
EBITDA (Non-GAAP measure)	$2,851	$6,606
Adjustments:
Share-based compensation	6,515	6,374
Transaction and other non-core costs, including costs associated with the Cresco transaction, litigation expenses and other costs related to restructuring	1,317	3,169
Fair-value changes on derivative liabilities	30	683
Restructuring expense	3,178	—
Loss on deconsolidation	2,473	—
Adjusted EBITDA (Non-GAAP measure)	$16,364	$16,832
Revenue	$124,535	$123,087
Adjusted EBITDA (Non-GAAP measure)	16,364	16,832
Adjusted EBITDA margin (Non-GAAP measure)	13.1%	13.7%
Revenue	$124,535	$123,087
Gross profit	47,081	56,627
Gross margin	37.8%	46.0%

Adjusted EBITDA

The decrease in Adjusted EBITDA for the quarter ended March 31, 2023, as compared to the prior year period, was primarily driven by margin pressures across the portfolio offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

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

We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of March 31, 2023, we did not have any significant external capital requirements.

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

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three months ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(3,405)	$(27,822)
Net cash used in investing activities	(2,552)	(29,555)
Net (used in)/cash provided by financing activities	(2,037)	144,253
Net (decrease)/increase in cash and cash equivalents	$(7,994)	$86,876

Operating Activities

During the three months ended March 31, 2023, operating activities used $3,405 of cash, primarily resulting from a net loss of $36,572, and net changes in operating assets and liabilities of $5,280; this was partially offset by depreciation and amortization of $15,063, equity-based compensation expense of $6,515, loss on deconsolidation of subsidiary of $2,473, and debt amortization expense of $2,291. The net change in operating assets and liabilities was primarily due to an decrease in other assets of $6,126, an increase in accounts payable of $8,134, and an increase in income tax payable of $9,194, which is offset by an increase in inventory of $6,315, an increase in accounts receivable of $2,322, an increase in prepaid expenses, an increase in other current assets of $2,442, a decrease in accrued expenses of $4,874, and a decrease other long term liabilities of $2,221.

During the three months ended March 31, 2022, operating activities used $27,822 of cash, primarily resulting from a net loss of $27,906, and net changes in operating assets and liabilities of $25,932, partially offset by depreciation and amortization of $21,210, equity-based compensation expense of $6,374, debt amortization expense of $1,936, change in fair value of derivative liability of $683 partially offset by change in deferred taxes of $4,560.

Investing Activities

During the three months ended March 31, 2023, investing activities used $2,552 of cash pursuant to purchases of property and equipment of $5,724. This was partially offset by proceeds from the deconsolidation of the Company's Missouri entity of $3,040 and cash received from deposits of $132.

During the three months ended March 31, 2022, investing activities used $29,555 of cash, purchases of property and equipment of $29,511 partially offset by proceeds from sale of property and equipment of $179.

Financing Activities

During the three months ended March 31, 2023, financing activities used $2,037 of cash, mainly due to the payment of lease liabilities of $1,588 and repayment of a seller's note of $375.

During the three months ended March 31, 2022, financing activities provided $144,253 of cash, $145,984 in net proceeds received from issuance of debt partially offset by lease liability payments of $1,642.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of March 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$378,118	$21,878	$32,267	$28,721	$26,322	$25,825	$243,105
Sale-Leaseback commitments	$205,308	$9,844	$10,162	$10,490	$10,829	$11,179	$152,804
2026 Notes	$185,000	$—	$—	$185,000	$—	$—	$—
Term debt (principal)	$38,215	$—	$38,215	$—	$—	$—	$—
Acquisition related term debt	$3,188	$106	$110	$114	$119	$124	$2,615
Interest on term debt	$61,322	$22,669	$18,281	$17,692	$1,701	$107	$872
Convertible debt (principal)	$80,100	$5,600	$—	$74,500	$—	$—	$—
Interest on convertible debt	$11,334	$4,672	$4,470	$2,192	$—	$—	$—
Mortgage notes (principal)	$35,820	$513	$577	$639	$18,465	$15,626	$—
Mortgage notes (interest)	$14,504	$3,659	$3,596	$3,534	$3,173	$542	$—
Closing promissory note (principal)	$2,625	$1,125	$1,500	$—	$—	$—	$—
Closing promissory note (interest)	$210	$135	$75	$—	$—	$—	$—
Acquisition related real estate notes (principal)	$7,000	$2,000	$5,000	$—	$—	$—	$—
Acquisition related real estate notes (interest)	$435	$375	$60	$—	$—	$—	$—
Total contractual obligations	$1,023,179	$72,576	$114,313	$322,882	$60,609	$53,403	$399,396

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2023 and December 31, 2022, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

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

As of March 31, 2023, and December 31, 2022, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Price Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices. We are subject to the risk of price variability pursuant to our products due to competitive or regulatory pressures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant material changes to the market risks as disclosed in the Company’s 2022 Form 10-K. See also Financial Risk Management in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of our litigation matters occurring in the period covered by this report is found in Reference to Part I, Item 1, Note 13, Commitments and Contingencies in the Notes to Unaudited Interim Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

As of the date of this filing, except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2022 Form 10-K, which is incorporated by reference herein.

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
4.1

Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2

Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3

Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4

Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5

Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6

Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7

First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8

Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9

Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10

Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11

Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12

Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13

Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14

Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

10.1#	Transition Agreement between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

COLUMBIA CARE INC

Date: May 15, 2023	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date: May 15, 2023	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer