Form 10-Q
period 2023-06-30
Columbia Care Inc.
filed 2023-08-14
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 10, 2023, there were 406,983,693 shares of common stock, no par value per share (the “Common Shares”), outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding Columbia Care Inc. and its subsidiaries (collectively referred to as “Columbia Care,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•
the impact of the termination of the Cresco Transaction (as defined herein) on the Company’s current and future operations, financial condition and prospects;
•
the costs of the Cresco Transaction (as defined herein) and potential payment of a termination fee in connection with the Cresco Transaction (as defined herein);
•
the potential exchange of the Company's 2024 notes (as defined herein) for the Company's 9.5% senior secured notes due February 2026;
•
the impact of the Company's corporate restucturing plan;
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

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$36,997	$48,154
Accounts receivable, net of allowances of $2,643 and, $2,504, respectively	14,285	10,087
Inventory	131,342	127,905
Prepaid expenses and other current assets	28,346	21,942
Assets held for sale	37,585	29,089
Total current assets	248,555	237,177

Property and equipment, net	328,026	357,993
Right of use assets - operating leases, net	166,641	174,472
Right of use assets - finance leases, net	40,488	45,423
Deferred taxes	1,376	—
Goodwill	19,274	19,274
Intangible assets, net	132,166	145,265
Other non-current assets	15,464	15,122
Total assets	$951,990	$994,726

Liabilities and Equity
Current liabilities:
Accounts payable	$34,955	$23,775
Accrued expenses and other current liabilities	58,022	64,574
Income tax payable	46,919	33,961
Current portion of lease liability - operating leases	7,700	6,762
Current portion of lease liability - finance leases	6,652	6,552
Current portion of long-term debt, net	47,814	47,315
Liabilities held for sale	25,409	20,179
Total current liabilities	$227,471	$203,118

Long-term debt, net	279,629	281,705
Deferred taxes	—	2,903
Long-term lease liability - operating leases	166,871	174,312
Long-term lease liability - finance leases	47,442	50,586
Derivative liability	265	235
Other long-term liabilities	75,516	74,964
Total liabilities	797,194	787,823

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of June 30, 2023 and December 31, 2022, respectively, 396,823,519 and 391,238,484 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of June 30, 2023 and December 31, 2022, respectively, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of June 30, 2023 and December 31, 2022, respectively; 9,955,661 and 10,009,819 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	1,126,837	1,117,287
Accumulated deficit	(970,206)	(904,003)
Equity attributable to Columbia Care Inc.	156,631	213,284
Non-controlling interest	(1,835)	(6,381)
Total equity	154,796	206,903
Total liabilities and equity	$951,990	$994,726

The accompanying notes are an integral part of these Condensed Consolidated Interim Balance Sheets.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net of discounts	$129,244	$129,571	$253,779	$252,658
Cost of sales related to inventory production	(77,122)	(78,723)	(154,576)	(145,183)
Gross Margin	$52,122	$50,848	$99,203	$107,475
Selling, general and administrative expenses	(52,073)	(72,956)	(107,423)	(144,248)
Profit (loss) from operations	49	(22,108)	(8,220)	(36,773)
Other expense:
Interest expense on leases	(1,059)	(1,370)	(2,157)	(2,796)
Interest expense	(12,726)	(11,484)	(25,299)	(22,728)
Other expense, net	(8,996)	(591)	(12,939)	(530)
Total other expense	(22,781)	(13,445)	(40,395)	(26,054)

Loss before provision for income taxes	(22,732)	(35,553)	(48,615)	(62,827)
Income tax expense	(6,305)	(18,702)	(16,994)	(19,334)
Net loss and comprehensive loss	(29,037)	(54,255)	(65,609)	(82,161)
Net income (loss) attributable to non-controlling interests	(174)	(427)	594	(1,697)
Net loss attributable to shareholders	$(28,863)	$(53,828)	$(66,203)	$(80,464)

Weighted-average number of shares used in earnings per share - basic and diluted	405,782,234	394,023,144	403,622,389	385,258,892
Loss attributable to shares (basic and diluted)	$(0.07)	$(0.14)	$(0.16)	$(0.21)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

COLUMBIA CARE INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total Columbia Care Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation(1)	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	180,000	—	425	—	425	—	425
Net loss	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance as of March 31, 2022	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700
Equity-based compensation (1)	21,034,418	—	49,346	—	49,346	—	49,346
Issuance of shares in connection with acquisitions	1,099,549	—	3,178	—	3,178	—	3,178
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Conversion of convertible notes	—	—	—	—	—	—	—
Conversion between classes of shares	2,431,508	(2,431,508)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Warrants exercised	—	—	—	—	—	—	—
Net loss	—	—	—	(53,828)	(53,828)	(427)	(54,255)
Balance, June 30, 2022	386,406,231	12,298,128	$1,099,033	$(568,462)	$530,571	$(2,602)	$527,969

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total Columbia Care Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	181,325
Equity-based compensation (1)	3,413,933	—	2,939	—	2,939	—	2,939
Distributions to non-controlling interest holders	—	—	—	—	—	(431)	(431)
Net loss	—	—	—	(28,863)	(28,863)	(174)	(29,037)
Balance, June 30, 2023	396,823,519	9,955,661	$1,126,837	$(970,206)	$156,631	$(1,835)	$154,796
(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Statements of Changes in Equity.

COLUMBIA CARE INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(65,609)	$(82,161)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	29,678	41,268
Equity-based compensation	9,983	14,052
Debt amortization expense	4,485	4,073
Loss on deconsolidation of subsidiary	2,473	—
Loss on disposal group	9,649	—
Earnout adjustment	—	476
Provision for obsolete inventory and other assets	979	272
Deferred taxes	(4,384)	13,762
Change in fair value of derivative liability	30	(5,697)
Other	1,232	730
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(4,454)	6,978
Inventory	(5,397)	(27,218)
Prepaid expenses and other current assets	(6,538)	(1,684)
Other assets	9,317	(12,961)
Accounts payable	10,949	(2,920)
Payroll liabilities	(859)	(1,230)
Accrued expenses and other current liabilities	(4,241)	(22,842)
Income taxes payable	13,485	(38,047)
Other long-term liabilities	(4,496)	13,366
Net cash used in operating activities	(3,718)	(99,783)
Cash flows from investing activities:
Purchases of property and equipment	(5,740)	(58,673)
Cash paid for acquisitions, net of cash acquired	—	(963)
Proceeds from sale of plant, property and equipment	169	255
Proceeds from deconsolidation of Missouri entity	3,040	—
Cash received on deposits, net	216	1,699
Net cash used in investing activities	(2,315)	(57,682)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants	—	153,250
Payment of debt issuance costs	—	(7,698)
Payment of lease liabilities	(3,196)	(2,966)
Repayment of sellers note	(750)	(1,125)
Repayment of debt	(313)	(278)
Issuance of Mortgage	—	16,500
Distributions to non-controlling interest holders	(431)	—
Exercise of warrants	—	425
Taxes paid on equity based compensation	(433)	(401)
Net cash (used in)/provided by financing activities	(5,123)	157,707

Net (decrease)/increase in cash	(11,156)	242
Cash and restricted cash at beginning of the period	49,488	82,533
Cash and restricted cash at end of period	$38,332	$82,775
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$36,997	$81,440
Restricted cash	$1,335	$1,335
Cash and restricted cash, end of period	$38,332	$82,775
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,393	$12,424
Operating cash flows from finance leases	$2,117	$2,913
Financing cash flows from finance leases	$3,196	$2,965
Cash paid for interest on other obligations	$21,342	$12,180
Cash paid for income taxes	$8,336	$43,759
Lease liabilities arising from the recognition of finance right-of-use assets	$1,016	$1,851
Lease liabilities arising from the recognition of operating right-of-use assets	$4,711	$10,406
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$2,637	$7,957
Non-cash equity issuance costs within accrued expenses and accounts payable	$—	$3,178

COLUMBIA CARE INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six months ended June 30, 2023, and 2022

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

On March 23, 2022, the Company and Cresco Labs LLC (“Cresco Labs”) entered into a definitive arrangement agreement, as amended on February 27, 2023 (the “Arrangement Agreement”) pursuant to which Cresco Labs agreed to acquire all of the issued and outstanding shares of the Company (the “Cresco Transaction”). Subject to closing conditions and necessary regulatory approvals, closure of the Cresco Transaction was to have occurred no later than June 30, 2023 per the terms of the Arrangement Agreement. As set forth below in Note 19, “Subsequent Events,” on July 31, 2023, the Company and Cresco Labs entered into a termination agreement (the “Termination Agreement”), pursuant to which Columbia Care and Cresco Labs agreed to terminate the Arrangement Agreement.

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

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Dispensary	$114,038	$109,457	$223,194	$212,799
Cultivation and wholesale	15,190	20,093	30,552	39,815
Other	16	21	33	44
	$129,244	$129,571	253,779	$252,658

During the three and six months ended June 30, 2023 the Company netted discounts of $34,539 and $67,764, respectively, against the revenues. During the three and six months ended June 30, 2022, the Company netted discounts of $22,712 and $48,618, respectively, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

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

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	June 30, 2023	December 31, 2022
Accessories and supplies	$1,508	$1,506
Work-in-process - cannabis in cures and final vault	93,643	92,963
Finished goods - dried cannabis, concentrate and edible products	36,191	33,436
Total inventory	$131,342	$127,905

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $36 and $637, respectively, during the three and six months ended June 30, 2023. As a result of local market conditions in Colorado, there was a $2,400 write-down during the three and six months ended June 30, 2022.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	June 30, 2023	December 31, 2022
2026 Notes	$185,000	$185,000
Term debt	$38,215	38,215
2025 Convertible Notes	$74,500	74,500
Mortgage Note	$35,703	35,965
2023 Convertible Notes	$5,600	5,600
Acquisition related real estate notes	$2,000	7,000
Acquisition related promissory notes	$2,250	3,000
Acquisition related term debt	$3,162	3,214
	$346,430	352,494
Unamortized debt discount	$(9,807)	(12,483)
Unamortized deferred financing costs	$(9,180)	(11,016)
Unamortized debt premium	$—	25
Total debt, net	$327,443	329,020
Less current portion, net*	$(47,814)	(47,315)
Long-term portion	$279,629	$281,705

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of June 30, 2023.

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

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of June 30, 2023. In connection with this Mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of June 30, 2023. In connection with this Mortgage, the Company incurred financing costs of $209.

Term debt

On March 31, 2020 and April 23, 2020, the Company completed the first and second tranches of a private placement of notes (“Private Notes”) for an aggregate principal amount of $14,250 and $1,000, respectively. The Private Notes required interest-only payments through March 30, 2024, at a rate of 9.9% per annum, payable semi-annually on March 31 and September 30 commencing on September 30, 2020. The Private Notes are due in full on March 30, 2024. In connection with the first and second tranche offerings of the Private Notes, the Company issued 1,723,250 common share purchase warrants at an exercise price of $3.10 (Canadian Dollars).

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

At the option of the holder, each Warrant can be exchanged for one Common Share. The Warrants expired on May 14, 2023.

The Notes require interest-only payments through May 14, 2024, at a rate of 13.0% per annum, payable semi-annually on May 31 and November 30, which commenced on November 30, 2020. The Notes are due in full on May 14, 2024. The Company incurred financing costs of $3,373 in connection with the issuance of these Notes. The Notes contain customary terms and conditions, representations and warranties, and events of default.

Upon initial recognition, the Company recorded $6,298 to equity reserves, reflecting the fair value of the warrants issued, with a corresponding reduction to the carrying value of the Notes. The debt discount will be amortized to interest expense over the term of the notes using the effective interest method.

Total interest and amortization expense on the Company’s debt obligations during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense on debt	$10,638	$9,426	$21,033	$18,852
Amortization of debt discount	1,275	1,301	2,651	2,597
Amortization of debt premium	26	(38)	—	(87)
Amortization of debt issuance costs	893	875	1,834	1,564
Other interest (expense) income, net	(106)	(80)	(219)	(198)
Total interest expense, net	$12,726	$11,484	$25,299	$22,728

The weighted average interest rate on the Company’s indebtedness was 8.83%.

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

6.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	June 30, 2023	December 31, 2022
Land and buildings	$115,079	$128,389
Furniture and fixtures	8,851	8,773
Equipment	37,362	38,467
Computers and software	3,761	3,537
Leasehold improvements	193,090	193,454
Construction in process	54,450	56,398
Total property and equipment, gross	412,593	429,018
Less: Accumulated depreciation	(84,567)	(71,025)
Total property and equipment, net	$328,026	$357,993

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total depreciation expense for year ended	$7,644	$7,804	$15,497	$15,132
Included in:
Costs of sales related to inventory production	$4,499	$4,361	9,225	8,488
Selling, general and administrative expenses	$3,145	$3,443	6,272	6,644

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	June 30, 2023	December 31, 2022
Prepaid expenses	$7,336	7,151
Short term deposits	3,097	1,814
Other current assets	17,580	12,286
Excise and sales tax receivable	333	691
Prepaid expenses and other current assets	$28,346	$21,942

8.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	June 30, 2023	December 31, 2022
Long term deposits	$7,965	$8,090
Indemnification receivable	2,774	2,774
Investment in affiliates	775	775
Restricted cash	1,335	1,335
Notes receivable	2,615	2,148
Other non-current assets	$15,464	$15,122

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	June 30, 2023	December 31, 2022
Accrued acquisition and settlement of pre-existing relationships	$—	$100
Taxes - property and other	9,432	9,306
Other accrued expenses	27,975	29,021
Payroll liabilities	13,647	14,516
Other current liabilities	6,968	10,011
Construction in progress	—	1,620
Accrued expenses and other current liabilities	$58,022	$64,574

As of June 30, 2023, other accrued expenses include approximately $15,231 relating to a combination of indemnification claims, notices and demand letters received by the Company, including, without limitation, potential disputes arising out of the Green Leaf Transaction, together with a general accrual for estimated fees anticipated to close these matters. The outcome of any of these matters cannot yet be determined with any certainty and the Company will continue to rigorously defend any claims made against it.

10.
SHAREHOLDERS’ EQUITY

The Company had the following activity during the six months ended June 30, 2023:

•
Issued 5,530,877 Common Shares upon vesting of Restricted Stock Units (RSUs) during the six months ended June 30, 2023.

11.
WARRANTS

As of June 30, 2023 and December 31, 2022, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	June 30, 2023		December 31, 2022
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	5.71	—	5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
March 31, 2023	—	3.10	1,723,250	3.10
May 14, 2023	—	2.95	1,818,788	2.95
May 14, 2023	—	4.53	—	4.53
May 14, 2023	—	5.84	1,897,000	5.84
	6,043,728	$10.11	11,482,766	$7.22

Warrant activity for the six months ended June 30, 2023 and 2022 are summarized in the table below:

		Weighted average
	Number of	exercise price
	Warrants	(Canadian Dollars)
Balance as of December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance as of June 30, 2022	11,482,766	7.22

Balance as of December 31, 2022	11,482,766	7.22
Exercised	—	—
Expired	(5,439,038)	4.01
Balance as of June 30, 2023	6,043,728	10.11

12.
LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss	$(29,037)	$(54,255)	$(65,609)	$(82,161)
Less: Net loss attributable to non-controlling interests	(174)	(427)	594	(1,697)
Net loss attributable to shareholders	$(28,863)	$(53,828)	$(66,203)	$(80,464)

Denominator:
Weighted average shares outstanding - basic and diluted	405,782,234	394,023,144	403,622,389	385,258,892
Loss per share - basic and diluted	$(0.07)	$(0.14)	$(0.16)	$(0.21)

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
June 30, 2023
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

The carrying amounts of cash and restricted cash, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of June 30, 2023 and December 31, 2022 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2023 and December 31, 2022. These estimates require management's judgement and may not be indicative of the future fair values of the assets and liabilities.

15.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Goodwill	$189,917	$189,917
Less: Accumulated impairment on goodwill	(170,643)	(170,643)
Total goodwill, net	19,274	19,274

Licenses	154,948	156,911
Trademarks	45,936	45,936
Customer Relationships	15,263	16,944
Total intangible assets	216,147	219,791
Less: Accumulated amortization	(83,981)	(74,526)
Total intangible assets, net	$132,166	$145,265

The amortization expense for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization expenses	4,651	10,454	9,454	22,658

16.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Salaries and benefits	$25,191	$34,449	$53,757	$64,820
Professional fees	3,284	4,865	6,137	11,674
Depreciation and amortization	8,463	14,218	17,052	29,928
Operating facilities costs	10,791	11,058	21,075	21,095
Operating office and general expenses	1,826	2,856	4,038	5,633
Advertising and promotion	1,231	4,105	3,170	8,362
Other fees and expenses	1,287	1,405	2,194	2,736
Total selling, general and administrative expenses	$52,073	$72,956	$107,423	$144,248

17.
OTHER EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in fair value of the derivative liability	$—	(6,380)	$30	$(5,697)
Loss on deconsolidation	—	—	2,473	—
Earnout adjustment	—	476	—	476
Restructuring expense	66	—	3,244	—
Other (income) expense, net	186	7,388	(110)	7,406
Loss on disposal of group	9,649	—	9,049	—
Rental income	(905)	(893)	(1,747)	(1,655)
Total other expense, net	$8,996	$591	$12,939	$530

During the year 2022, the Company implemented three separate rounds of restructuring initiatives. The first round of restructuring initiatives, Round 1, began in May 2022, with the decision to close the Company’s Europe-based operations. The third and final round, Round 3, began in early November 2022 and involved significant headcount and canopy reduction.

During the six months ended June 30, 2023 the Company has booked an amount of $3,244 on account of the restructuring expense; as of June 30, 2023 the balance outstanding on account of the restructuring reserve amounts to $2,491.

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

As of June 30, 2023, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care MO, LLC for the Six and three months ended June 30, 2023, and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$—	$120	$221	$244
Expenses	$—	$407	$1,668	$996

19. SUBSEQUENT EVENTS

Mutual Termination of Arrangement Agreement with Cresco Labs:

As previously disclosed, on March 23, 2022, the Company entered into the Arrangement Agreement, as amended on February 27, 2023 with Cresco Labs, pursuant to which, Cresco Labs agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding common shares and proportionate voting shares of Columbia Care, pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

As previously disclosed, Columbia Care and Cresco Labs were not able to complete the divestitures necessary to secure all necessary regulatory approvals to close the Arrangement by the outside date (June 30, 2023) specified in the Arrangement Agreement.

On July 31, 2023, Columbia Care and Cresco Labs entered into the Termination Agreement, pursuant to which Columbia Care and Cresco Labs agreed to terminate the Arrangement Agreement. The Termination Agreement provides for the release by each party of certain claims arising from or relating to the Arrangement, the Arrangement Agreement, the transactions contemplated therein or the circumstances relating thereto. There are no penalties or fees related to the mutual agreement to terminate the Arrangement.

Other Business Updates:

On July 31, 2023, the Company announced the following capital markets and operational initiatives:

•
Note Exchanges - The Company has received commitments from several of its largest holders of its 13% senior secured notes due May 2024 (the “2024 notes”) to exchange into the Company’s 9.5% senior secured notes due February 2026, on a one-for-one basis. The Company is in ongoing discussions with a limited group of additional bondholders to exchange more 2024 notes under the same structure. These private exchange agreements will meaningfully reduce the amount of the $38.2 million principal of notes due in May 2024, reduce the cash interest cost for the exchanged notes by 350 basis points, and extend the maturity of the converted notes to February 2026. More details will be provided upon closing of the exchange which will be in the third quarter.
•
Corporate Restructuring - Columbia Care has completed the final phase of its previously announced corporate restructuring plan and expects to realize an additional net benefit to EBITDA of approximately $950,000 in 2023 and approximately $3.8 million in 2024. The primary source of the additional savings is a 52-person headcount reduction, primarily from Green Leaf Medical, LLC corporate redundancy, as well as facility rightsizing and dispositions. These operational improvements are expected to be cash flow positive in 2023 and 2024.

•
Non-core Asset Sales - Following the announcement of the first stage of non-core/underperforming asset sales in Missouri, the Company closed on the sale of its Downtown Los Angeles facility, consisting of a single dispensary and approximately 36,000 square feet of cultivation capacity. Gross proceeds are approximately $9 million, and the Company expects to net $3 million after taxes and the repayment of the outstanding mortgage. This sale will not only add to the Company’s cash balance but will also reduce overall debt and make permanent a net reduction in annual operating costs of more than $8.5 million for Columbia Care operations in California.
•
Voluntary Delisting of Common Shares from Canadian Securities Exchange – The Company voluntarily delisted its common shares from the facilities of the Canadian Securities Exchange (“CSE”), effective as of market close on August 2, 2023. Columbia Care’s common shares will continue trading on the Cboe Canada, the new business name of the NEO Exchange. Cboe Canada will remain the Company’s primary securities exchange, as it has been since the Company’s initial public listing.
•
Leadership Changes - The Company also announced two senior leadership changes. Effective July 31, 2023, Columbia Care named David Hart as President & Chief Operating Officer and Jesse Channon as Chief Commercial Officer. Mr. Hart will continue to oversee all revenue-driving functions and Mr. Channon, formerly Chief Growth Officer, will oversee retail, wholesale, technology innovation, marketing, and communications.

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•
The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this Mortgage, the Company incurred financing costs of $195 and expects to net $2,903 after the repayment of a prior outstanding mortgage on the property.
•
The second agreement provides for $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this Mortgage, the Company incurred financing costs of $77 and expects to net $1,723.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Columbia Care Inc. (“Columbia Care”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Columbia Care’s unaudited condensed interim consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2023 and 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2022 Form 10-K filed with the SEC on March 29, 2023 and subsequent securities filings.

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

Statement of Operations:

	Three months ended				Six months ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues	$129,244	$129,571	$(327)	(0)%	$253,779	$252,658	$1,121	0%
Cost of sales related to inventory production	(77,122)	(78,723)	1,601	(2)%	(154,576)	(145,183)	(9,393)	6%
Gross profit	$52,122	$50,848	$1,274	3%	$99,203	$107,475	$(8,272)	(8)%
Selling, general and administrative expenses	(52,073)	(72,956)	20,883	(29)%	(107,423)	(144,248)	36,825	(26)%
Profit (loss) from operations	49	(22,108)	22,157	(100)%	(8,220)	(36,773)	28,553	(78)%
Other (expense) income, net	(22,781)	(13,445)	(9,336)	69%	(40,395)	(26,054)	(14,341)	55%
Income tax expense	(6,305)	(18,702)	12,397	(66)%	(16,994)	(19,334)	2,340	(12)%
Net loss	(29,037)	(54,255)	25,218	(46)%	(65,609)	(82,161)	16,552	(20)%
Net income (loss) attributable to non-controlling interests	(174)	(427)	253	(59)%	594	(1,697)	2,291	(135)%
Net loss attributable to Columbia Care Inc.	$(28,863)	$(53,828)	$24,965	(46)%	$(66,203)	$(80,464)	$14,261	(18)%
Loss per share attributable to Columbia Care Inc.—based and diluted	$(0.07)	$(0.14)	$0.07	(48)%	$(0.16)	$(0.21)	$0.04	(21)%
Weighted average number of shares outstanding—basic and diluted	405,782,234	394,023,144			403,622,389	385,258,892

Summary of Balance Sheet items:

	June 30, 2023	December 31, 2022
Total Assets	$951,990	$994,726
Total Liabilities	$797,194	$787,823
Total Long-Term Liabilities	$569,723	$584,705
Total Equity	$154,796	$206,903

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	For the three months ended
	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues	$129,244	$129,571	$(327)	(0)%
Cost of sales related to inventory production	(77,122)	(78,723)	1,601	(2)%
Gross profit	$52,122	$50,848	$1,274	3%
Selling, general and administrative expenses	(52,073)	(72,956)	20,883	(29)%
Profit (loss) from operations	49	(22,108)	22,157	(100)%
Other (expense) income, net	(22,781)	(13,445)	(9,336)	69%
Loss before provision for income taxes	(22,732)	(35,553)	12,821	(36)%
Income tax expense	(6,305)	(18,702)	12,397	(66)%
Net loss	(29,037)	(54,255)	25,218	(46)%
Net income (loss) attributable to non-controlling interests	(174)	(427)	253	(59)%
Net loss attributable to Columbia Care Inc.	$(28,863)	$(53,828)	$24,965	(46)%

Revenues

The decrease in revenue of $327 for the three months ended June 30, 2023, as compared to the prior year period, was driven by the expansion of new retail facilities which contributed to a revenue growth of $6,183 as compared to the prior period and our acquisition of Medicine Man Longmont which contributed an additional $1,705 of revenue during the three months ended June 30, 2023, as compared to the prior period. This was offset by a net decline in revenue of $8,215 in our existing retail and wholesale facilities.

Cost of Sales

The decrease in cost of sales of $1,601 for the three months ended June 30, 2023, as compared to the prior year period, was driven by a cost of sales decrease of $5,019 in our existing wholesale and retail facilites. This was offset by the expansion of new retail facilities contributing to a cost of sales increase of $2,297 as compared to the prior period and our acquisition of Medicine Man Longmont contributed to an additional $1,120 of cost of sales during the three months ended June 30, 2023, as compared to the prior period.

Gross Profit

The increase in gross profit of $1,274 for the three months ended June 30, 2023, as compared to the prior year period, was primarily driven by a gross profit decrease of $3,196 in our existing wholesale and retail facilities. This was offset by an expansion of new retail facilities contributing gross profit growth of $3,886 as compared to the prior period and our acquisition of Medicine Man Longmont that contributed an additional $585 of gross profit during the three months ended June 30, 2023, as compared to the prior period.

Operating Expenses

The decrease of $20,883 in operating expenses for the three months ended June 30, 2023, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $9,258, depreciation and amortization of $5,755, professional fees of $1,581, advertisement and promotion expenses of $2,874, and operating office and general expenses of $1,030,

Other Expense, Net

The increase in other expense, net of $9,336 for the three months ended June 30, 2023, as compared to the prior year period, was primarily due to an increase in interest expense on debt of $1,212, amortization of debt issuance costs of $18, loss on disposal of group of $9,649, reduction in fair value of the derivative liability of $6,380 and restructuring expense of $66. This was partially offset by a decrease in other expenses of $7,202, an earnout adjustment of $476, and interest on lease of $311.

Provisions for Income Taxes

The Company recorded income tax expense of $6,305 for the three months ended June 30, 2023, as compared to an income tax expense of $18,702 for the three months ended June 30, 2022.

For the period ended June 30, 2023 the company has a Deferred Tax Asset of approximately $16,661 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize the full tax benefit for this specific deferred tax asset.

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	For the six months ended
	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues	$253,779	$252,658	$1,121	0%
Cost of sales related to inventory production	(154,576)	(145,183)	(9,393)	6%
Gross profit	$99,203	$107,475	$(8,272)	(8)%
Selling, general and administrative expenses	(107,423)	(144,248)	36,825	(26)%
Profit (loss) from operations	(8,220)	(36,773)	28,553	(78)%
Other (expense) income, net	(40,395)	(26,054)	(14,341)	55%
Loss before provision for income taxes	(48,615)	(62,827)	14,212	(23)%
Income tax expense	(16,994)	(19,334)	2,340	(12)%
Net loss	(65,609)	(82,161)	16,552	(20)%
Net income (loss) attributable to non-controlling interests	594	(1,697)	2,291	(135)%
Net loss attributable to Columbia Care Inc.	$(66,203)	$(80,464)	$14,261	(18)%

Revenues

The increase in revenue of $1,121 for the six months ended June 30, 2023, as compared to the prior year period, was driven by the expansion of new retail facilities which contributed to a revenue growth of $9,418 as compared to the prior period and our acquisition of Medicine Man Longmont which contributed an additional $3,477 of revenue during the six months ended June 30, 2023, as compared to the prior period. This was offset by a net decline in revenue of $11,774 in our existing wholesale and retail facilities.

Cost of Sales

The increase in cost of sales of $9,393 for the six months ended June 30, 2023, as compared to the prior year period, was driven by a cost of sales increase of $3,761 in our existing wholesale and retail facilities. The expansion of new retail facilities contributed to a cost of sales growth of $3,420 as compared to the prior period and our acquisition of Medicine Man Longmont contributed to an additional $2,211 of cost of sales during the three months ended June 30, 2023, as compared to the prior period.

Gross Profit

The decrease in gross profit of $8,272 for the six months ended June 30, 2023, as compared to the prior year period, was primarily driven by a gross profit decrease of $15,535 in our existing wholesale and retail facilities. This was offset by an expansion of new wholesale and retail facilities contributing gross profit growth of $5,997 as compared to the prior period and our acquisition of Medicine Man Longmont that contributed an additional $1,266 of gross profit during the six months ended June 30, 2023, as compared to the prior period.

Operating Expenses

The decrease of $36,825 in operating expenses for the six months ended June 30, 2023, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $11,063, depreciation and amortization of $12,876, professional fees of $5,537, advertisement and promotion expenses of $5,192, operating office and general expenses of $1,595, and other fees and expenses of $542.

Other Expense, Net

The increase in other expense, net of $14,341 for the six months ended June 30, 2023, as compared to the prior year period, was primarily due to an increase in interest expense on debt of $2,181, amortization of debt issuance costs of $270, loss on disposal of group of $9,049, reduction in fair value of the derivative liability of $5,727, loss on deconsolidation of $2,473, and restructuring expense of $3,244. This was partially offset by a decrease in other expenses of $7,516, an earnout adjustment of $476, and interest on lease of $639.

Provisions for Income Taxes

The Company recorded income tax expense of $16,994 for the six months ended June 30, 2023, as compared to an income tax expense of $19,334 for the six months ended June 30, 2022.

For the period ended June 30, 2023 the company has a Deferred Tax Asset of approximately $16,661 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize the full tax benefit for this specific deferred tax asset.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023, and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(29,037)	$(54,255)	$(65,609)	$(82,161)
Income tax	6,305	18,702	16,994	19,334
Depreciation and amortization	14,615	20,058	29,678	41,268
Interest expense, net and debt amortization	13,785	11,499	27,456	24,169
EBITDA (Non-GAAP measure)	$5,668	$(3,996)	$8,519	$2,610
Adjustments:
Share-based compensation	3,468	7,678	9,983	14,052
Transaction and other non-core costs, including costs associated with the Cresco transaction, litigation expenses and other costs related to restructuring	1,465	14,727	2,782	18,013
Fair-value changes on derivative liabilities	—	(6,380)	30	(5,697)
Restructuring expense	66	—	3,244	—
Loss on deconsolidation	—	—	2,473	—
Impairment on disposal group	9,649	—	9,649	—
Gain on remeasurement of contingent consideration	—	—	—	—
Acquisition and settlement of pre-existing relationships	—	—	—	—
Earnout liability accrual	—	—	—	—
Adjusted EBITDA (Non-GAAP measure)	$20,316	$12,029	$36,680	$28,978
Revenue	$129,244	$129,571	$253,779	$252,658
Adjusted EBITDA (Non-GAAP measure)	20,316	12,029	36,680	28,978
Adjusted EBITDA margin (Non-GAAP measure)	15.7%	9.3%	14.5%	11.5%
Revenue	$129,244	$129,571	$253,779	$252,658
Gross profit	52,122	50,848	99,203	107,475
Gross margin	40.3%	39.2%	39.1%	42.5%

Adjusted EBITDA

The increase in Adjusted EBITDA for the three and six months ended June 30, 2023, as compared to the prior year periods, was primarily driven by restructuring and disposal activity in addition to improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

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

We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of June 30, 2023, we did not have any significant external capital requirements.

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

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six months ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(3,718)	$(99,783)
Net cash used in investing activities	(2,315)	(57,682)
Net (used in)/cash provided by financing activities	(5,123)	157,707
Net (decrease)/increase in cash and cash equivalents	$(11,156)	$242

Operating Activities

During the six months ended June 30, 2023, operating activities used $3,718 of cash, primarily resulting from a net loss of $65,609, a change in deferred taxes of $4,384, and net changes in operating assets and liabilities of $7,766; this was partially offset by depreciation and amortization of $29,678, equity-based compensation expense of $9,983, loss on disposal group of $9,649, loss on deconsolidation of subsidiary of $2,473, and debt amortization expense of $4,485. The net change in operating assets and liabilities was primarily due to a decrease in other assets of $9,317, an increase in accounts payable of $10,949, and an increase in income tax payable of $13,485; this was offset by an increase in accounts receivable of $4,454, an increase in inventory of $5,397, an increase in prepaid expenses and other current assets of $6,538, and a decrease in other long-term liabilities of $4,496,

During the six months ended June 30, 2022, operating activities used $99,783 of cash, primarily resulting from a net loss of $82,161 and net changes in operating assets and liabilities of $86,558; this was partially offset by depreciation and amortization of $41,268, equity-based compensation expense of $14,052, debt amortization expense of $4,073, a change in fair value of a derivative liability of $5,697, and a change in deferred taxes of $13,762.

Investing Activities

During the six months ended June 30, 2023, investing activities used $2,315 of cash pursuant to purchases of property and equipment of $5,740. This was partially offset by proceeds from the deconsolidation of the Company's Missouri entity of $3,040, proceeds from sale of plant, property, and equipment of $169, and cash received from deposits of $216.

During the six months ended June 30, 2022, investing activities used $57,682 of cash pursuant to purchases of property and equipment of $58,673; this was partially offset by proceeds from the sale of property and equipment of $255 and cash received on deposits of $1,699.

Financing Activities

During the six months ended June 30, 2023, financing activities used $5,123 of cash, mainly due to the payment of lease liabilities of $3,196, distributions to non-controlling interest holders of $431, taxes paid on equity-based compensation of $433, and repayment of a seller's note of $750.

During the six months ended June 30, 2022, financing activities provided $157,707 of cash, mainly due to $153,250 in net proceeds received from the issuance of debt and the issuance of a mortgage of $16,500; this was partially offset by lease liability payments of $2,966 and a debt issuance cost of $7,698.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of June 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$372,567	$13,832	$32,438	$28,966	$26,669	$26,177	$244,485
Sale-Leaseback commitments	$202,893	$9,922	$10,243	$10,573	$10,915	$11,268	$149,972
2026 Notes	$185,000	$—	$—	$185,000	$—	$—	$—
Term debt (principal)	$38,215	$38,215	$—	$—	$—	$—	$—
Acquisition related term debt	$3,162	$107	$111	$116	$120	$125	$2,583
Interest on term debt	$47,607	$18,284	$17,695	$10,565	$111	$106	$846
Convertible debt (principal)	$80,100	$5,600	$74,500	$—	$—	$—	$—
Interest on convertible debt	$9,048	$4,602	$4,446	$—	$—	$—	$—
Mortgage notes (principal)	$35,703	$498	$564	$627	$18,416	$15,598	$—
Mortgage notes (interest)	$14,105	$3,788	$3,721	$3,658	$2,802	$136	$—
Closing promissory note (principal)	$2,250	$1,125	$1,125	$—	$—	$—	$—
Closing promissory note (interest)	$158	$113	$45	$—	$—	$—	$—
Acquisition related real estate notes (principal)	$7,000	$7,000	$—	$—	$—	$—	$—
Acquisition related real estate notes (interest)	$300	$300	$—	$—	$—	$—	$—
Total contractual obligations	$998,108	$103,386	$144,888	$239,505	$59,033	$53,410	$397,886

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2023 and December 31, 2022, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

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

As of June 30, 2023, and December 31, 2022, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three and six months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit Index

Exhibit Number	Description
2.1

Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2022)

2.2

Amending Agreement, dated February 27, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2023)

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

Termination Agreement, dated July 31, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on August 3, 2023

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

COLUMBIA CARE INC

Date: August 14, 2023	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date: August 14, 2023	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer