Form 10-Q
period 2023-09-30
Cannabist Co Holdings Inc.
filed 2023-11-14
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __to __

Commission File Number: 000-56294

THE CANNABIST COMPANY HOLDINGS INC.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 8, 2023, there were 419,187,861 shares of common stock, no par value per share (the “Common Shares”), outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•
the impact of the termination of the Cresco Transaction (as defined herein) on the Company’s current and future operations, financial condition and prospects;
•
the costs of the Cresco Transaction (as defined herein);
•
the impact of the Company's corporate restructuring plan;
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
•
reliance on management;
•
litigation;
•
future results and financial projections; and
•
the impact of global financial conditions.

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

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$60,273	$48,154
Accounts receivable, net of allowances of $3,293 and $3,142, respectively	24,990	10,087
Inventory	118,146	127,905
Prepaid expenses and other current assets	27,320	21,942
Assets held for sale	100	29,089
Total current assets	230,829	237,177

Property and equipment, net	326,725	357,993
Right of use assets - operating leases, net	183,570	174,472
Right of use assets - finance leases, net	38,781	45,423
Deferred taxes	3,467	—
Goodwill	19,274	19,274
Intangible assets, net	127,590	145,265
Other non-current assets	18,158	15,122
Total assets	$948,394	$994,726

Liabilities and Equity
Current liabilities:
Accounts payable	41,492	$23,775
Accrued expenses and other current liabilities	55,946	64,574
Income tax payable	44,739	33,961
Current portion of lease liability - operating leases	9,839	6,762
Current portion of lease liability - finance leases	7,154	6,552
Current portion of long-term debt, net	38,098	47,315
Liabilities held for sale	—	20,179
Total current liabilities	$197,268	$203,118

Long-term debt, net	294,401	281,705
Deferred taxes	—	2,903
Long-term lease liability - operating leases	183,083	174,312
Long-term lease liability - finance leases	45,743	50,586
Derivative liability	290	235
Other long-term liabilities	76,823	74,964
Total liabilities	797,608	787,823

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of September 30, 2023 and December 31, 2022, respectively, 418,915,272 and 391,238,484 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of September 30, 2023 and December 31, 2022, respectively, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of September 30, 2023 and December 31, 2022, respectively; 9,955,661 and 10,009,819 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	1,159,007	1,117,287
Accumulated deficit	(1,006,931)	(904,003)
Equity attributable to The Cannabist Company Holdings Inc.	152,076	213,284
Non-controlling interest	(1,290)	(6,381)
Total equity	150,786	206,903
Total liabilities and equity	$948,394	$994,726

The accompanying notes are an integral part of these Condensed Consolidated Interim Balance Sheets.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net of discounts	$129,183	$132,733	$382,962	$385,391
Cost of sales related to inventory production	(92,041)	(80,462)	(246,617)	(225,645)
Cost of sales related to business combination fair value adjustments to inventory	-	(136)	—	(136)
Gross Margin	$37,142	$52,135	$136,345	$159,610
Selling, general and administrative expenses	(56,472)	(70,845)	(163,895)	(215,093)
Loss from operations	(19,330)	(18,710)	(27,550)	(55,483)
Other expense:
Interest expense on leases	(1,029)	(1,365)	(3,186)	(4,161)
Interest expense	(13,471)	(12,974)	(38,770)	(35,702)
Other (income) expense, net	(53)	1,321	(12,992)	791
Total other expense	(14,553)	(13,018)	(54,948)	(39,072)

Loss before provision for income taxes	(33,883)	(31,728)	(82,498)	(94,555)
Income tax expense	(2,297)	(6,575)	(19,291)	(25,909)
Net loss and comprehensive loss	(36,180)	(38,303)	(101,789)	(120,464)
Net income (loss) attributable to non-controlling interests	545	(2,872)	1,139	(4,569)
Net loss attributable to shareholders	$(36,725)	$(35,431)	$(102,928)	$(115,895)

Weighted-average number of shares used in earnings per share - basic and diluted	409,113,721	399,227,935	405,472,948	389,966,408
Loss attributable to shares (basic and diluted)	$(0.09)	$(0.09)	$(0.25)	$(0.30)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	181,325
Equity-based compensation (1)	3,413,933	—	2,939	—	2,939	—	2,939
Distributions to non-controlling interest holders	—	—	—	—	—	(431)	(431)
Net loss	—	—	—	(28,863)	(28,863)	(174)	(29,037)
Balance, June 30, 2023	396,823,519	9,955,661	$1,126,837	$(970,206)	$156,631	$(1,835)	154,796
Equity-based compensation (1)	204,513	—	8,298	—	8,298	—	8,298
Issuance of shares	21,887,240	—	23,872	—	23,872	—	23,872
Net loss	—	—	—	(36,725)	(36,725)	545	(36,180)
Balance, September 30, 2023	418,915,272	9,955,661	$1,159,007	$(1,006,931)	$152,076	$(1,290)	$150,786

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Statements of Changes in Equity.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation(1)	237,486	—	6,358	—	6,358	—	6,358
Warrants exercised	180,000	—	425	—	425	—	425
Net loss	—	—	—	(26,636)	(26,636)	(1,270)	(27,906)
Balance as of March 31, 2022	361,840,756	14,729,636	$1,046,509	$(494,971)	$551,538	$(21,838)	$529,700
Equity-based compensation (1)	21,034,418	—	49,346	—	49,346	—	49,346
Issuance of shares in connection with acquisitions	1,099,549	—	3,178	—	3,178	—	3,178
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Conversion of convertible notes	—	—	—	—	—	—	—
Conversion between classes of shares	2,431,508	(2,431,508)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Warrants exercised	—	—	—	—	—	—	—
Net loss	—	—	—	(53,828)	(53,828)	(427)	(54,255)
Balance, June 30, 2022	386,406,231	12,298,128	$1,099,033	$(568,462)	$530,571	$(2,602)	$527,969
Equity-based compensation (1)	—	—	6,780	—	6,780	—	6,780
Issuance of shares in connection with acquisitions	983,040	—	4,431	—	4,431	—	4,431
Conversion between classes of shares	284,239	(284,239)	—	—	—	—	—
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Net loss	—	—	—	(35,431)	(35,431)	(2,872)	(38,303)
Balance, September 30, 2022	387,673,510	12,013,889	$1,110,244	$(603,893)	$506,351	$(5,474)	$500,877

•
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Statements of Changes in Equity.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(101,789)	$(120,464)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	47,607	63,077
Equity-based compensation	18,304	20,649
Debt amortization expense	7,366	6,278
Earnout adjustment	—	349
Loss on disposal group	10,750	—
Provision for obsolete inventory and other assets	8,126	5,040
(Gain) / loss on remeasurement of contingent consideration	—	(37,362)
Change in fair value of derivative liability	55	(5,940)
Loss on deconsolidation of subsidiary	2,473	—
Deferred taxes	(6,475)	(4,749)
Other	646	682
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(15,718)	5,526
Inventory	652	(40,346)
Prepaid expenses and other current assets	(4,933)	7,623
Other assets	12,270	977
Accounts payable	20,092	(8,821)
Payroll liabilities	(86)	—
Accrued expenses and other current liabilities	(7,264)	12,899
Income taxes payable	11,306	(20,636)
Other long-term liabilities	(5,291)	(1,335)
Net cash used in operating activities	(1,909)	(116,553)
Cash flows from investing activities:
Purchases of property and equipment	(8,260)	(69,362)
Cash paid for acquisitions, net of cash acquired	—	19
Proceeds from sale of plant, property and equipment	3,189	358
Proceeds from deconsolidation of Missouri entity	3,040	—
Proceeds for stock issuance	23,872	—
Cash received (paid) on deposits, net	97	(2,973)
Net cash provided by (used in) investing activities	21,938	(71,958)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants	—	153,250
Payment of debt issuance costs	(220)	(7,699)
Payment of lease liabilities	(6,153)	(2,965)
Repayment of sellers note	(1,125)	(1,500)
Repayment of debt	(5,592)	(457)
Issuance of Mortgage	8,050	16,500
Distributions to non-controlling interest holders	(431)	—
Exercise of warrants	—	425
Taxes paid on equity based compensation	(456)	(218)
Net cash provided by (used in) financing activities	(5,927)	157,336

Net increase (decrease) in cash	14,102	(31,175)
Cash and restricted cash at beginning of the period	49,488	82,533
Cash and restricted cash at end of period	$63,590	$51,358
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$60,273	$50,023
Restricted cash	$3,317	$1,335
Cash and restricted cash, end of period	$63,590	$51,358
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,833	$18,862
Operating cash flows from finance leases	$3,184	$4,355
Financing cash flows from finance leases	$5,084	$4,305
Cash paid for interest on other obligations	$31,274	$24,545
Cash paid for income taxes	$14,979	$51,435
Lease liabilities arising from the recognition of finance right-of-use assets	$1,016	$20,046
Lease liabilities arising from the recognition of operating right-of-use assets	$8,210	$1,891
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$31	$2,513
Non-cash equity issuance costs within accrued expenses and accounts payable	$147	$7,609

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Statements of Cashflows.

THE CANNABIST COMPANY HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE three and NINE months ended SEPTEMBER 30, 2023, and 2022

(Expressed in thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

1.
OPERATIONS OF THE COMPANY

The Cannabist Company Holdings Inc. (“the Company”, “the Parent”, or "Cannabist Company"), formerly known as Columbia Care Inc., was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company's principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 680 Fifth Ave. 24th Floor, New York, New York 10019. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.

On April 26, 2019, the Company completed a reverse takeover (“RTO”) transaction and private placement. Following the RTO, the Company’s Common Shares were listed on Cboe Canada (formerly known as the NEO Exchange), trading under the symbol “CCHW”. Effective September 19, 2023, the Company changed its name from “Columbia Care Inc.” to “The Cannabist Company Holdings Inc.” (the “Name Change”). In connection with the Name Change, on September 21, 2023, the Company’s Common Shares and warrants began trading under the ticker symbols “CBST” and “CBST.WT”, respectively, on Cboe Canada. On September 26, 2023, the Company’s Common Shares began trading on the OTCQX Best Market under the ticker symbol “CBSTF”. The Company’s Common Shares are also listed on the Frankfurt Stock Exchange under the symbol “3LP”.

Recent Developments

Mutual Termination of Arrangement Agreement with Cresco Labs:

As previously disclosed, on March 23, 2022, Cannabist Company entered into a definitive arrangement agreement, as amended on February 27, 2023 (the “Arrangement Agreement) with Cresco Labs LLC (“Cresco Labs”), pursuant to which, Cresco Labs agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding common shares and proportionate voting shares of Cannabist Company, pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

As previously disclosed, Cannabist Company and Cresco Labs were not able to complete the divestitures necessary to secure all necessary regulatory approvals to close the Arrangement by the outside date (June 30, 2023) specified in the Arrangement Agreement.

On July 31, 2023, Cannabist Company and Cresco Labs entered into a termination agreement (the “Termination Agreement”), pursuant to which Cannabist Company and Cresco Labs agreed to terminate the Arrangement Agreement. The Termination Agreement provides for the release by each party of certain claims arising from or relating to the Arrangement, the Arrangement Agreement, the transactions contemplated therein or the circumstances relating thereto. There are no penalties or fees related to the mutual agreement to terminate the Arrangement.

Voluntary Delisting of Common Shares from Canadian Securities Exchange:

The Company voluntarily delisted its Common Shares from the facilities of the Canadian Securities Exchange, effective as of market close on August 2, 2023. Cannabist Company's common shares will continue trading on the Cboe Canada, the new business name of the NEO Exchange. Cboe Canada will remain the Company’s primary securities exchange, as it has been since the Company’s initial public listing.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The preparation of these unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

The unaudited condensed consolidated interim financial statements are presented in United States dollars except as otherwise indicated. All references to C$, CAD$ and CDN$ are to Canadian dollars.

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s 2022 Form 10-K, filed with the SEC, on March 29, 2023. There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Dispensary	$113,487	$111,960	$336,681	$328,070
Cultivation and wholesale	15,694	20,754	46,246	57,223
Other	2	19	35	98
	$129,183	$132,733	382,962	$385,391

During the three and nine months ended September 30, 2023, the Company netted discounts of $34,248 and $102,012, respectively, against the revenues. During the three and nine months ended September 30, 2022, the Company netted discounts of $26,156 and $74,775, respectively, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

Income taxes

The Company calculated its actual effective tax rate for the interim period and applied that rate to the interim period results. In accordance with ASC 740-270, at the end of each interim period the Company is required to determine its best estimate of its annual effective tax rate and apply that rate in providing income taxes on an interim period. However, in certain circumstances when the Company concludes it is unable to reliably estimate the annual effective tax rate for the year, the actual effective tax rate for the interim period may be used. The Company believes that, at this time, the use of the actual effective tax rate is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the stage of growth of the business, and the correlation of Selling, General, and Administrative ("SG&A") expenses to revenue that are permanently disallowed via Section 280E of the Internal Revenue Code.

Modification of debt

The Company accounts for modifications of debt arrangements in accordance with ASC 470-50 Modifications and Extinguishments (“ASC 470-50”). As such, the Company continues to amortize any remaining unamortized debt discount as of the debt modification date over the term of the amended debt. The Company expenses any fees paid to third parties and capitalizes creditor fees associated with the modification as a debt discount and amortizes them over the term of the amended debt. There have been no related modifications of the Company’s debt for the three and nine month periods ended September 30, 2023.

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

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	September 30, 2023	December 31, 2022
Accessories and supplies	$1,570	$1,506
Work-in-process - cannabis in cures and final vault	87,646	92,963
Finished goods - dried cannabis, concentrate and edible products	28,930	33,436
Total inventory	$118,146	$127,905

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $7,489 and $8,126, respectively, during the three and nine months ended September 30, 2023 compared to $4,760 and $7,160 respectively during the three and nine months ended September 30, 2022.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	September 30, 2023	December 31, 2022
2026 Notes	$185,000	$185,000
Term debt	$38,215	38,215
2025 Convertible Notes	$74,500	74,500
Mortgage Note	$43,640	35,965
2023 Convertible Notes	$5,600	5,600
Acquisition related real estate notes	$—	7,000
Acquisition related promissory notes	$1,875	3,000
Acquisition related term debt	$—	3,214
	$348,830	352,494
Unamortized debt discount	$(7,733)	(12,483)
Unamortized deferred financing costs	$(8,598)	(11,016)
Unamortized debt premium	$—	25
Total debt, net	$332,499	329,020
Less current portion, net*	$(38,098)	(47,315)
Long-term portion	$294,401	$281,705

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of September 30, 2023.

2025 Convertible Notes

On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74,500. The 2025 Convertible Notes are senior secured obligations of the Company and will accrue interest payable semiannually in arrears and mature on June 29, 2025, unless earlier converted, redeemed or repurchased. The 2025 Convertible Notes shall be convertible, at the option of the holder, from the date of issuance until the date that is 10 days prior to their maturity date into Common Shares of the Company at a conversion price equal to $6.49 payable on the business day prior to the date of conversion, adjusted downwards for any cash dividends paid to holders of Common Shares and other customary adjustments. The Company may redeem the 2025 Convertible Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or Cboe Canada for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120.0% of the conversion price of the 2025 Convertible Notes at a Redemption Price equal to 100.0% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued but unpaid interest, if any, up to but excluding the Redemption Date.

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

2023 Convertible Notes

On June 19, 2020, the Company completed the first tranche of an offering of senior secured convertible notes (“2023 Convertible Notes”) for an aggregate principal amount of $12,800. During July 2020, the Company completed subsequent tranches for an aggregate principal amount of $5,960. The 2023 Convertible Notes can be exchanged into Common Shares at a conversion price of C$3.79. For the purposes of determining the number of Common Shares issuable upon conversion of the 2023 Convertible Notes, the principal amount of the 2023 Convertible Notes surrendered for conversion shall be deemed converted from U.S. Dollars into Canadian Dollars, using the end-of-day exchange rate published by the Bank of Canada on the date immediately preceding the date that the 2023 Convertible Note is surrendered for conversion. The 2023 Convertible Notes require interest-only payments until December 19, 2023, at a rate of 5.0% per annum, payable semi-annually on June 30 and December 31 commencing on December 31, 2020. The 2023 Convertible Notes are due in full on December 19, 2023. The Company incurred financing costs of $175 in connection with issuance of the 2023 Convertible Notes. The Company determined that the 2023 Convertible Notes represent an obligation to issue a variable number of shares for a variable amount of liability, as the amount of the liability to be settled depends on the applicable foreign exchange rate at the date of settlement. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Upon initial recognition, the Company recorded a derivative liability of $5,364 within other long-term liabilities in the consolidated balance sheets and a corresponding debt discount, reflected as a reduction to the carrying value of the 2023 Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2023 Convertible Notes.

Private Placement

On February 3, 2022, Cannabist Company closed a private placement (the “February 2022 Private Placement”) of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% senior secured first-lien notes (the “13.0% Term Debt”), pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, will be amortized over the term of the

2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

Conversion of Convertible notes

In April 2021, the Company offered an incentive program to the holders of the 2023 Convertible Notes, pursuant to which, the Company would issue to each noteholder that surrendered its 2023 Convertible Notes for conversion on or before May 28, 2021, 20 Common Shares of the Company on a private placement basis for each one-thousand US dollars aggregate principal amount of 2023 Convertible Notes surrendered for conversion. Pursuant to this incentive program, 4,550,139 shares were issued upon of conversion of $13,160 of 2023 Convertible Notes. These conversions resulted in recognition of a loss on conversion of $1,580, write down of derivative liability, debt discount and debt amortization of $12,127, $2,855 and $93, respectively and a corresponding credit to paid in capital of $23,919. Holders of $5,600 aggregate principal amount of the 2023 Convertible Notes did not convert their debt into Common Shares and as of September 30, 2023, $5,600 of the convertible debt issued in 2020 was still outstanding.

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of September 30, 2023. In connection with this mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of September 30, 2023. In connection with this mortgage, the Company incurred financing costs of $209.

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•
The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•
The second agreement provides for $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

Debt Transactions

The Company entered into a non-binding agreement with the September 2023 Investors (as defined in Note 10 below) with respect to the repurchase by the Company of up to $25 million of principal amount of their holdings in the 6.0% senior secured convertible notes due June 2025 of the Company (the “2025 Convertible Notes”). The purchase price is expected to be payable in Common Shares. Completion of these transactions are subject to definitive documentation and receipt of all necessary regulatory approvals.

Partial Redemption of 13% Notes due 2024

As described further in Note 10, on October 23, 2023, the Company retired $25 million of its 13% Notes due May 2024 (the “2024 Notes”) through a proportional redemption process. This action supersedes and replaces the prior commitments received from several holders of the 2024 notes to exchange into the Company’s 9.5% senior secured notes due February 2026, on a one-for-one basis.

Term debt

On March 31, 2020 and April 23, 2020, the Company completed the first and second tranches of a private placement of notes (“Private Notes”) for an aggregate principal amount of $14,250 and $1,000, respectively. The Private Notes required interest-only payments through March 30, 2024, at a rate of 9.9% per annum, payable semi-annually on March 31 and September 30 commencing on September 30, 2020. The Private Notes were due in full on March 30, 2024. In connection with the first and second tranche offerings of the Private Notes, the Company issued 1,723,250 common share purchase warrants at an exercise price of C$3.10.

On May 14, 2020, the Company completed a private placement of an aggregate of 19,115 senior secured first-lien note units (the “May Units”) for aggregate gross proceeds of $19,115, each May Unit being comprised of (i) $1,000 principal amount of 2024 Notes and (ii) 120 Common Share purchase warrants (the “May Warrants”) with an exercise price of C$2.95 per underlying Common Share (the “May Private Placement”). Concurrent with the closing of the May Private Placement, the Private Notes were exchanged for 2024 Notes. In addition, holders of Private Notes were issued additional 130,388 May Warrants with an exercise price of C$2.95.

On July 2, 2020, the Company completed a second private placement of an aggregate of 4,000 units (the “July Units”) for aggregate gross proceeds of $4,000, each July Unit being comprised of (i) $1,000 Notes and (ii) 75 Common Share purchase warrants (the “July Warrants”) with an exercise price of C$4.53 per underlying Common Share.

On October 29, 2020, November 10, 2020 and November 27, 2020, the Company completed private placements of an aggregate of 20,000, 8,400 and 3,000 units (the “Early November Units”), respectively, for aggregate gross proceeds of $32,054, each unit being comprised of (i) $1,000 Notes and (ii) 60 Common Share purchase warrants (the “Fall Warrants” and together with the May Warrants and July Warrants, the “Warrants”) with an exercise price of C$5.84 per underlying Common Share.

On November 30, 2020, the Company completed another private placement of an aggregate of 200 units (the “Late November Units”) and together with the May Units, the July Units and the Early November Units, respectively for aggregate gross proceeds of $200, each unit being comprised of (i) $1,000 Notes and (ii) 125 Fall Warrants.

At the option of the holder, each Warrant could be exchanged for one Common Share. The Warrants expired on May 14, 2023.

The 2024 Notes require interest-only payments through May 14, 2024, at a rate of 13.0% per annum, payable semi-annually on May 31 and November 30, which commenced on November 30, 2020. The 2024 Notes are due in full on May 14, 2024. The Company incurred financing costs of $3,373 in connection with the issuance of these 2024 Notes. The 2024 Notes contain customary terms and conditions, representations and warranties, and events of default.

Upon initial recognition, the Company recorded $6,298 to equity reserves, reflecting the fair value of the Warrants issued, with a corresponding reduction to the carrying value of the 2024 Notes. The debt discount will be amortized to interest expense over the term of the 2024 Notes using the effective interest method.

Total interest and amortization expense on the Company’s debt obligations during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense on debt	$10,713	$10,801	$31,746	$29,653
Amortization of debt discount	1,997	1,325	4,648	3,922
Amortization of debt premium	—	(38)	—	(125)
Amortization of debt issuance costs	884	917	2,718	2,481
Other interest income, net	(123)	(31)	(342)	(229)
Total interest expense, net	$13,471	$12,974	$38,770	$35,702

The weighted average interest rate on the Company’s indebtedness was 9.2%.

5.
RECENT ACQUISITIONS

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

6.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	September 30, 2023	December 31, 2022
Land and buildings	$115,276	$128,389
Furniture and fixtures	11,131	8,773
Equipment	43,248	38,467
Computers and software	4,107	3,537
Leasehold improvements	208,654	193,454
Construction in process	52,963	56,398
Total property and equipment, gross	435,379	429,018
Less: Accumulated depreciation	(108,654)	(71,025)
Total property and equipment, net	$326,725	$357,993

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total depreciation expense for year ended	$10,612	$8,583	$26,109	$23,715
Included in:
Costs of sales related to inventory production	$6,154	$4,865	15,379	13,353
Selling, general and administrative expenses	$4,458	$3,718	10,730	10,362

Non-core Asset Sales

Following the announcement of the first stage of non-core/underperforming asset sales in Missouri, during the quarter ended September 30, 2023 the Company closed on the sale of its Downtown Los Angeles facility, consisting of a single dispensary and a cultivation facility. Gross proceeds were approximately $9 million, with net proceeds approximately $3 million after taxes and the repayment of the outstanding mortgage.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	September 30, 2023	December 31, 2022
Prepaid expenses	$8,687	7,151
Short term deposits	2,615	1,814
Other current assets	15,708	12,286
Excise and sales tax receivable	310	691
Prepaid expenses and other current assets	$27,320	$21,942

8.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	September 30, 2023	December 31, 2022
Long term deposits	$8,694	$8,090
Indemnification receivable	2,774	2,774
Investment in affiliates	774	775
Restricted cash	3,317	1,335
Notes receivable	2,599	2,148
Other non-current assets	$18,158	$15,122

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	September 30, 2023	December 31, 2022
Accrued acquisition and settlement of pre-existing relationships	$—	$100
Taxes - property and other	10,125	9,306
Other accrued expenses	24,902	29,021
Payroll liabilities	14,421	14,516
Other current liabilities	6,498	10,011
Construction in progress	—	1,620
Accrued expenses and other current liabilities	$55,946	$64,574

As of September 30, 2023, other accrued expenses include approximately $14,529 relating to a combination of indemnification claims, notices and demand letters received by the Company, including, without limitation, potential disputes arising out of the Green Leaf Transaction, together with a general accrual for estimated fees anticipated to close these matters. The outcome of any of these matters cannot yet be determined with any certainty and the Company will continue to rigorously defend any claims made against it.

10.
SHAREHOLDERS’ EQUITY

The Company had the following activity during the nine months ended September 30, 2023:

•
Issued 5,735,390 Common Shares upon vesting of Restricted Stock Units (RSUs) during the nine months ended September 30, 2023.
•
Issued 21,887,240 Common Shares in connection with the September 2023 Offering (as defined below).

September 2023 Offering

On September 18, 2023, the Company entered into subscription agreements with institutional investors (the “September 2023 Investors”) for the purchase and sale of 22,244,210 units of the Company (the “September 2023 Units”) at a price of C$1.52 per September 2023 Unit (the “Issue Price”) pursuant to a private placement (the “September 2023 Offering”), for aggregate gross proceeds of approximately C$33.8 million or approximately $25 million (the “Initial Tranche”). Each September 2023 Unit consists of one Common Share (or Common Share equivalent) and one half of one warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche (each full warrant, a “September 2023 Warrant”). The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 pre-funded warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share (the “September 2023 Pre-Funded Warrants”). The September 2023 Offering closed on September 21, 2023.

The Company used the proceeds from the September 2023 Offering to reduce its outstanding indebtedness, as described further in Note 19 below.

The September 2023 Investors had the option to purchase $25 million in additional September 2023 Units at a price equal to the Issue Price, upon written notice to the Company at any time up to November 2, 2023, which was not exercised. In connection with the September 2023 Offering, the Company and the September 2023 Investors entered into a customary registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 on October 17, 2023, which became effective on October 26, 2023, to register the resale of the Common Shares underlying the September 2023 Units. The September 2023 Units are subject to limited lock-up requirements.

11.
WARRANTS

As of September 30, 2023 and December 31, 2022, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	September 30, 2023		December 31, 2022
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
May 8, 2021	—	5.71	—	5.71
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
March 31, 2023	—	3.10	1,723,250	3.10
May 14, 2023	—	2.95	1,818,788	2.95
May 14, 2023	—	4.53	—	4.53
May 14, 2023	—	5.84	1,897,000	5.84
	6,043,728	$10.11	11,482,766	$7.22

Warrant activity for the nine months ended September 30, 2023 and 2022 are summarized in the table below:

		Weighted average
	Number of	exercise price
	Warrants	(Canadian Dollars)
Balance as of December 31, 2021	11,662,766	$7.15
Exercised	(180,000)	2.95
Balance as of September 30, 2022	11,482,766	7.22

Balance as of December 31, 2022	11,482,766	7.22
Exercised	—	—
Expired	(5,439,038)	4.01
Balance as of September 30, 2023	6,043,728	10.11

12.
LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(36,180)	$(38,303)	$(101,789)	$(120,464)
Less: Net loss attributable to non-controlling interests	545	(2,872)	1,139	(4,569)
Net loss attributable to shareholders	$(36,725)	$(35,431)	$(102,928)	$(115,895)

Denominator:
Weighted average shares outstanding - basic and diluted	409,113,721	399,227,935	405,472,948	389,966,408
Loss per share - basic and diluted	$(0.09)	$(0.09)	$(0.25)	$(0.30)

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

The Green Leaf Transaction closed on June 11, 2021. By letters dated April 22, 2022, June 1, 2022 and March 14, 2023, the Company notified the shareholder representative (“SRS”) for the former Green Leaf shareholders that the Company was seeking indemnification of approximately $11 million for certain preclosing taxes paid by the Company on behalf of the former Green Leaf shareholders. By letter dated July 14, 2022, SRS notified the Company that the former Green Leaf shareholders were making an indemnification claim to the Company for $17.6 million related to alleged damages arising out of certain alleged undisclosed and under-disclosed litigation matters. By letter dated October 6, 2022, SRS sent an updated demand letter seeking in excess of $75 million from the Company. In addition to the claims raised in SRS’s July 14, 2022 letter, SRS demanded payment of at least $58 million for Green Leaf's purported achievement of a milestone payout contemplated in the Green Leaf Transaction for the time period July 1, 2021 to June 30, 2022. The Company, based on a third-party assessment, determined that the milestone was not achieved. The parties engaged in preliminary negotiations, including a non-binding mediation, about the possibility of entering into a global resolution of outstanding disputes. On March 2, 2023, SRS filed a complaint in the Circuit Court for Baltimore City, Maryland (the “Court”) against the Company, a Company subsidiary, the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, seeking in excess of $72 million in damages, in addition to punitive damages, based on asserted legal claims of breach of contract, fraud and intentional misrepresentation, negligent misrepresentation, tortious interference with a contract, breach of a fiduciary duty, aiding and abetting a breach of a fiduciary duty and civil conspiracy. On August 29, 2023, the Court dismissed all claims in the Complaint other than the breach of contract claim, thereby resulting in the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, no longer being parties in the lawsuit. On October 20, 2023, SRS as well as certain former Green Leaf executives, as individuals and on behalf of former Green Leaf shareholders, filed an amended complaint against the Company and a subsidiary of the Company asserting breach of contract claims. The Company will assert defenses with respect to the claims in the amended complaint. However, there can be no assurance that such defenses will be successful and, if they are not successful, that the direct or indirect losses will not be material. Separately, the Company intends to continue to pursue legal recourse against the former Green Leaf shareholders with respect to the approximately $11 million owed to the Company for certain preclosing tax payments.

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

14.
FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Derivative liability	$—	$—	$(290)	$(290)
	$—	$—	$(290)	$(290)

December 31, 2022
Derivative liability	$—	$—	$(235)	$(235)
	$—	$—	$(235)	$(235)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of September 30, 2023 and December 31, 2022 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term payables, long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2023 and December 31, 2022. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

15.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Goodwill	$189,917	$189,917
Less: Accumulated impairment on goodwill	(170,643)	(170,643)
Total goodwill, net	19,274	19,274

Licenses	154,948	156,911
Trademarks	45,936	45,936
Customer Relationships	15,263	16,944
Total intangible assets	216,147	219,791
Less: Accumulated amortization	(88,557)	(74,526)
Total intangible assets, net	$127,590	$145,265

The amortization expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization expenses	4,577	10,936	14,031	33,594

16.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Salaries and benefits	$29,603	$32,651	$83,360	$97,471
Professional fees	3,806	4,580	9,943	16,254
Depreciation and amortization	9,716	14,881	26,768	44,809
Operating facilities costs	10,207	10,056	31,282	31,151
Operating office and general expenses	1,911	2,491	5,949	8,124
Advertising and promotion	974	3,204	4,144	11,566
Other fees and expenses	255	2,982	2,449	5,718
Total selling, general and administrative expenses	$56,472	$70,845	$163,895	$215,093

17.
OTHER (INCOME) EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Change in fair value of the derivative liability	$25	(243)	$55	$(5,940)
Acquisition and settlement of pre-existing relationships	—	(37,362)	—	(37,362)
Loss on deconsolidation	—	—	2,473	—
Earnout adjustment	—	(127)	—	349
Restructuring expense	568	—	3,812	—
Other (income) expense, net	17	37,369	(93)	44,775
Loss on disposal of group	40	—	9,089	—
Rental income	(597)	(958)	(2,344)	(2,613)
Total other (income) expense, net	$53	$(1,321)	$12,992	$(791)

During the year 2022, the Company implemented three separate rounds of restructuring initiatives. The first round of restructuring initiatives, Round 1, began in May 2022, with the decision to close the Company’s Europe-based operations. The third and final round of 2022, Round 3, began in early November 2022 and involved headcount and canopy reduction.

During the nine months ended September 30, 2023 the Company recorded $3,812 in restructuring expense. As of September 30, 2023 the balance outstanding on the Company’s restructuring reserve was $2,412.

18. DIVESTITURE

Columbia Care MO, LLC is licensed to sell medical and adult-use marijuana at its dispensary, as well as produce medical and adult-use marijuana products at its processing facility. The Company supported Columbia Care MO, LLC through management services agreements. In 2022, the Company began considering strategic options for Columbia Care MO, LLC, including the potential for the sale of its associated assets and liabilities (the “Missouri Business”). On March 13, 2023, a definitive agreement was signed to sell the Missouri Business, which is considered non-core, and the Company no longer operated the Missouri Business as of that date. The assets of the Missouri Business are comprised of one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million, approximately $3 million of which is outstanding as of September 30, 2023.

As of September 30, 2023, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care MO, LLC for the nine and three months ended September 30, 2023, and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$—	$159	$221	$403
Expenses	$—	$1,783	$1,668	$2,779

19. SUBSEQUENT EVENTS

Debt Redemption

As described in Note 10 above, on September 18, 2023, the Company raised gross proceeds of approximately $25 million through the issuance of additional equity. On October 23, 2023, the Company used these proceeds to retire $25 million of its 13% Notes due May 2024 through a proportional redemption process.

Divestiture of non-core Asset

On October 6, 2023, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Utah operations (the “Utah Business”) which are considered non-core and comprised of one dispensary and one cultivation facility. The Utah Business is being divested for gross proceeds of approximately $6.6 million, with approximately $4 million due on closing of the transaction, and a $2.6 million seller note payable to the Company not later than July 2025.

Share buy-back Authorization

On November 6, 2023, the Company's Board of Directors authorized a normal course issuer bid (the “NCIB”) to repurchase up to 15 million of its issued and outstanding Common Shares, but in no event to exceed $5 million in total over the course of the NCIB. The NCIB is subject to the approval of the CBOE Canada Exchange (the “CBOE”) and will be in effect for up to the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three and nine months ended September 30, 2023 and 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2022 Form 10-K filed with the SEC on March 29, 2023 and subsequent securities filings.

Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF CANNABIST COMPANY

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

CANNABIST COMPANY OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

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

Branding

We have established a national branding strategy across each of the jurisdictions in which we operate. Maintaining and growing our brand appeal is critical to our continued success. Effective September 2023, the Company changed its name from “Columbia Care Inc.” to “The Cannabist Company Holdings Inc.” reflecting the Company's "Cannabist" national retail brand that was established in 2021.

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

SELECTED FINANCIAL INFORMATION

The following tables set forth selected consolidated financial information derived from our unaudited condensed consolidated interim financial statements and the respective accompanying notes prepared in accordance with U.S. GAAP.

During the periods discussed herein, our accounting policies have remained consistent. The selected and summarized consolidated financial information below may not be indicative of our future performance.

Statement of Operations:

	Three months ended				Nine months ended
	September 30, 2023	September 30, 2022	$ Change	% Change	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$129,183	$132,733	$(3,550)	(3)%	$382,962	$385,391	$(2,429)	(1)%
Cost of sales related to inventory production	(92,041)	(80,462)	(11,579)	14%	(246,617)	(225,645)	(20,972)	9%
Cost of sales related to business combination fair value adjustments to inventories	—	(136)	136	(100)%	—	(136)	136	(100)%
Gross profit	$37,142	$52,135	$(14,993)	(29)%	$136,345	$159,610	$(23,265)	(15)%
Selling, general and administrative expenses	(56,472)	(70,845)	14,373	(20)%	(163,895)	(215,093)	51,198	(24)%
Loss from operations	(19,330)	(18,710)	(620)	3%	(27,550)	(55,483)	27,933	(50)%
Other expense, net	(14,553)	(13,018)	(1,535)	12%	(54,948)	(39,072)	(15,876)	41%
Income tax expense	(2,297)	(6,575)	4,278	(65)%	(19,291)	(25,909)	6,618	(26)%
Net loss	(36,180)	(38,303)	2,123	(6)%	(101,789)	(120,464)	18,675	(16)%
Net income (loss) attributable to non-controlling interests	545	(2,872)	3,417	(119)%	1,139	(4,569)	5,708	(125)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(36,725)	$(35,431)	$(1,294)	4%	$(102,928)	$(115,895)	$12,967	(11)%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.09)	$(0.09)	$(0.00)	1%	$(0.25)	$(0.30)	$0.04	(15)%
Weighted average number of shares outstanding—basic and diluted	409,113,721	399,227,935			405,472,948	389,966,408

Summary of Balance Sheet items:

	September 30, 2023	December 31, 2022
Total Assets	$948,394	$994,726
Total Liabilities	$797,608	$787,823
Total Long-Term Liabilities	$600,340	$584,705
Total Equity	$150,786	$206,903

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	For the three months ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$129,183	$132,733	$(3,550)	(3)%
Cost of sales related to inventory production	(92,041)	(80,462)	(11,579)	14%
Cost of sales related to business combination fair value adjustments to inventories	—	(136)	136	(100)%
Gross profit	$37,142	$52,135	$(14,993)	(29)%
Selling, general and administrative expenses	(56,472)	(70,845)	14,373	(20)%
Loss from operations	(19,330)	(18,710)	(620)	3%
Other expense, net	(14,553)	(13,018)	(1,535)	12%
Loss before provision for income taxes	(33,883)	(31,728)	(2,155)	7%
Income tax expense	(2,297)	(6,575)	4,278	(65)%
Net loss	(36,180)	(38,303)	2,123	(6)%
Net income (loss) attributable to non-controlling interests	545	(2,872)	3,417	(119)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(36,725)	$(35,431)	$(1,294)	4%

Revenues

The decrease in revenue of $3,550 for the three months ended September 30, 2023, as compared to the prior year period, was driven by the net decline in revenue of $9,804 in our existing retail and wholesale operations and a decline of $4,215 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $10,469 during the three months ended September 30, 2023, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $11,579 for the three months ended September 30, 2023, as compared to the prior year period, was driven by a cost of sales increase of $12,030 in our existing retail and wholesale operations, including from inventory impairment, and by $3,363 from the expansion of new retail facilities. This was partly offset by a decline of $3,813 from the sale or closure of certain operations during the three months ended September 30, 2023, as compared to the prior period.

Gross Profit

The decrease in gross profit of $14,993 for the three months ended September 30, 2023, as compared to the prior year period, was primarily driven by a gross profit decrease of $19,956 in our existing wholesale and retail facilities, including from inventory impairment, and a decrease of $402 from the sale or closure of certain operations. This was offset by an expansion of new retail facilities contributing gross profit growth of $5,365 during the three months ended September 30, 2023, as compared to the prior period.

Operating Expenses

The decrease of $14,373 in operating expenses for the three months ended September 30, 2023, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $3,048, depreciation and amortization of $5,165, professional fees of $774, advertisement and promotion expenses of $2,230, and operating office and general expenses of $2,727.

Other Expense, Net

The increase in other expense, net of $1,535 for the three months ended September 30, 2023, as compared to the prior year period, was primarily due to an increase in interest expense on debt of $497, loss on disposal of group of $40, restructuring expense of $568, decrease in acquisition and settlement of pre-existing relationships of $37,362, decrease in rental income of $361, decrease in change in fair value of the derivative liability of $268, and decrease in earnout adjustment income of $127. This was partially offset by a decrease in other expenses of $37,352, and interest on lease of $336.

Provisions for Income Taxes

The Company recorded income tax expense of $2,297 for the three months ended September 30, 2023, as compared to an income tax expense of $6,575 for the three months ended September 30, 2022.

At September 30, 2023 the company has a Deferred Tax Asset of approximately $16,661 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize the full tax benefit for this specific deferred tax asset.

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	For the Nine months ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$382,962	$385,391	$(2,429)	(1)%
Cost of sales related to inventory production	(246,617)	(225,645)	(20,972)	9%
Cost of sales related to business combination fair value adjustments to inventories	—	(136)	136	(100)%
Gross profit	$136,345	$159,610	$(23,265)	(15)%
Selling, general and administrative expenses	(163,895)	(215,093)	51,198	(24)%
Loss from operations	(27,550)	(55,483)	27,933	(50)%
Other expense, net	(54,948)	(39,072)	(15,876)	41%
Loss before provision for income taxes	(82,498)	(94,555)	12,057	(13)%
Income tax expense	(19,291)	(25,909)	6,618	(26)%
Net loss	(101,789)	(120,464)	18,675	(16)%
Net income (loss) attributable to non-controlling interests	1,139	(4,569)	5,708	(125)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(102,928)	$(115,895)	$12,967	(11)%

Revenues

The decrease in revenue of $2,429 for the nine months ended September 30, 2023, as compared to the prior year period, was driven by the net decline in revenue of $18,339 in our existing retail and wholesale operations and a decline of $10,369 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $26,279 during the nine months ended September 30, 2023, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $20,972 for the nine months ended September 30, 2023, as compared to the prior year period, was driven by a cost of sales increase of $21,312 in our existing retail and wholesale operations, including from inventory impairment, and by $8,361 from the expansion of new retail facilities. This was partly offset by a decline of $8,323 from the sale or closure of certain operations during the nine months ended September 30, 2023, as compared to the prior period.

Gross Profit

The decrease in gross profit of $23,265 for the nine months ended September 30, 2023, as compared to the prior year period, was primarily driven by a gross profit decrease of $35,352 in our existing wholesale and retail facilities, including from inventory impairment, and a decrease of $2,046 from the sale or closure of certain operations. This was offset by an expansion of new retail facilities contributing gross profit growth of $14,133 during the nine months ended September 30, 2023, as compared to the prior period.

Operating Expenses

The decrease of $51,198 in operating expenses for the nine months ended September 30, 2023, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $14,111, depreciation and amortization of $18,041, professional fees of $6,311, advertisement and promotion expenses of $7,422, operating office and general expenses of $2,175, and other fees and expenses of $3,269. This was partially offset by an increase in operating facilities costs of $131.

Other Expense, Net

The increase in other expense, net of $15,876 for the nine months ended September 30, 2023, as compared to the prior year period, was primarily due to an increase in interest expense on debt of $3,068, loss on disposal of group of $9,089, loss on deconsolidation of $2,473, restructuring expense of $3,812, decrease in acquisition and settlement of pre-existing relationships of $37,362, decrease in rental income of $269, and decrease in change in fair value of the derivative liability of $5,995. This was partially offset by a decrease in other expenses of $44,868, earnout adjustment of $349, and interest on lease of $975.

Provisions for Income Taxes

The Company recorded income tax expense of $19,291 for the nine months ended September 30, 2023, as compared to an income tax expense of $25,909 for the nine months ended September 30, 2022.

At September 30, 2023 the company has a Deferred Tax Asset of approximately $16,661 related to its acquisition of VentureForth LLC, which occurred during 2022. The consideration paid to acquire 100% of the VentureForth Holdings LLC partnership interests was expensed for book purposes. For tax purposes, such consideration is capitalized as the transaction is treated as a deemed asset purchase for tax purposes. Such treatment results in a Deferred Tax Asset. However, because of the limitations of Section 280E of the Internal Revenue Code, the company does not expect to recognize the full tax benefit for this specific deferred tax asset.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023, and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(36,180)	$(38,303)	$(101,789)	$(120,464)
Income tax	2,297	6,575	19,291	25,909
Depreciation and amortization	17,929	21,808	47,607	63,077
Interest expense, net and debt amortization	14,500	14,339	41,956	38,507
EBITDA (Non-GAAP measure)	$(1,454)	$4,419	$7,065	$7,029
Adjustments:
Share-based compensation	8,321	6,597	18,304	20,649
Fair-value mark-up for acquired inventory	—	136	—	136
Transaction and other non-core costs, including costs associated with the Cresco transaction, litigation expenses and other costs related to restructuring	1,720	10,084	4,502	28,097
Fair-value changes on derivative liabilities	25	(243)	55	(5,940)
Restructuring expense	11,147	—	14,391	—
Loss on deconsolidation	694	—	3,167	—
Impairment on disposal group	40	—	9,689	—
Adjusted EBITDA (Non-GAAP measure)	$20,493	$20,993	$57,173	$49,971
Revenue	$129,183	$132,733	$382,962	$385,391
Adjusted EBITDA (Non-GAAP measure)	20,493	20,993	57,173	49,971
Adjusted EBITDA margin (Non-GAAP measure)	15.9%	15.8%	14.9%	13.0%
Revenue	$129,183	$132,733	$382,962	$385,391
Gross profit	37,142	52,135	136,345	159,610
Gross margin	28.8%	39.3%	35.6%	41.4%

Adjusted EBITDA

The decrease in Adjusted EBITDA for the three months ended September 30, 2023, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

The increase in Adjusted EBITDA for the nine months ended September 30, 2023, as compared to the prior year period, was primarily driven by improved leverage of revenues across selling, general, and administrative expenses, such as facility costs, salary costs, and benefit costs, primarily achieved through restructuring activities. This was partially offset by gross profit declines in the ongoing wholesale and retail operations.

Our future financial results are subject to significant potential fluctuations caused by, among other things, growth of sales volume in new and existing markets and our ability to control operating expenses. In addition, our financial results may be impacted significantly by changes to the regulatory environment in which we operate, on a local, state and federal level.

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

We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to seek growth through expansion or acquisition, our cash flow requirements and obligations could materially change. As of September 30, 2023, we did not have any significant external capital requirements.

Recent Financing Transactions

Private Placement

On February 3, 2022, Cannabist Company closed a private placement of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% Term Debt, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

September 2023 Offering

On September 18, 2023, the Company entered into subscription agreements with institutional investors (the “September 2023 Investors”) for the purchase and sale of 22,244,210 units of the Company (the “September 2023 Units”) at a price of C$1.52 per September 2023 Unit (the “Issue Price”) pursuant to a private placement (the “September 2023 Offering”), for aggregate gross proceeds of approximately C$33.8 million or approximately $25 million (the “Initial Tranche”). Each September 2023 Unit consists of one Common Share (or Common Share equivalent) and one half of one warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche (each full warrant, a “September 2023 Warrant”). The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 pre-funded warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share (the “September 2023 Pre-Funded Warrants”). The September 2023 Offering closed on September 21, 2023.

The Company used the proceeds from the September 2023 Offering to reduce its outstanding indebtedness.

The September 2023 Investors had the option to purchase $25 million in additional September 2023 Units at a price equal to the Issue Price, upon written notice to the Company at any time up to November 2, 2023, which was not exercised. In connection with the September 2023 Offering, the Company and the September 2023 Investors entered into a customary registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 on October 17, 2023 to register the resale of the Common Shares underlying the September 2023 Units. The September 2023 Units are subject to limited lock-up requirements.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(1,909)	$(116,553)
Net cash provided by (used in) investing activities	21,938	(71,958)
Net cash provided by (used in) financing activities	(5,927)	157,336
Net increase (decrease) in cash	$14,102	$(31,175)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $1,909 of cash, primarily resulting from a net loss of $101,789 and a change in deferred taxes of $6,475; this was partially offset by depreciation and amortization of $47,607, equity-based compensation expense of $18,304, loss on disposal group of $10,750, loss on deconsolidation of subsidiary of $2,473, debt amortization expense of $7,366, provision for obsolete inventory and other assets of $8,126, and net changes in operating assets and liabilities of $11,028. The net change in operating assets and liabilities was primarily due to a decrease in other assets of $12,270, an increase in accounts payable of $20,092, and an increase in income tax payable of $11,306; this was offset by an increase in accounts receivable of

$15,718, an increase in prepaid expenses and other current assets of $4,933, a decrease in other long-term liabilities of $5,291, and other current liabilities of $7,264.

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

Investing Activities

During the nine months ended September 30, 2023, investing activities provided $21,938 of cash mainly due to proceeds from sale of plant, property and equipment of $3,189, proceeds for stock issuance of $23,872, proceeds from deconsolidation of Missouri entity of $3,040, and net cash received on deposits of $97. This was partially offset by cash used in purchases of property and equipment of $8,260.

During the nine months ended September 30, 2022, investing activities used $71,958 of cash pursuant to purchases of property and equipment of $69,362 and cash paid on deposits of $2,973. This was partially offset by proceeds from the sale of property and equipment of $358.

Financing Activities

During the nine months ended September 30, 2023, financing activities used $5,927 of cash, mainly due to the payment of lease liabilities of $6,153, distributions to non-controlling interest holders of $431, taxes paid on equity-based compensation of $456, repayment of a seller's note of $1,125, repayment of debt of $5,592. This was partially offset by cash provided by issuance of mortgage of $8,050.

During the nine months ended September 30, 2022, financing activities provided $157,336 of cash, mainly due to $153,250 in net proceeds received from the issuance of debt and the issuance of a mortgage of $16,500; this was partially offset by a debt issuance cost of $7,699 and lease liability payments of $2,965.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of September 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$394,406	$6,344	$36,286	$32,134	$29,711	$29,258	$260,673
Sale-Leaseback commitments	$200,425	$2,467	$10,082	$10,407	$10,743	$11,090	$155,636
2026 Notes	$185,000	$—	$—	$—	$185,000	$—	$—
Term debt (principal)	$38,215	$—	$38,215	$—	$—	$—	$—
Interest on term debt	$50,567	$2,484	$20,059	$17,575	$10,449	$—	$—
Convertible debt (principal)	$80,100	$5,600	$—	$74,500	$—	$—	$—
Interest on convertible debt	$7,734	$1,041	$4,470	$2,223	$—	$—	$—
Mortgage notes (principal)	$43,640	$219	$593	$670	$746	$33,698	$7,714
Mortgage notes (interest)	$17,660	$2,095	$4,671	$4,595	$4,518	$1,150	$631
Closing promissory note (principal)	$1,875	$375	$1,500	$—	$—	$—	$—
Closing promissory note (interest)	$112	$37	$75	$—	$—	$—	$—
Total contractual obligations	$1,019,734	$20,662	$115,951	$142,103	$241,167	$75,195	$424,654

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

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, deposits and other current assets, accounts payable, accrued expenses, current taxes payable and other current liabilities like interest payable and payroll liabilities, derivative liability, debt and lease liabilities. The fair values of cash and restricted cash, accounts and notes receivable, deposits, accounts payable and accrued expenses and other current liabilities like interest payable and payroll liabilities, short-term debt and lease liabilities approximate their carrying values due to the relatively short-term to maturity or because of the market rate of interest used on initial recognition. Cannabist Company classifies its derivative liability as fair value through profit and loss (FVTPL).

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2023 and December 31, 2022, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

We provide credit to our customers in the normal course of business and have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash. Through our Cannabist Company National Credit program, we provide credit to customers in certain markets in which we operate.

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

Currency Risk

Our operating results and financial position are reported in thousands of U.S. dollars. We may enter into financial transactions denominated in other currencies, which would result in your operations and financial position becoming subject to currency transaction and translation risks.

As of September 30, 2023, and December 31, 2022, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three and nine months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

3.1	Articles, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed with the SEC on September 22, 2023)
3.2	Certificate of Change of Name, dated September 19, 2023 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed with the SEC on September 22, 2023)
4.1

Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2

Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3

Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4

Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5

Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6

Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7

First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8

Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9

Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10

Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11

Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12

Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13

Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14

Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

10.1

Transition and Release of Claims Agreement, between Columbia Care Inc. and Rosemary Mazanet, dated August 31, 2023 (incorporated by reference to Item 5.02 of the Registrant’s Form 8-K, filed with the SEC on September 12, 2023)

10.2*	Transition and Release of Claims Agreement, between Columbia Care Inc. and Rosemary Mazanet, dated August 31, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THE CANNABIST COMPANY HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Nicholas Vita
Nicholas Vita
Chief Executive Officer and Director

Date: November 14, 2023	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer