Form 10-K
period 2023-12-31
Cannabist Co Holdings Inc.
filed 2024-03-13
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Formerly Columbia Care Inc.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.(1) Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). (1) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

(1)
Not applicable.

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a common share of the registrant on June 30, 2023 as reported on the Cboe (Canada) Exchange on that date: USD$179,979,307.

As of March 11, 2024, there were 448,216,620 common shares, no par value (the “Common Shares”), of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CANNABIST COMPANY HOLDINGS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•
the impact of the July 2023 termination of the acquisition of the Company’s issued and outstanding shares by Cresco Labs LLC (the “Cresco Transaction”) on the Company’s current and future operations, financial condition and prospects;
•
the redemption of the Company's remaining 13% senior secured notes due May 2024;
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
•
the impact of Section 280E of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”);
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

PART I

ITEM 1. BUSINESS

Background

The Company’s common shares are listed on the Cboe Canada (the “Cboe”) under the symbol “CBST” and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “CBSTF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

The Company’s principal business activity is the production and sale of cannabis as regulated by the regulatory bodies and authorities of the jurisdictions in which it operates.

The Company, through its subsidiaries, currently owns or manages interests in several state-licensed medical and/or adult use marijuana businesses in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C. and West Virginia. The Company has exited its prior operations in Missouri, European Union and Puerto Rico markets.

The registered office of the Company is 1700, 666 Burrard St., Vancouver, BC V6C 2X8. The head office is located at 680 5th Ave., 24th Floor, New York, New York 10019. The Company’s telephone number is (212) 634-7100.

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

Effective September 19, 2023, the Company changed its name from “Columbia Care Inc.” to “The Cannabist Company Holdings Inc.” (the “Name Change”). To effect the Name Change, the Company filed a Notice of Alteration with the British Columbia Registrar of Companies (the “Registrar”), pursuant to which the Registrar issued a new Notice of Articles and a Certificate of Change of Name to the Company. Other than the Name Change, no other changes were made to the Company’s Articles. Copies of the Articles and the Certificate of Change of Name are attached hereto as Exhibits 3.1 and 3.2, respectively.

In connection with the Name Change, on September 21, 2023, the Company’s Common Shares and warrants began trading under the ticker symbols “CBST” and “CBST.WT”, respectively, on the Cboe. The Company’s Common Shares began trading under ticker symbol “CBSTF” on the OTCQX on September 26, 2023.

General Development of the Business

The Cannabist Company has grown primarily by submitting responses to state-issued requests for proposals and obtaining cannabis licenses pursuant to such processes throughout the United States, where such activity is legal at the state-level. In 2020, 2021, and 2022, the Company also grew significantly from acquiring other leading cannabis operations. The Company also provides management services to licensed entities. As of March 11, 2024, The Cannabist Company holds, directly or indirectly, 130 licenses with 117 discrete facilities that are operational or in development.

2015-2023 Growth
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024(1)
Employees	59	219	279	418	697	1,775	2,586	2,505	2,191	2,221
Facilities	18	21	25	54	70	107	132	131	126	117
Jurisdictions	7	10	11	15	16	16	18	17	16	15

Notes:

(1)
As of March 11, 2024 and includes assets classified as held-for-sale

The Cannabist Company’s cannabis license portfolio allows for an aggregate of approximately 2.039 million square feet of cultivation and manufacturing space within its currently leased or owned facilities and the potential to produce over 150,000 kilograms of dry flower annually, based on an assumed 65 grams per square foot of cultivation space and 5.2 harvests per year.

As a vertically-integrated company in the cannabis sector, where there may be material relationships or transactions that involve conflicts of interest, whether actual or perceived, the Company will disclose any commissions, incentives, or other fees earned by The Cannabist Company, its pharmacists or other consultants. The Company will also disclose risks associated with conflicts of interest, including but not limited to situations where The Cannabist Company, its clinics, pharmacists, or other consultants are paid a commission or education grant from a licensed producer or dispensary that is, or is related to, The Cannabist Company. The Cannabist Company does not currently have any material relationships or transactions that involve conflicts of interest, whether actual or perceived.

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
•
Implementation of the final phase of its previously announced corporate restructuring plan, to decrease overhead by approximately 52 heads, as announced on July 31, 2023.
•
Closed on the sale of the Downtown Los Angeles facility, consisting of a single dispensary and cultivation site, with net proceeds of approximately $3 million, as announced on July 31, 2023.

Development of The Cannabist Company’s Portfolio of Licenses

The following is a summary of the more recent material developments of The Cannabist Company’s growing portfolio of licenses. The Company, through its respective subsidiaries, primarily entered these markets after being selected by state governments through competitive processes. Please refer to prior public filings for details of material licenses since inception. Further details regarding The Cannabist Company’s licenses and regulatory framework are set out under “United States Regulatory Environment.”

Missouri

The Cannabist Company entered the Missouri market in 2020 and operated through a management services arrangement with Columbia Care MO LLC (“Columbia Care MO”). Columbia Care MO is licensed to operate a medical marijuana dispensary and a medical marijuana manufacturing facility. The Company provided management services to both the medical marijuana dispensary and the medical marijuana manufacturing facility of Columbia Care MO for a fee. On March 13, 2023, the Company executed a Definitive Agreement to sell the Missouri assets which are considered non-core. The transaction is pending regulatory approval.

Utah

The Cannabist Company entered the Utah market in 2020 and operates through its wholly-owned subsidiaries, CCUT Pharmacy LLC (“CCUT”) and Columbia Care UT LLC (“Columbia Care UT”). CCUT operates a dispensary in Springville, which opened in the second quarter of 2021. In 2020, CCUT also received an industrial hemp license from the Department of Agriculture and Food.

During 2023, the Company signed definitive agreements, subject to closing conditions, to divest CCUT Pharmacy LLC, its Utah license and retail location for $6.5 million. The sale of the Utah assets was completed on March 7, 2024.

West Virginia

Columbia Care Hemp West Virginia LLC was awarded a Research and Marketing Cultivation of Industrial Hemp from the State of West Virginia in 2020. This allows The Cannabist Company to cultivate industrial hemp in the State of West Virginia as well as to perform research.

In 2020, Columbia Care WV LLC (“Columbia Care WV”), a wholly-owned subsidiary of the Company, was awarded a medical cannabis grower license and medical cannabis processor license in West Virginia. Columbia Care WV operates a co-located cultivation and processing facility in Falling Waters. Columbia Care WV received final approval for cultivation operations in July 2021 and received final approval for processing operations in November 2021. In January 2021, Columbia Care WV LLC was awarded 5 dispensary permits in Williamstown, Fayetteville, Morgantown, Beckley and St. Albans. As of December 31, 2022, The Cannabist Company had 4 active dispensaries in the state, located in Beckley, Morgantown, St Albans, and Williamstown.

Colorado

In September 2020, The Cannabist Company acquired The Green Solution (“TGS”), one of the largest vertically integrated cannabis operators in Colorado, through a transaction initially valued at approximately $140 million, excluding certain performance-based milestone payments.

Founded in 2010, TGS operated twenty-three dispensaries, one manufacturing facility and four cultivation locations. In Denver, TGS operated a manufacturing facility, three cultivation facilities and three dispensaries. TGS operates one dispensary and one cultivation facility (consisting of five cultivation licenses) in Trinidad. TGS operates five dispensaries in Aurora, one dispensary in Sheridan and dispensaries in Adams County, Black Hawk, Edgewater, Fort Collins, Glendale, Glenwood Springs, Northglenn, Silver Plume, and Pueblo. In November 2021, The Cannabist Company acquired Futurevision 2020, LLC and Futurevision Holdings, Inc. d/b/a Medicine Man (“Medicine Man”). Medicine Man operated one dispensary and cultivation location in Denver, one dispensary in Aurora, and one dispensary in Thornton. The Cannabist Company also exercised its option to acquire Medicine Man Longmont, LLC and its one dispensary in Longmont.

Recent Development of The Cannabist Company’s Other Business Elements

2021

January 2021 Offering of Common Shares

In January 2021, the Company completed a bought deal public offering of Common Shares (the “January 2021 Offering”) for gross proceeds of C$149,508,625, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The January 2021 Offering was conducted in each of the provinces of Canada, other than Québec, pursuant to a prospectus supplement to the Company’s base shelf prospectus dated September 2, 2020, and elsewhere outside of Canada on a private placement basis.

February 2021 Private Placement of Common Shares

In February 2021, the Company completed a bought deal private placement of Common Shares (the “February 2021 Offering”) for gross proceeds of C$28,980,000, which included the exercise in full of the over-allotment option granted to the underwriters, before deducting the underwriters’ fees and estimated offering expenses. The February 2021 Offering was conducted in certain provinces of Canada pursuant to applicable exemptions from the prospectus requirements of Canadian securities laws. The Common Shares were also sold in the United States and in certain jurisdictions outside of Canada and the United States, in each case in accordance with applicable laws.

April 2021 Conversion of June 2020 Convertible Notes

In April 2021, the Company offered an incentive program to the holders of its June 2020 Convertible Notes, pursuant to which, the Company issued to each holder of the June 2020 Convertible Notes that surrendered such June 2020 Convertible Notes for conversion on or before May 28, 2021, 20 Common Shares for each $1,000 aggregate principal amount of June 2020 Convertible Notes surrendered for conversion. The Company issued 4,550,139 Common Shares in connection with the conversion of the June 2020 Convertible Notes.

July 2021 Private Placement

In July 2021, the Company completed a private placement (the “July 2021 Convertible Note Private Placement”) of 6.00% secured convertible notes for gross proceeds of US$74,500,000.

2022

February 2022 Private Placement

On February 3, 2022, the Company closed a private placement of US$185,000,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”). The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes.

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

2023

September 2023 Private Placement

On September 18, 2023, the Company entered into subscription agreements with institutional investors (the “September 2023 Investors”) for the purchase and sale of 22,244,210 units of the Company (the “September 2023 Units”) at a price of C$1.52 per Unit (the “Issue Price”) pursuant to a private placement (the “September 2023 Offering”), for aggregate gross proceeds of approximately C$33.8 million or approximately US$25 million (the “Initial Tranche”). Each Unit consists of one Common Share (or Common Share equivalent) and one half of one warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche (“September 2023 Warrant”). The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 pre-funded warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share (the “September 2023 Pre-Funded Warrants”). The September 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Offering closed on September 21, 2023. ATB Capital Markets Inc. acted as sole placement agent for the Offering. The Company intends to use the proceeds from the September 2023 Offering to reduce its outstanding indebtedness and for general corporate purposes.

In connection with the transaction, the Company and the Investors entered into a customary registration rights agreement. The September 2023 Units were subject to limited lock-up requirements.

2024

January 2024 Debt Exchange

On January 22, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s 6.0% senior secured convertible notes due June 2025 (the “2025 Convertible Notes”), pursuant to which the Company agreed to repurchase (the “Repurchase”) up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares.

Pursuant to the terms of the Exchange Agreement, the Holders shall:

•
by January 31, 2024, exchange, assign, transfer and sell (“Transfer”) $5 million principal amount of Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares (the “Initial Exchange Price”) on Cboe prior to receipt of a Transfer notice;
•
provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, Transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024 (the “February Exchange”); and
•
provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2024, transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024.

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through March 11, 2024, $10 million of the potential $25 million exchange has been completed.

Description of the Business

Overview of the Company

The Cannabist Company is a U.S.-based, vertically-integrated consumer product, health and wellness cannabis company with cultivation, product development, production, home delivery and dispensary operations. The Company has built one of the broadest and longest operational records of any licensee in publicly administered medicinal and adult-use cannabis programs in the United States. It has developed proprietary branded products with intellectual property comprised of a variety of medical and adult-use form factors, including but not limited to proprietary formulations, precision manufactured dosing and cannabis flower and flower-derived products. The Company’s mission is to improve lives through product innovation, research and development and outstanding patient and consumer experience. The Cannabist Company’s vision is to address the world’s health and wellness needs through plant-based medicine and products.

The Company is one of the largest and most experienced cultivators, manufacturers and providers of cannabis products and services in the United States.

Figure 1: Company Footprint

The Cannabist Company actively operates or has under development, cultivation and/or production assets in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C., and West Virginia. The Company’s existing U.S. license portfolio allows for (i) an aggregate of approximately 2,473,245 square feet of indoor cultivation and production footprint (including operational, in development and optioned space) within its currently leased or owned facilities (including options to expand within such facilities), with the potential to produce more than 150,000 kg of dry flower on an annual basis and (ii) an aggregate of approximately 61.5 acres of outdoor cultivation and production footprint (including operational and optioned space). This capacity does not include the potential yield from the Company’s outdoor marijuana and industrial hemp acreage, which will vary seasonally. Since the Company currently has operating facilities and projects under development across multiple jurisdictions in the United States, it is not substantially dependent on any individual cultivation facility or dispensary.

The table below describes each jurisdiction’s indoor and greenhouse cultivation and/or production operations as of December 31, 2023:

Jurisdiction	Approximate / Current Facility Size (sq. ft.)	Status	Approximate Expansion Capacity (sq. ft.)
Arizona	28,000 6,800	Operational Operational	—
California	45,572	Operational	—
Colorado	20,295 58,488 29,444 12,327 29,699 35,000	Operational Operational Non-Operational Non-Operational Non-Operational Non-Operational	—
Delaware	20,000 37,524	Operational Under development	—
Florida	13,845 40,000 13,248 38,280	Operational Operational Non-Operational Operational	168,000
Illinois	32,802	Operational	—
Maryland	42,000 17,040	Operational Operational	—
Massachusetts	38,890	Operational	—
New Jersey	50,274 270,000	Operational Operational	—
New York	58,346 940,000(1)	Operational Under development	149,997 200,000
Ohio	110,521 7,201	Operational Operational	—
Pennsylvania	274,000	Operational	—
Virginia	65,765 82,000	Operational Operational
Washington, D.C.	7,100 9,491	Operational Operational	—
West Virginia	39,293	Operational	—
Total	2,473,245		517,997

Notes:

(1)
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
(3)
The Cannabist Company has the potential to expand outdoor cultivation activities up to 107.2 acres under current lease terms subject to state and local regulatory approval.

The Company’s refined cultivation practices have experienced several iterations since its inception. Its cultivation expertise reflects years of operating experience and specialized input from agricultural, manufacturing, scientific and security experts. The Company has implemented the best practices employed at its nationwide locations in each new facility that it develops and expects to continue to improve and optimize its methods and infrastructure to ensure competitiveness and excellence.

The Company’s production platform is designed to cultivate and manufacture cannabinoid-based products that are used specifically for medical use or consumer wellness, and health and lifestyle products produced to assure consistency and quality. The Company engages national engineering consultants to design bespoke systems that follow industry best practices in order to produce its products. The Company does all of this to optimize product quality, reduce the risk of exposing patients and consumers to potentially harmful contaminants while increasing the effectiveness and consistency of the approved products delivered.

The Company believes that a clean and sanitized growing and processing environment is key to ensuring the integrity of products. These self-imposed disciplines are more resource intensive, but are designed to yield a safe, consistent, contaminant-free product that will lead the market in quality, safety and, where applicable, efficacy.

The Company’s growing process is designed to maximize quality, consistency and yield, while limiting contamination by fungal and bacterial diseases, insect and vertebrate pests, non-organic pesticides and other harmful contaminants. Each step in the Company’s cultivation process, including (i) germination/propagation; (ii) vegetation; (iii) bloom; and (iv) harvest is carefully executed using refined standard operating procedures and training protocols. The Company has standardized nutrient protocols, growing environments, water and irrigation strategies, growing mediums, climate controls, plant tracking, and staffing programs among other components of its cultivation and manufacturing operations. Its ultimate goal is to maximize the biomass output (grams per square foot) across all Company-operated facilities at the lowest cost possible without sacrificing product quality.

Extraction

The Company utilizes a number of well-established, regulatory-approved methods for cannabinoid extraction and performs extraction of the leaves, trimmings and flowers of female cannabis plants to produce an approved cannabinoid product form. Once extracted, the Company’s expert formulation staff formulates proprietary extracts into easily administered consumer products and medications for patient and consumer delivery by following protocol and state regulations.

Dispensaries

The Cannabist Company has, manages or is developing dispensaries in Arizona, California, Colorado, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Utah, Virginia, Washington, D.C. and West Virginia. All of the Company’s dispensaries have either licensed pharmacists or trained personnel on staff to ensure that customers and patients have access to knowledgeable personnel that can advise on the responsible use of cannabis including delivery formats and dosing schedules as applicable. The table below describes each jurisdiction’s dispensary operations as of December 31, 2023.

Jurisdiction	City	Status
Arizona	Prescott Tempe	Operational Operational

California	North Hollywood San Diego (2 locations) San Francisco Studio City	Operational Operational Operational Operational

Colorado	Adams County Aspen Aurora (6 locations) Black Hawk Denver (3 locations) Edgewater	Operational Non-Operational Operational Operational Operational Operational

Jurisdiction	City	Status
	Englewood Fort Collins Glendale Glenwood Springs Longmont Northglenn Sheridan Silver Plume Pueblo Trinidad Thornton	Non-Operational Operational Operational Operational Operational Operational Operational Operational Operational Non-Operational Operational

Delaware	Rehoboth Beach Smyrna Wilmington	Operational Operational Operational

Florida	Bonita Springs Bradenton Brandon Cape Coral Delray Beach Gainesville Jacksonville Longwood Melbourne Miami Orlando Sarasota St. Augustine Stuart	Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational Operational

Illinois	Chicago Villa Park	Operational Operational

Maryland	Chevy Chase Frederick Rockville(1) Prince George’s County	Operational Operational Operational Under Development
Massachusetts	Boston Greenfield Lowell	Operational Operational Operational

Missouri(2)	Hermann	Operational

New Jersey	Vineland Deptford May’s Landing	Operational Operational Under development

New York	Brooklyn Manhattan Riverhead Rochester	Operational Operational Operational Operational

Ohio	Dayton Logan Marietta Monroe Warren	Operational Operational Operational Operational Operational

Pennsylvania	Allentown Scranton Wilkes-Barre	Operational Operational Operational

Utah	Springville	Operational

Virginia	Portsmouth (co-located with cultivation and manufacturing operations)	Operational

Jurisdiction	City	Status
	Richmond (co-located with cultivation and manufacturing operations) Short Pump Virginia Beach Carytown Williamsburg Colonial Heights Hampton 2 Additional Locations	Operational Operational Operational Operational Operational Operational Operational Under development

Washington, D.C.	Washington, D.C.	Operational

West Virginia	Beckley Huntington Morgantown St. Albans Williamstown	Operational Operational Operational Operational Operational

Notes:

(1)
Currently subject to a management services agreement until final regulatory approval is granted for the acquisition
(2)
Currently subject to a consulting agreement until final regulatory approval is granted for the divestiture

Performance Indicators

As the Company seeks to manage its development, management currently uses key performance indicators (“KPIs”) to assess its rate of growth and performance. These KPIs, which are subject to change, include top-line revenue, growth in gross margin and Adjusted EBITDA margin (non-GAAP measure). These KPIs are further discussed under “Non-GAAP Measures” in Item 2.

Branding and Marketing

The Company employs a diverse and knowledgeable staff of pharmacists and trained personnel for its dispensaries that reflect and embody its brand. The Company has built its reputation on providing trusted, high-quality products to improve patients’ wellness journeys, which are also now available for adult-use consumption. The Company believes that it has become known in the jurisdictions in which it operates as a trusted mark for health and wellness cannabis by constantly innovating to provide the best solutions for its patients and customers.

In 2021, the Company launched its Cannabist retail ecosystem. The Cannabist retail experience is centered on making shopping for cannabis as simple and approachable as possible, accommodating the vast range of experience levels among patients and customers. Merchandising set-ups and store layouts are organized to help patients and customers move through the space with intent and become more comfortable in the process. Additionally, retail spaces are designed to encourage employees and customers to engage in conversations that enhance the shopping experience, whether through product recommendations or general education. To fully realize this goal, Cannabist staff undergo extensive training. Beyond the in-store experience, technology serves as a bridge across the retail ecosystem that enables a seamless shopping experience. Cannabist locations will continue to leverage technology solutions to help customers on their product discovery journey. Several dispensary locations in Utah, Arizona, Illinois, California, Massachusetts, Florida and New York were transformed into Cannabist locations during 2021 and 2022. A number of new store openings in Virginia and West Virginia since 2021 are also Cannabist locations.

Cannabis-based Product Selection and Offerings

The Company has continually been at the forefront of developing and introducing innovative and safe products to serve patients’ and customers' unique needs. The Company offers a competitive product portfolio in the jurisdictions in which it operates. Depending on the jurisdiction, the Company offers a variety of products, including, without limitation, flower, concentrates, edibles and/or accessories. The product mix varies between jurisdictions. As such, the Cannabist Company benefits from its diverse and expanding product portfolio.

The Company’s products have similar characteristics due to the same raw material ingredient (cannabis), similar nature of cultivation process, the type or class of customer and the regulatory nature of our industry. Revenues from transactions with no single external customer exceed 10% of the consolidated revenues. Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2023, 2022, and 2021. Long-lived assets located outside of the United States of America are immaterial as at December 31, 2023, 2022, and 2021.

The Cannabist Company has begun to bring its family of branded products to all jurisdictions where it has manufacturing operations. The Company’s focus is to develop proprietary formulations and delivery technologies that provide patients and adult-use customers with high quality and differentiated products.

In 2016, the Company announced the launch of its line of controlled-dose, solid-fill medicinal cannabinoid capsules. Formulated using the full range of active cannabinoid ingredients from plants grown in its cultivation facilities, these proprietary capsules offered a variety of concentrations in a more accessible and convenient delivery form to patients and customers.

The Company also introduced proprietary, controlled-dose, hard-pressed tablets in New York state. The tablets are manufactured by segregating and formulating precise combinations of active compounds derived from targeted strains of cannabis plants. From the formulation of these tablets, the Company introduced additional products to provide a spectrum of cannabinoid profiles to address the continuum of patient and consumer needs. This precisely engineered diversity of optimized cannabinoids includes the Company’s patent pending Ceed line of medicinal cannabis products, including TheraCeed tablets, EleCeed sublingual tinctures and ClaraCeed vaporization oil.

In 2020, the Company launched Seed & Strain, its first lifestyle cannabis brand. Available in a number of markets, products include flower, pre-rolls and concentrates. Other product and branded categories include but are not limited to confections, chocolate, drink mixes, condiments, kief, shatter, and wax/crumble. The Company launched Classix in five markets simultaneously in October 2021, and has since brought the brand to additional markets. Triple Seven has also been expanded from California to other operational markets.

The Cannabist Company intends to continue launching national brands across its medical and adult-use markets in order to maintain the consistency and quality of products that all patients and customers have come to expect from the Company.

None of the Company’s products have been shown to effectively treat or cure any disease. None of Cannabist Company’s products require approval by the FDA, and none of the Company’s products have been approved, reviewed or cleared by the FDA for any purpose.

Product Pricing

The Cannabist Company’s prices vary based on market conditions and product pricing from non-cannabis suppliers. As a result of different tastes, preferences and customer demographics across its core markets, average dispensary sales differ significantly from state to state.

Caring for The Community We Serve

Having completed well over 10 million sales transactions in multiple medicinal and adult-use cannabis markets since its inception, The Cannabist Company’s team has accumulated significant experience in the treatment of large consumer and specialized patient populations, addressing a wide range of unique combination of qualifying conditions, symptoms and risks. The Company has, at various times, dedicated funding for research collaborations and initiatives with leading academic medical centers across the country to enhance patient care, inform the policy debate and empower healthcare and wellness professionals with data on best practices and safe and efficacious cannabinoid use. Through its public policy efforts, the Company is also at the forefront of ensuring that social equity is a large part of legalization efforts across the United States.

The Cannabist Company has launched extensive patient care initiatives including utilizing anonymized patient data to facilitate product optimization and innovation on behalf of patient and consumer needs. The Company’s proprietary database is an important aspect of the Company’s product development as it invests in branded formulations and administration types that best respond to patient and consumer needs.

The Cannabist Company has distinguished itself over time by establishing research collaborations with renowned medical and research institutions globally. The collaborations are designed to improve product efficacy and assess the medical utility in its products while enhancing patient safety. The Company has developed innovative and collaborative working relationships with a number of leading academic, patient advocacy, research and healthcare organizations as well as partnerships with private, academic, agricultural, policy, sustainability and economic programs at various institutions in the pursuit of expanding the body of scientific knowledge related to cannabis. This focus is one of the principal foundations of The Cannabist Company’s corporate culture and has materially contributed to the Company’s position as one of the most qualified and experienced operators in certain regulated markets in the U.S. Some of the collaboration partners have previously included but are not limited to researchers affiliated with the following institutions: Mount Sinai Hospital, Columbia University, Arizona State University, Brandeis University, The Center for Discovery in New York, The Dana Farber Cancer Institute, New York University, Albert Einstein/Montefiore Medical Center, Stanford University and King’s College London.

Banking and Processing

The Cannabist Company deposits funds from its dispensary operations into bank accounts established with various banking partners. The Company ensures that the banks used are fully aware of the nature of the business and industry in which the Company operates. The Company currently accepts cash, cashless ATMs, and in certain locations the CNC card. The CNC card is the first store credit card in the cannabis industry, providing the Company’s customers an alternative payment method in participating markets, increasing access to the Company’s products. Payment methods currently vary by market.

During the years ended December 31, 2023 and 2022, the Company earned retail revenues of approximately $4.1 million and $4.5 million, respectively, from the CNC program. The Company does not consider the CNC store credit card program to be a material revenue stream.

Real Estate Strategy

In each market that the Company enters, it spends a significant amount of time and resources selecting real estate in highly desirable locations with convenient access to customers, healthcare communities and health and wellness providers and public transit, close proximity to major interstates and other traffic routes, ample parking, and the potential for significant foot traffic. The Company typically targets retail spaces with a footprint of 2,500 to 7,500 square feet and cultivation/manufacturing facilities with a footprint of 20,000 to 65,000+ square feet, depending on the market and available real estate inventory. The Company’s practice is to secure leases with a base term of five to ten years with extension options for renewal terms of five years.

In-Store Pickup and Delivery

The Cannabist Company is currently associated with certain third-party platforms that offer pre-ordering for in-store pickup, online payment processing and home delivery services, where allowed by law. Where required, patients are offered educational material and/or consultations regarding route of administration and dosing format.

Inventory Management

In the jurisdictions where the Company is operational, it has comprehensive inventory management practices that are compliant with applicable state laws and regulations. Such practices ensure control over the Company’s cannabis and cannabis product inventory using seed to sale tracking software. The Company’s practices are designed to avoid contamination and to ensure the safety and quality of the products dispensed.

Information Technology

The Cannabist Company strategically invests in information technology infrastructure. In fiscal year 2023, the Company initiated an effort to consolidate its operational systems, to provide national governance over business process and intelligence across merchandise planning, inventory management, production, costing, order management, accounting, reporting and analysis. These systems will provide the flexibility to support global and multi-channel expansion. The Company has invested in information technology security platforms which are designed to protect patient and customer records and personal information in compliance with applicable laws and regulations.

Research and Development

The Company has been tracking consented patient outcomes since 2013, and now has a research database of more than 20 million sales transactions across all sales locations. It is working with experts to analyze this anonymized data to devise new genetics and new products tailored to individual patient conditions and wellness states.

The Company has operated a product development and process development center in its Rochester, New York cultivation and manufacturing location since 2014, and now also conducts these activities in San Diego, California and Denver, Colorado. At these facilities, unit-dose formulations of proprietary cannabinoid combinations are created, and methods of extraction and separation are scaled. Additional work to add automation to these efforts and commercial manufacturing is ongoing.

Employees

As of December 31, 2023, The Cannabist Company had 2,191 employees across its operating jurisdictions, compared to 2,505 employees as of December 31, 2022. As of March 11, 2024, the Company had approximately 2,221 employees.

The Cannabist Company is committed to:

•
Hiring, training and retaining an efficient, hard-working and qualified labor force that reflects the racial, cultural and ethnic composition of the communities it serves, including people of color, veterans, older workers and persons with physical and/or cognitive disabilities.
•
Providing a work environment that is free of unlawful harassment, discrimination and retaliation: in furtherance of this commitment, The Cannabist Company strictly prohibits all forms of unlawful discrimination and harassment.
•
Complying with all laws protecting qualified individuals with disabilities, as well as the religious beliefs and observances of employees, independent contractors, vendors, unpaid interns and volunteers.

The Cannabist Company is committed to all of the above without regard to race, ethnicity, religion, color, sex, gender, gender identity or expression, sexual orientation, national origin, ancestry, citizenship status, uniform service member and veteran status, marital status, pregnancy, age, protected medical condition, genetic information, disability, or any other protected status in accordance with all applicable federal, state, provincial and local laws.

Company employees are highly talented individuals who have educational achievements ranging from doctorates to masters to undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by the Company. It is currently a requirement that all of the Company’s employees pass background checks.

In addition, the safety of the Company’s employees is a priority and the Company is committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. The Company takes all reasonable steps to ensure staff are appropriately informed and trained to ensure the safety of themselves as well as others around them.

The Company strives to provide an equal opportunity for all its employees to pursue career advancement and to consistently look within its organization for potential job candidates prior to posting employment offerings externally. Importantly, it does not embrace these policies solely out of altruism or an obligation under state requirements, but because it has learned from experience that the organization thrives and becomes more productive by maintaining a culture of inclusion where everyone feels valued and their individual contributions are appreciated and rewarded.

Competition

The Cannabist Company competes with other retail, manufacturing and cultivation license holders across the states in which it operates, as well as additional states. Many of the Company’s competitors are smaller, local operators, as well as an increasing number of operators with a significant presence in multiple states that compete directly with the Company for regional market share. In certain markets, a number of dispensaries and cultivators operate illegally and compete directly with the Company. However, the Company expects that law enforcement will increasingly respond to illicit market operators. In addition to physical dispensaries, the Company also competes with third-party delivery services, which provide direct-to-consumer delivery services.

Further, as more U.S. jurisdictions pass legislation allowing adult-use of cannabis, the Company expects an increased level of competition in the U.S. market. A number of publicly-traded companies are expanding operations to states that have decriminalized cannabis consumption. The increasingly competitive U.S. state markets may adversely affect the financial condition and operations of the Company.

See “United States Regulatory Environment” for additional details as to the regulatory environment in which the Company operates. See Item 1A—“Risk Factors” with respect to competition.

Intellectual Property

The Cannabist Company pursues patent and trademark protection around the world directed to its product and product candidates in an effort to establish intellectual property positions regarding cannabinoid products and devices. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination to the U.S. Patent and Trademark Office or foreign equivalents is often significantly narrowed by the time they are issued, if issued at all. The Company expects this may be the case with respect to its pending patent applications referenced below.

The Company’s intellectual property strategy seeks to provide protection for its product and product candidates, through the prosecution of different types of patent and trademark applications in the U.S. and worldwide.

The Company’s patent portfolio covers a number of its products and product candidates. As of March 3, 2023, this portfolio included 1 issued U.S. patent and at least 8 pending patent applications owned by the Company, filed in one or more of two jurisdictions, including Canada and the U.S., which have strong patent systems. The issued U.S. patent is projected to expire in 2037. The patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.

Our patent portfolio includes:

•
5 pending patent applications, filed in the US and Canada, that protect our EleCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, and devices comprising the compositions;
•
These patent applications, if granted, are projected to expire between 2037 and 2040, excluding any extension of patent term that may be available in a particular country.
•
•
7 pending patent applications, filed in the US and Canada, that protect our TheraCeed line of products, including claims directed to compositions, methods of their manufacture, methods of their use, kits for their use, devices comprising the compositions, and cartridges for use in devices;
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
•
This application, if granted, is projected to expire in 2040, excluding any extension of patent term that may be available in a particular country.

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

The USPTO may deny federal trademark registration if the trademark application covers goods or services that violate federal law, including cannabis products. However, certain hemp-derived goods, including some hemp-derived CBD products with a THC concentration of not more than 0.3% on a dry weight basis, as well as ancillary products or services, are considered lawful under federal law and may be eligible for federal trademark registration. Additionally, the USPTO may accept trademark applications for consulting services or goods that do not directly involve the cannabis flower, such as computer software, educational platforms, and brand apparel. Trademarks covering these lawful goods and services are generally enforceable in federal court. Cannabis goods and services that do not meet the USPTO standard for trademark registration may qualify for state trademark registration in states where such goods and services have been legalized, and are generally enforceable in state courts in those states.

No guarantee can be given that the Company will be able to successfully assert its trademark rights, nor can the company guarantee that its trademark registrations will not be invalidated, circumvented or challenged. Any such invalidity, particularly with respect to a product name, or a successful intellectual property challenge or infringement proceeding against the company, could have a material adverse effect on the Company’s business.

In addition to patents and trademarks, the Company relies upon unpatented trade secrets and know-how to develop and maintain its competitive position. The Company has developed numerous proprietary technologies and processes. While actively exploring the patentability of these techniques and processes, the Company relies on non- disclosure/confidentiality arrangements and trade secret protection.

The Company seeks to protect its proprietary information, in part, by executing confidentiality agreements with third parties, its collaborators, and scientific advisors, and as well as non-disclosure and invention assignment agreements with its employees and consultants. The confidentiality agreements it enters into are designed to protect its proprietary information and the agreements or clauses requiring assignment of inventions to the Company are designed to grant it ownership of technologies that are developed through its relationship with the respective counterparty. The Company cannot guarantee, however, that these agreements will afford it adequate protection of its intellectual property and proprietary information rights.

Trade secrets and know-how can be difficult to protect. In particular, some of the Company’s trade secrets and know-how for which it decides to not pursue additional patent protection may, over time, be disseminated within the industry through independent development and public presentations describing the methodology.

UNITED STATES REGULATORY ENVIRONMENT

Federal Regulatory Environment

Controlled Substances Act and “Cole Memorandum”

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug. Under United States federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. The United States Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid found in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis derived compounds as a safe and effective drug for any other indication.

In the United States, cannabis is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although certain states authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and, in case of direct conflict between federal and state law, the federal law shall apply. The Company faces risks for operating in an industry that is illegal under federal law, including that third party service providers could suspend or withdraw services. See section entitled “Risk Factors” herein.

Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most significant of these memoranda was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).

The Cole Memo offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo put forth eight prosecution priorities:

•
Preventing the distribution of marijuana to minors;
•
Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;
•
Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
•
Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
•
Preventing violence and the use of firearms in the cultivation and distribution of marijuana;
•
Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
•
Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
•
Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Jefferson Sessions rescinded the Cole Memo by issuing a new memorandum to all United States Attorneys (the “Sessions Memo”). Rather than establish national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo instructs that “[i]n deciding which marijuana activities to prosecute ... with the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

The former Attorneys Generals who succeeded former Attorney General Sessions following his resignation have not provided a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. It is still not yet known whether the DOJ under President Biden and Attorney General Merrick Garland will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Attorney General Garland stated at a confirmation hearing in 2021 before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.” Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.”[1]

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys, and notwithstanding public statements to the contrary, federal law enforcement could enforce the CSA – and its criminal prohibition on commercial cannabis activity.

[1] John Schroyer, (2021 February 22) Attorney general nominee Garland signals friendlier marijuana stance, available at https://mjbizdaily.com/attorney-general-nominee-merrick-garland-signals-friendlier-marijuana-stance/

2018 Farm Bill

Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. Hemp and products derived from it that are lawfully cultivated or manufactured in accordance with the 2018 Farm Bill, U.S. Department of Agriculture regulations and applicable state laws may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2023, the FDA issued a statement in connection with its denial of three citizen petitions requesting that the agency engage in rulemaking to establish regulations under which CBD derived from hemp could be legally marketed as a dietary ingredient in foods and dietary supplements. FDA stated that it is seeking assistance from Congress to create a new regulatory pathway that is better designed to regulate products that contain hemp derived cannabinoids, including CBD. In the interim, FDA stated that products (including dietary supplements, conventional foods, and animal foods) on the market are at risk of FDA enforcement as the agency deems “appropriate.” To date, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright.

Financial Institutions and Banking

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

Those state-chartered banks and credit unions that do have customers in the marijuana industry charge marijuana businesses high fees to pass on the added cost of ensuring compliance with the FinCEN Guidance. Unlike the Cole Memo, however, the FinCEN Guidance from 2014 has not been rescinded. Despite the rescission of the Cole Memo in 2018, the Company continues to do the following towards ensuring compliance with the guidance provided by the Cole Memo, the FinCEN Guidance, and other best industry practices:

•
The Company and its subsidiaries operate in compliance with licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions.
•
The Company’s cannabis-related activities adhere to the scope of the licensing obtained – for example, in the states where only medical cannabis is permitted, products are sold only to patients who hold the necessary documentation to permit the possession of the cannabis.
•
The Company performs due diligence on contractors or anyone provided access to secure areas of its facilities to prevent cannabis products from being distributed to minors.
•
The Company works to ensure that the licensed operators have an adequate inventory tracking system and adequate procedures in place so that their compliance system can track inventory effectively. This is done to reduce the risk of diversion of cannabis or cannabis products into states where cannabis is not permitted by state law, or across state lines in general.
•
The Company conducts background checks as required by applicable state law.
•
The Company conducts reviews of activities of the cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of its licensed premises (including the cases where such possession is permitted by regulation – e.g., transfer of products between licensed premises). These reviews are completed to ensure that licensed operators do not possess or use cannabis on federal property or engage in manufacturing or cultivation of cannabis on federal lands.

Controlled Substances Act Rescheduling

There have been recent developments regarding the potential for cannabis to be removed from the most restrictive schedule under the CSA. On October 6, 2022, President Joe Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”), Xavier Becerra, and Attorney General Merick Garland initiate a scientific review of the basis for cannabis’ scheduling under the CSA. After approximately 11 months of review, on August 29, 2023, HHS Assistant Secretary of Health, Rachel Levine, sent a letter to Drug Enforcement Administration (“DEA”) Administrator, Anne Milgram, recommending rescheduling marijuana from Schedule I to Schedule III of the CSA. The recommendation was based on a scientific and medical review by the FDA with an analysis of the eight factors determinative of control of a substance under the CSA.

As a result, the DEA can now initiate a formal rule-making process that would potentially reschedule marijuana from its current Schedule I classification. The DEA is bound by the HHS recommendation in regard to the scientific and medical matters but can ultimately make a different scheduling decision. The DEA may also account for the United States’ treaty obligations, including the United Nations Single Convention on Narcotics. The DEA will consider several factors that include: (1) marijuana’s actual or relative potential for abuse, (2) scientific evidence of its pharmacological effect, (3) the state of current scientific knowledge; (4) history and current pattern of abuse, (5) scope, duration, and significance of abuse, (6) risks to public health, (7) psychic or psychological dependence liability, and (8) whether marijuana is an immediate precursor of a substance already controlled under the CSA. The DEA has not yet started a formal rule-making process, which would require a public hearing on the record with an administrative law judge(s) making the final decision whether to adopt the new regulation. The regulation would be subject to challenges and judicial review. The DEA is not under a required timeline to initiate and complete this process and has not yet initiated the process.

On September 13, 2023, the Congressional Research Service (“CRS”) published a report stating that the DEA is “likely” to reschedule marijuana according to the HHS recommendation. According to the CRS report, this would have “broad implications for federal policy” and potentially impact state medical and recreational programs. If rescheduling occurs, various federal agencies such as the DOJ, FDA, FinCEN, and the Internal Revenue Service (“IRS”) may issue additional memoranda providing further regulatory, tax, and enforcement priority instruction as it relates to marijuana that would replace the previous guidance.

Under federal law, cannabis having a concentration of THC greater than 0.3% by dry weight volume is marijuana. The scheduling of marijuana as a Schedule I drug is inconsistent with what the Company believes to be many valuable medical uses for marijuana accepted by physicians, researchers, patients, and others. As evidence of this, the FDA on June 25, 2018 approved Epidiolex (CBD) oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from marijuana. In this case, the substance is cannabidiol, or CBD, a cannabinoid found in both hemp and marijuana, which does not contain the intoxication properties of THC, the primary psychoactive component of marijuana. The Company believes the CSA categorization as a Schedule I drug is not reflective of the medicinal properties of marijuana or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered. Moreover, while certain published studies show that marijuana may be less harmful than alcohol, alcohol is not classified under the CSA. This disparity may reflect the comparative stigma associated with marijuana that factors into scheduling decisions by the DEA.

The federal position is also not necessarily consistent with democratic approval of marijuana at the state government level in the United States. As of December 31, 2023, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 24 of these states –Alaska, Arizona, California, Colorado, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Vermont, Virginia and Washington – marijuana is legal for adult-use regardless of medical condition, although not all of those jurisdictions have fully implemented their legalization programs.

Internal Revenue Code, Section 280E

An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. If rescheduling were to occur, it is anticipated that the IRS will provide additional guidance on Section 280E and its applicability to the Company’s business.

Federal Protections

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

The Company’s objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Accordingly, there are a number of significant risks associated with the business of the Company. Unless and until the U.S. Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of the CSA and other federal laws in the United States.

For these reasons, the Company’s investments in the U.S. cannabis market may subject the Company to heightened scrutiny by regulators, stock exchanges, clearing agencies and other Canadian and U.S. authorities. See section entitled “Risk Factors” herein.

State Regulatory Environment

The following sections describe the legal and regulatory landscape in the states in which the Company operates. While The Cannabist Company works to ensure that its operations comply with applicable state laws, regulations, and licensing requirements, for the reasons described above and the risks further described under the heading “Risk Factors”, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read and consider all of the risk factors contained under the heading “Risk Factors” below.

Except as described above and elsewhere in this Annual Report on Form 10-K, the Company is in material compliance with applicable law and has not received any citations or notices of violation which have a material impact on the Company’s licenses, business activities or operations.

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

The Cannabist Company (through its subsidiaries in the State of Arizona) follows applicable licensing requirements and the regulatory framework enacted by the State of Arizona.

Arizona Medical Marijuana Licensing Requirements

In order for an applicant to receive a Certificate, it must: (i) fill out an application on the form prescribed by ADHS, (ii) submit the applicant’s articles of incorporation and by-laws, (iii) submit fingerprints for each principal officer or board member of the applicant for a background check to exclude felonies, and (iv) submit a business plan and policies and procedures for inventory control, security, patient education, and patient recordkeeping that are consistent with the AMMA and the Medical Rules to ensure that the dispensary will operate in compliance. Certificates are renewed biannually so long as the dispensary is in good standing with ADHS, pays the renewal fee, and submits an independent third-party financial audit.

Once an applicant has been issued a Certificate, they are allowed to establish one physical retail dispensary location, one cultivation location which is co-located at the dispensary’s retail site (if allowed by local zoning) and one additional off-site cultivation location. None of these sites can be operational, however, until the dispensary receives an approval to operate from ADHS for the applicable site. This approval to operate requires the applicant submit certain information on proposed operations, such as, (i) an application on the ADHS form, (ii) demonstration of compliance with local zoning regulations, (iii) a site plan and floor plan for the applicable property, and (iv) an in-person inspection by ADHS of the applicable location to ensure compliance with the Medical Rules and consistency with the dispensary’s applicable policies and procedures.

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

Salubrious Wellness Clinic, Inc.	Approval to Operate cultivation at offsite location	00000097DCGK00454998	Chino Valley, AZ	08/07/24	Approval to operate cultivation offsite location
Salubrious Wellness Clinic, Inc.	Adult-Use Dispensary Registration Certificate	00000071ESFP14031510	Tempe, AZ	08/07/24	Approval to dispense adult-use cannabis
203 Organix, LLC	Medical Dispensary Registration Certificate	00000074DCGW00540313	Prescott, AZ	08/07/24	The certificate allows the holder to sell at retail and wholesale medical marijuana from the dispensary.
203 Organix, LLC	Adult-Use Dispensary Registration Certificate	00000070ESCO78837103	Prescott, AZ	08/07/24	Approval to dispense adult-use cannabis

Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable Certificate, The Cannabist Company would expect Salubrious Wellness Clinic, Inc. and 203 Organix, LLC to receive the applicable renewed Certificate in the ordinary course of business. 203 Organix’s Approval to Operate a cultivation facility in Wickenburg is not in use and is therefore not considered a material contract of The Cannabist Company.

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

Arizona Dispensing Requirements

In order to dispense medical marijuana to a qualifying patient or designated caregiver, a licensed dispensary is required to take certain steps, including, for example,(1) verify the qualifying patient’s or designated caregiver’s identity, (2) offer appropriate patient education or support materials, (3) make available testing results related to the product sought, if requested by the qualifying patient or designated caregiver, (4) enter the qualifying patient’s or designated caregiver’s registry identification number on the identification card presented into the medical marijuana electronic verification system, (5) verify the validity of the identification card presented, (6) verify that the amount of marijuana product to be dispensed would not cause the qualifying patient to exceed the regulatory limit, and (7) enter information into the medical marijuana electronic verification system regarding the amount of medical marijuana dispensed, whether it was dispensed directly to the qualifying patient or to a caregiver, the date and time of dispensing, the registry identification number of the dispensary agent, and the dispensary’s registry identification number.

Arizona Storage Requirements

Any dispensary facility (both retail and cultivation) or marijuana establishment must abide by specified requirements for the storage of product: (i) product must be stored in an area that is separate from areas used to store toxic and flammable materials, (ii) product must be stored in a manner that is clean and sanitary, (iii) product must be protected from flies, dust, dirt, and any other contamination, and (iv) surfaces and objects used in the handling and storage of product must be cleaned daily.

Additionally, the Rules establish strict inventory protocols for tracking product from “seed to sale,” which requires product to be traceable to the original plants used to grow the cannabis used in the product.

Arizona Transportation Requirements

Dispensaries may transport medical cannabis and marijuana establishments may transport adult-use cannabis between their own sites or between their sites and another dispensary’s site and must comply with specified requirements, such as: (i) completing a trip plan (ii) using a vehicle with no cannabis identification, and (iii) t maintaining trip plan records for at least two years.

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

On July 12, 2021, California Governor Gavin Newsom signed into law Assembly Bill 141 (AB-141), which creates the Department of Cannabis Control (“DCC”). The DCC will consolidate the state’s cannabis program oversight from three of the existing agencies – the BCC, the DFA, and the DPH – under a single department in an effort to centralize and simplify regulatory and licensing oversight in California. DCC similarly announced its intention to create a single Licensing Division that would be responsible for licensing of all cannabis businesses. On or about September 15, 2021, the DCC filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types, by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. Consolidated regulations became effective on a non-emergency basis on November 7, 2022 and have since been amended by DCC from time to time.

At present, to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

The Cannabist Company (through its subsidiaries in the State of California) follows applicable licensing requirements and the regulatory framework enacted by the State of California.

California Licenses

The table below describes the licenses held by the Company subsidiaries in California. The granting of a temporary license does not guarantee that an annual license will subsequently be granted.

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description
Mission Bay, LLC	California Department of Cannabis Control - # C10-0000472-LIC	San Diego	07/18/24	Adult-Use and Medicinal Provisional Retailer License
Focused Health, LLC	California Department of Cannabis Control – CDPH- 10003760	San Diego	07/29/24	Annual Manufacturing License – Type 7: Volatile Solvent Extraction
Focused Health, LLC	California Department of Cannabis Control – CCL19-0003852	San Diego	06/01/24	Provisional Cannabis Cultivation License – Adult- Use Specialty Indoor -
Focused Health, LLC	California Department of Cannabis Control - C11-0001210-LIC	San Diego	06/09/24	Adult-Use and Medicinal Provisional Distributor License
The Healing Center of San Diego, LLC	California Department of Cannabis Control - C10-0000213-LIC	San Diego	06/13/24	Adult-Use and Medicinal provisional Retailer License
PHC Facilities, Inc.	California Department of Cannabis Control CCL18-0003760	Los Angeles	04/26/24	Provisional Cannabis Cultivation License – Adult-Use Medium Indoor
PHC Facilities, Inc.	California Department of Cannabis Control - C11-0000072-LIC	Los Angeles	05/09/24	Adult-Use and Medicinal Provisional Distributor License
PHC Facilities, Inc.	California Department of Cannabis Control - C10-0000050-LIC	Los Angeles	05/09/24	Adult-Use and Medicinal provisional Retailer License
Resource Referral Services, Inc.	California Department of Cannabis Control - C10-0000130-LIC	North Hollywood	06/04/24	Adult-Use and Medicinal Provisional Retailer License
Access Bryant SPC	California Department of Cannabis Control - C10-0000527-LIC	San Francisco	07/28/24	Adult-Use and Medicinal Provisional Retailer License
The Wellness Earth Energy Dispensary, Inc.	California Department of Cannabis Control – C10-0000288-LIC	Studio City	06/24/24	Adult-Use and Medicinal Provisional Retailer License

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
•
report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and
•
ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.

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

Under the Colorado Marijuana Code, the Marijuana Enforcement Division of the Colorado Department of Revenue is empowered to grant licenses to both adult use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult use context) accelerator cultivators, accelerator stores, and hospitality businesses. The MED generally promulgates amendments to its regulations each year.

Cannabis businesses must also comply with local licensing requirements. Colorado localities are allowed to limit or prohibit the operation of marijuana businesses.

The Cannabist Company in Colorado follows the regulatory framework enacted by the State of Colorado.

Colorado License Requirements

An application for a marijuana business in Colorado requires submission of certain information which is subject to change, including, for example, (1) a copy of any local license required for the marijuana business, (2) a certificate of good standing from the jurisdiction in which the business was formed, (3) the identity and address of the registered agent in Colorado, (4) organizational documents such as articles of incorporation, bylaws, articles of organization, and similar documents, (5) corporate governance documents, (6) a deed, lease, or similar document establishing the applicant’s ability to use the proposed premises, (7) a facility diagram, (8) findings of suitability with respect to the business’ owners, (8) information regarding securities listings (if the business is publicly traded), (9) financial statements, and documents related to payments of taxes. A business is required to obtain permission from its locality as part of the licensing process.

Colorado Licenses

The Cannabist Company operates marijuana establishments as detailed below.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
The Green Solution LLC	Cannabis retail license 402R-00300	Aurora, Colorado (Peoria Court)	10/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00302	Aurora, Colorado (E. Montview Boulevard)	10/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00297	Aurora, Colorado (S. Potomac)	10/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00303	Aurora, Colorado (E. Colfax)	10/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00666	Aurora, Colorado (Quincy Avenue)	05/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00474	Denver, Colorado (Federal Boulevard)	06/24/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00374	Black Hawk, Colorado	12/15/24	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00015	Denver (Grape Street)	01/01/25	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00016	Denver, Colorado (Alameda Avenue)	01/01/25	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00700	Denver, Colorado (Wewatta Street)	05/20/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis cultivation license 403R-00018	Denver, Colorado Grape (REC) Grow	01/01/25	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis cultivation license (medical) 403-00208	Denver, Colorado Grape Grow	03/05/24*	Authorizes cultivation of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00298	Edgewater, Colorado	09/23/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00501	Fort Collins, Colorado	09/23/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license (medical) 402-00839	Fort Collins, Colorado	06/26/24	Authorizes retail of medical cannabis.
The Green Solution LLC	Cannabis retail license 402R-00654	Glendale, Colorado	03/13/24*	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00742	Glenwood Springs, Colorado	03/29/24	Authorizes retail of cannabis.
Columbia Care Co, Inc.	Cannabis retail license 402R-00724	Longmont, Colorado	02/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00014	Northglenn, Colorado	01/01/25	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Cannabis retail license 402R-00737	Sheridan, Colorado (3926 S. Federal Boulevard)	03/26/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00743	Sheridan, Colorado (3318 S. Federal Boulevard)	03/29/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00299	Silver Plume, Colorado	10/01/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00670	Pueblo, Colorado	05/12/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00582	Trinidad, Colorado (Santa Fe Trail)	07/11/24	Authorizes retail of cannabis.
The Green Solution LLC	Cannabis retail license 402R-00583	Trinidad, Colorado (N. Commercial Street)	07/11/24	Authorizes retail of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-01151	Trinidad, Colorado (36900 El Moro Road)	05/28/24	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00892	Trinidad, Colorado (1200 Republic Drive)	02/15/24*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00893	Trinidad, Colorado (1201 Republic Drive)	02/15/24*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00894	Trinidad, Colorado (1202 Republic Drive)	02/15/24*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00895	Trinidad, Colorado (1203 Republic Drive)	02/15/24*	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00020	Denver, Colorado (Steele Street)	01/01/25	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Cannabis cultivation license 403R-00836	Denver, Colorado (Barberry Place)	01/25/25	Authorizes cultivation of cannabis.
Infuzionz, LLC	Cannabis processing license 404R-00003	Denver, Colorado (Washington Street)	01/01/24*	Authorizes manufacturing of cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Infuzionz, LLC	Cannabis processing license (Medical) 404-00329	Denver, Colorado (Washington Street)	01/28/24*	Authorizes manufacturing of medical cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Futurevision Ltd	Cannabis retail license 402R-00034	Denver, Colorado (Nome Street)	01/01/25	Authorizes retail of cannabis
Futurevision Ltd	Cannabis retail license (medical) 402-00088	Denver, Colorado (Nome Street)	11/21/24	Authorizes retail of medical cannabis
Futurevision Ltd	Cannabis retail license 402R-00296	Aurora, Colorado (Havana Street)	10/01/24	Authorizes retail of cannabis
Columbia Care CO, Inc	Cannabis retail license 402R-00640	Thornton, Colorado	02/06/24*	Authorizes retail of cannabis

Futurevision Ltd	Cannabis cultivation license 403R-00040	Denver, Colorado (Nome Street)	01/01/25	Authorizes cultivation of cannabis
Futurevision Ltd	Cannabis cultivation license (medical) 403-00131	Denver, Colorado (Nome Street)	07/05/24*	Authorizes cultivation of medical cannabis

* Currently in the process of renewal

With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no substantial violations exist, the Company would expect to receive the applicable renewed licenses in the ordinary course of business.

Regulatory Requirements

The regulations establish requirements applicable to all marijuana businesses, along with specific requirements for each type of business.

All marijuana businesses in Colorado are required to, for example and without limitation (1) create and enforce limited access areas for the protection of marijuana and marijuana products, (2) maintain security alarm systems installed and maintained by a licensed alarm installation company, as well as approved locks and surveillance equipment, (3) follow all applicable laws regarding waste disposal (including cannabis-containing wastes), (4) implement an inventory tracking system used for inventory tracking and recordkeeping, (5) comply with both state and local requirements as to hours of operation, (6) comply with sanitary requirements applicable to employees and production spaces, including sanitation audits, (7) comply with recordkeeping requirements, and (8) maintain and provide procedures for dealing with product recalls.

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

DELAWARE

Delaware Regulatory Landscape

Delaware’s medical marijuana program is governed by the Delaware Medical Marijuana Act, 16 Del. C.

§ 4901A et seq., and the Department of Health and Social Services’ (the “Department”) implementing regulations, CDR 16-4000-4470. The program authorizes registered qualified patients to use marijuana.

In January 2024, House Bill 285, which expanded the medical marijuana program, became law. This legislation enhances patient access to medical marijuana through the removal of “debilitating medical conditions” and revamps the framework of the Delaware Medical Marijuana Act. Pursuant to this legislation, health care providers are allowed to determine whether the individual has a “diagnosed medical condition that would benefit therapeutically or palliatively” from cannabis use and permits patients aged 65 and older to “self-certify” for MMJ registry identification cards.

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

On April 26, 2023, Governor Carney allowed House Bill 1 and House Bill 2 to be enacted into Delaware law without his signature. These two pieces of legislation removed all state-level civil and criminal penalties from simple marijuana possession and create a highly regulated industry to conduct recreational marijuana sales in Delaware. In June 2023, Delaware Gov. Carney installed longtime law enforcement official Robert Coupe as the state’s first marijuana commissioner. The Office of the Marijuana

Commissioner (“OMC”) is the agency responsible for regulating the recreational marijuana industry in Delaware, pursuant to the Delaware Marijuana Control Act, which became effective on July 5, 2023. The OMC will issue a total of 125 licenses, including 60 Cultivators, 30 Manufacturers, 30 Dispensaries and 5 Testing facilities. The OCM is expected to finalize rules and regulations by July 2024 and is expected to begin issuing licenses in October 2024.

The Cannabist Company (through its subsidiary in the State of Delaware) follows the regulatory framework enacted by the State of Delaware.

Delaware License Requirements

Applicants for a license to operate a Compassion Center must include a US$5,000 application fee along with identifying documentation about the proposed Compassion Center and information about the proposed facility and financial and organizational information which demonstrate compliance with the Department’s regulations. In 2022, the Delaware General Assembly amended the Delaware Medical Marijuana Act to require applicants with 20 or more employees to execute a labor peace agreement and Cannabist Company must submit a copy of an executed labor peace agreement with its next license renewal application in Q3 2024.

As of February 22, 2024, the OMC has not yet promulgated final regulations for adult-use licenses.

Delaware Dispensary Requirements

Registered Compassion Centers are required to keep detailed financial reports of proceeds and expenses; maintain inventory, sales, and financial records in accordance with generally accepted accounting principles; and provide Department or Department-contracted audit firms with access to its books and records. Registered Compassion Centers are required to comply with specified requirements, such as disposing of unusable marijuana, inventory system management, waste disposal, pesticides, storage of cannabis and verification of patient and caregiver identification cards.

The maximum amount a Compassion Center can dispense to a single patient is 3 ounces during a 14-day period.

As of February 2024, the OMC has not yet promulgated final regulations for adult-use dispensaries.

Delaware Licenses

The Cannabist Company operates through a management services arrangement with Columbia Care Delaware LLC, a non- profit affiliate that holds a Compassion Center license and operates a dispensary and a manufacturing center, as noted in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC01	Milford, DE	09/15/24	Cultivation and Manufacturing Facility
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC02	Smyrna, DE	09/15/24	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC06	Wilmington, DE	09/15/24	Dispensary
Columbia Care Delaware LLC	Registration Certificate and Operation Permit for Medical Marijuana Compassion Center 2009-CC07	Rohoboth Beach, DE	09/15/24	Dispensary

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

Delaware Security, Storage, and Transportation Requirements

Compassion Centers must store marijuana and in compliance with specified requirements, such as in a locked area with adequate security to prevent the unauthorized entrance into areas containing marijuana and the theft of marijuana. The Department has also instituted a number of inventory controls. Compassion Centers must utilize a bar-coding inventory control system to track sales and inventory data; store marijuana in a locked area with adequate security; and conduct and document monthly inventory reviews and bi-annual comprehensive inventory reviews.

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

As of February 22, 2024, the OMC has not yet promulgated final regulations for security, storage and transportation of adult-use cannabis.

Department Inspections

Compassion Centers are also subject to inspections by the Department’s Office of Medical Marijuana and OMC. These inspections may include: a review of the Compassion Center’s financial and dispensing records; a review of the physical facility; an inspection for pesticides, fungus, or mold; and random sampling of marijuana plants. Moreover, the Department or an independent auditor with which it contracts shall at all times have access to all books and records kept by any Compassion Center.

FLORIDA

Florida Regulatory Landscape

In 2014, the Florida Legislature passed the Compassionate Use Act. The original Compassionate Use Act only allowed for low-THC cannabis to be dispensed and purchased by patients suffering from cancer and epilepsy. In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. The Florida Medical Marijuana Legalization Initiative, Amendment 2 (“Amendment 2”), and the expanded qualifying medical conditions, became effective on January 3, 2017. The Florida Department of Health, physicians, dispensing organizations, and patients are also subject to Article X Section 29 of the Florida Constitution and § 381.986 of the Florida Statutes. On June 9, 2017, Florida passed legislation that expanded the program by replacing large portions of the existing Compassionate Use Act. The law provided for another four licenses to be issued for every 100,000 patients added to the state’s medical marijuana registry and allows growers to open 25 dispensaries, plus an additional five dispensaries for every 100,000 patients. The 2017 legislation’s cap on dispensing facilities expired on April 1, 2020 and there is now no limit. There is also no state-imposed limitation on the permitted size of cultivation or processing facilities in Florida, nor is there a limit on the number of plants that may be grown. In Florida, medical marijuana may not be wholesaled, except for limited circumstances in which a medical marijuana treatment center that seeks to make a purchase of marijuana presents proof of harvest failure to the Florida Department of Health, Office of Medical Marijuana Use (“OMMU”).

The OMMU continues to expand the program and has issues one so-called “Pigford” (Qualified Black Farmer) license. Additional “Pigford” applicants have appealed OMMU’s denial of their license applications. Further, under emergency rules, the OMMU issued an application under which it will award up to 22 MMTC licenses to new applicants. The OMMU received 74 applications and has not yet issued its intent to award licenses.

The Florida Supreme Court heard oral arguments on November 8, 2023 for the case: Advisory Opinion to the Attorney General Re: Adult Use Personal Marijuana. The Florida Attorney General sought an advisory opinion whether a ballot initiative permitting adult personal use of marijuana shall be on the ballot after meeting the petitions requirements. The Florida Supreme Court is expected to issue its decision by April 1, 2024.

The Company (through its subsidiary in the State of Florida) follows the regulatory framework enacted by the State of Florida.

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

Under the terms of its MMTC license, the Company’s 100%-owned subsidiary, Columbia Care Florida, is permitted to sell medical cannabis only to qualified medical patients that are registered with the state. Only certified physicians who have successfully completed a medical cannabis educational program can register patients and their medical cannabis orders on the Florida Office of Compassionate Use Registry. Dispensaries also must comply with a local municipality’s zoning, which authorize such a use. The proposed site is zoned for a pharmacy and not within 500 feet of a church or school. In the State of Florida, only cannabis that is grown in the state can be sold in the state. As Florida is a vertically integrated system, Columbia Care Florida is able to cultivate, harvest, process and sell/dispense/deliver its own medical cannabis products.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Florida LLC	Medical Marijuana Treatment Center – MMTC-2017-0011	Multiple Locations	05/20/24	Authorizes Columbia Care Florida to cultivate, process, transport and dispense cannabis for medical use

Florida Reporting Requirements

OMMU requires that any licensee establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of when marijuana seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Additionally, the OMMU also maintains a patient and physician registry and Cannabist Company must comply with requirements and regulations relative to providing required data or proof of key events to said system.

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

MMTC license holders can only own one license. An MMTC applicant must demonstrate various requirements that include, but are not limited to, that: (i) they possess a valid certificate of registration issued by the Florida Department of Agriculture, (ii) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (iii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, and (iv) its owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, and ensure that a medical director is employed to supervise the activities of the MMTC.

Florida Dispensary Requirements

An MMTC may not dispense to a patient more than a 70-day supply of cannabis within a 70-day period, except an MMTC may not dispense more than a 35-day supply of marijuana in a form for smoking within a 35-day period. A physician may not certify a patient for more than six 35-day supplies of smokable cannabis. By law, a 35-day supply is 2.5 ounces of whole flower. In 2022, OMMU passed emergency regulations further stating that marijuana in a form for smoking shall only be dispensed by an MMTC as usable whole flower, ground usable whole flower, or pre-rolled marijuana cigarettes and prohibiting dispensing usable flower through other routes of administration, including vaporization. OMMU’s emergency rules also set daily dose and 70-day dosage limits for other forms of administration, such as edibles, vaporizers, and topicals. The emergency rules further set a total 70-dosage limit of 24,500 mg of THC in any form. The emergency rules authorize OMMU to grant exceptions for patients.

The MMTC employee who dispenses the cannabis must enter into the registry his or her name or unique employee identifier and verify the qualified patient’s information and the amount, type, and limit of cannabis that can be dispensed. An MMTC may not dispense to a qualified patient younger than 18 years of age, only to such patient’s caregiver. An MMTC may not dispense or sell any other type of cannabis, alcohol, or illicit drug-related product, except a cannabis delivery device as specified in the physician certification.

In 2022, OMMU adopted emergency regulations establishing additional dispensing requirements in connection with website orders.

Florida Security, Transportation, and Storage Requirements

Each MMTC must comply with security, transportation, and storage requirements. These include, without limitation, maintaining a video surveillance system with specified features. MMTCs must retain video surveillance recordings for at least 45 days, or longer upon the request of law enforcement.

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

A cannabis transportation manifest must be maintained in any vehicle transporting cannabis or a cannabis delivery device. The manifest must be generated from the MMTC’s seed-to-sale tracking system. Cannabis and cannabis delivery devices must be locked in a separate compartment or container within the vehicle and employees transporting cannabis or cannabis delivery devices must have their employee identification on them at all times. Lastly, at least two people must be in a vehicle transporting cannabis or cannabis delivery devices, and at least one person must remain in the vehicle while the cannabis or cannabis delivery device is being delivered.

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

ILLINOIS

Illinois Regulatory Landscape

The Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with a debilitating medical condition access to medical marijuana, became effective January 1, 2014 and has since been made permanent and retitled as the Compassionate Use of Medical Cannabis Program Act. There are over 35 qualifying conditions as part of the medical program. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program, which provides access to medical marijuana for individuals who have or could receive a prescription for opioids.

Illinois enacted the Cannabis Regulation and Tax Act in June 2019 (the “IL Act”). The IL Act legalized the adult use of marijuana effective January 1, 2020. Under the IL Act, Illinois residents aged 21 and older are allowed to possess approved forms of marijuana with quantity limitations. The IL Act also authorizes the Illinois Department of Financial and Professional Regulation (“IDFPR”) to issue new licenses while existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. Cannabist Company (through its subsidiaries in the state of Illinois) received licenses as Early Approval Adult Use Dispensing Organizations and is operating medical and adult use dispensaries in Illinois. No person can hold a financial interest in more than 10 dispensing organizations.

On July 15, 2021, Illinois modified the IL Act and the Compassionate Use of Medical Cannabis Program Act and establishing a more comprehensive criteria to award the adult-use licenses. Multiple lotteries and corrective lotteries for the adult-use licenses were held in 2021 and 2022.

The Illinois Department of Agriculture is authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.”. The cultivation centers are limited to 210,000 square feet of canopy space and are prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The Department is also permitted to license up to 40 craft growers and 40 infuser organizations by July 1, 2020 and another 60 of each license type by the end of 2021.

The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans for complying with the requirements. These include, but are not limited to, an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan.

Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Adult use dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

The Illinois Department of Agriculture is authorized to promulgate regulations for cultivators, craft growers, infuser organizations, and transporting organizations, and the IDFPR is authorized to regulate dispensaries. The Department of Agriculture’s final rules took effect on June 3, 2020, while the IDFPR has not yet issued comprehensive operational regulations for the adult- use program.

The Company (through its subsidiaries in the State of Illinois) follows applicable licensing requirements and the regulatory framework enacted by the State of Illinois.

Illinois Licenses

The table below lists the licenses issued to Cannabist Company with respect to its operations in Illinois. Under applicable laws, the licenses permit Cannabist Company to, collectively, cultivate and dispense marijuana pursuant to the terms of the licenses, which are issued by the IDOA and the IDFPR under the provisions of Illinois Revised Statutes 410 ILCS 130 and 410 ILCS 705. All licenses are, as of the date hereof, active with the State of Illinois.

There are two categories of medical cannabis licenses in Illinois: (1) cultivation/processing and (2) dispensary. The licenses are independently issued for each approved activity. Adult-use dispensary licenses must be renewed with the IDFPR prior to March 31 of every even-numbered year, while adult-use cultivation center licenses must be renewed annually.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Curative Health LLC	IL Dept. of Financial & Professional Regulation Certificate – 280.000044-DISP	Chicago, IL	08/29/24	Registered Medical Cannabis Dispensing Organization Certificate
Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000024-AUDO	Chicago, IL	03/31/24	Registered Adult-Use Cannabis Dispensing Organization Certificate
Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000065-AUDO	Villa Park, IL	03/31/24	Registered Adult-Use Cannabis Dispensing Organization Certificate
Curative Health Cultivation, LLC	IL Dept. of Agriculture Early Approval Adult Use Cultivation Center License #1512040751-EA	Aurora, IL	03/31/24	Early Approval Adult-Use Cultivation Center License
Curative Health Cultivation, LLC	IL Dept. of Agriculture Medical Cannabis Cultivation Permit #1512040751	Aurora, IL	12/04/24	Medical Cannabis Cultivation Center Operating Permit
Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Industrial Hemp Processor License – #1204-332	Aurora, IL	12/31/25	Registered Industrial Hemp Processor License
Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Cannabis Transporter License #1512040751-TR	Aurora, IL	07/14/24	Registered Cannabis Transporter License

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company reclassified certain licenses as held for sale in its New York, Massachusetts, and Illinois locations. Refer to Note 20 of the financial statements for additional details.

Illinois License and Regulations

The medical marijuana retail dispensary license permits the Company to purchase marijuana and marijuana products from cultivation/processing facilities and allows the sale of marijuana and marijuana products to registered patients. The adult-use dispensing organization license permits the Company to acquire cannabis from a cultivation center, craft grower, processing organization, or another dispensary for the purpose of selling or dispensing cannabis, cannabis-infused products, cannabis seeds, paraphernalia, or related supplies to adult use purchasers and to qualified registered medical cannabis patients and caregivers.

The medical cultivation license permits the Company to acquire, possess, cultivate, manufacture/process into edible medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The adult-use cultivation center license permits the Company to cultivate, process, and perform other necessary activities to provide cannabis and cannabis-infused products to cannabis business establishments.

Illinois Dispensary Requirements

Curative Health LLC must operate within Illinois’ regulated system. This includes, without limitation, operating in accordance with the representations made in its application and registration packet. Curative Health LLC must inspect and count product it receives before dispensing it. It may only accept cannabis products which come properly packaged and labeled from such cultivation center suppliers.

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

Illinois Reporting Requirements

The state of Illinois uses BioTrack as the state’s computerized track and trace system for seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. Cannabist Company integrates its in-house tracking system with the state’s BioTrack program to capture the data points required by the Illinois Compassionate Use of Medical Cannabis Pilot Program Act and the Cannabis Regulation and Tax Act.

Illinois Storage and Security Requirements

As to its cultivation facility, the adult-use and medical-use laws and regulations require the Company to follow storage and security requirements such as storing marijuana and marijuana infused products in a safe, vault, or secured room in such a manner to prevent diversion, theft, or loss.

The cultivation facility must also have an operational 24-hour, seven-days-a-week, closed circuit television surveillance system on the premises that complies with certain regulatory minimum standards. Access to the surveillance area is restricted to those people who are essential to surveillance operations, law enforcement agencies, security system service personnel, and the regulator.

The Company must also maintain an alarm system at its cultivation facility. The cultivation facility must maintain and use a professionally monitored robbery and burglary alarm system that meets certain regulatory minimum standards. With respect to its Illinois dispensary, the Company must store inventory on site in a secured and restricted access area consistent with the security regulations and track its inventory in accordance with the inventory tracking regulations. Containers storing medical marijuana that have been tampered with or opened must be stored separately until disposed; such materials can only be stored at the dispensary for one week.

Illinois Transportation Requirements

Cultivation centers may transport cannabis in accordance with certain guidelines.

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

Illinois Inspections

Dispensaries and cultivation centers are subject to random and unannounced inspections and cannabis testing. They must also make all records, logs, and reports immediately available for inspection upon request by the IDFPR or the Department of Agriculture, as applicable.

MARYLAND

The Maryland Cannabis Administration (the “MCA”) grants cannabis grower, processor, and dispensary, licenses. A licensee may hold a license in each category to obtain vertical integration. Maryland MCA’s application period for its latest round of additional license awards closed on December 12, 2023; additional licenses will be awarded by county (for standard dispensaries) or by region (for all other license types). The Company’s Maryland subsidiaries converted each of their prior medical cannabis licenses to standard cannabis business licenses on July 1, 2023, permitting the companies to participate in both the adult use and medical cannabis markets in Maryland.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MD LLC	Cannabis Establishment License #DA-23- 00087	Chevy Chase, MD	06/30/28	Dispensary
Green Leaf Medical, LLC	Cannabis Establishment License #GA-23-00012	Frederick, MD	06/30/28	Cultivation Facility
Green Leaf Extracts, LLC	Cannabis Establishment License #PA-23-00011	Frederick, MD	06/30/28	Processor Facility
Wellness Institute of Maryland, LLC	Cannabis Establishment License #DA-23-00066	Frederick, MD	06/30/28	Dispensary
Sugarloaf Enterprises, LLC	Cannabis Establishment License #DA-23-00092(1)	Rockville, MD	06/30/28	Dispensary
Time for Healing LLC	Pre-Approval Stage	Prince George’s County	Pre-Approval Stage	Dispensary

Note:

(1)
Cannabist Company is operating the license under the terms of a management services agreement

Dispensary licenses in Maryland are renewed every five years. Before expiry, licensees are required to submit a renewal application. While renewals are granted every five years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Cannabis Company would expect to have each of its future anticipated licenses renewed in the ordinary course of business. While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that licenses will be renewed in the future in a timely manner.

The Company (through its subsidiaries and affiliates in the State of Maryland) is in material compliance with applicable licensing requirements and the regulatory framework enacted by the State of Maryland.

Maryland Licensing Requirements

To become a licensed cannabis establishment, each applicant must submit an application detailing the location of the proposed cannabis establishment, the personal details of each principal officer or director, a capitalization table indicating all equity owners of the licensee, a business plan demonstrating a likelihood of success and sufficient business ability and experience on the part of the applicant, and providing for appropriate working conditions, a detailed diversity plan, and a detailed operating plan for the safe, secure, and effective cultivation, manufacture or dispensing of cannabis. Owners, members, shareholders, officers, and directors of dispensary holding a 5% or greater interest in the company must undergo a criminal and financial background checks. Employees, volunteers and personnel who will be working in the facility with access to the non-public areas are required to undergo background checks and register as a cannabis establishment agent with the MCA. Applicants who meet the minimum qualifications are placed into a pool according to license type and geographic area and conditional licenses are awarded on a lottery basis among those in the respective pools. Those awarded conditional licenses will have 18 months to operationalize such licenses.

Maryland Reporting Requirements

Once licensed, the cannabis licensee is required to submit to the MCA annual reports including the following information: (i) an Organization, Ownership and Control Disclosure, including a chart or table demonstrating the licensee’s ownership structure and an organizational table identifying the licensees principals, officers and directors; (ii) an Agent Verification Report to verify whether any registered agent employed by the licensee or registered ancillary business was convicted of a felony drug offense during the calendar year preceding the date on which the report is due; and (iii) an Annual Minority Report indicating the licensee’s minority ownership and employment data.

Maryland Inspections

Licensees must be inspected by the MCA prior to receiving approval from the MCA to be authorized to begin cultivation, processing, and/or dispensing. Spot-inspections may be performed at the licensed premises at any time and without advance notice.

Maryland Safety and Security Requirements

Cannabis establishments must maintain operating procedures consistent with the oversight regulations established by the MCA, including the following: (i) storage of cannabis and products containing cannabis only in enclosed and locked facilities; (ii) security features and procedures; (iii) how the licensee will prevent diversion; and (iv) safety procedures. The cannabis establishment premises must be constructed to prevent unauthorized entry, including a designation of a secured room meeting high-security requirements. All registered dispensary agents are trained on safety procedures, including responding to: (i) a medical emergency; (ii) a fire; (iii) a chemical spill; and (iv) a threatening event including: (a) an armed robbery, (b) an invasion, (c) a burglary, or (d) any other criminal incident.

Licensees must maintain its security and surveillance operations in consideration of the following: (i) an alarm system that covers perimeter entry points, windows, and portals at the premises that: (a) will be continuously monitored; (b) detects smoke and fire capabilities; (c) detects power loss capabilities; (d) includes panic alarm devices mounted at convenient, readily-accessible locations through the licensed premises; (e) inclusion of a second, independent alarm system to protect where records are stored on- and off-site and where any secure room holds medical cannabis; (f) equipped with auxiliary power to continue operation for at least 48 hours; (ii) a video surveillance system that: (a) records continuously for 24 hours per day for 365 days a year without interruption, (b) has cameras in fixed places that allow for the clear facial identification and of activities in the controlled areas of the premises, including where medical cannabis is packaged, tested, processed, stored, or dispensed, (c) has the capability of recording clear images and displays the time and date of the recording, and (d) demonstrates a plan for retention of recordings for at least 30 days.

Following issuance of a license, no major renovation or modification may be undertaken without notification to the MCA. Cannabis products are subject to testing for contaminants by an independent testing laboratory. In November 2019, the Maryland Medical Cannabis Commission mandated enhanced testing requirements for vape cartridges and disposable vape pens. Such products must be screened for vitamin E acetate, and any product found to contain vitamin E acetate is prohibited from being sold to patients.

Maryland Record Keeping and Inventory Tracking

Maryland requires use of a seed-to-sale tracking system software operated by Metrc LLC (“METRC”). Licensees must create and use a perpetual inventory control system that identifies and tracks the stock of cannabis from the time it is delivered or produced to the time it is dispensed to a patient or qualified caregiver, or adult-use consumer.

The licensee must retain attendance records and ensure dispensary agents are trained on the record retention and standard operating procedure. MCA regulators have the authority to audit the records of licensees to ensure they comport with the reporting in METRC.

Maryland Transportation

Only licensed cannabis growers, processors, or dispensaries may transport business-to-business packages containing medical cannabis. Cannabis transport vehicles must be approved by the MCA and shall display current registration from the state, be insured, and may not display any sign or illustration related to cannabis or a licensee.

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

Dispensary licensees in Maryland are currently authorized to perform home delivery directly to authorized medical cannabis patients only. To do so, the dispensary must (i) independently verify the patient’s identification and registration status, (ii) enter the transaction in METRC prior to delivery; (iii) perform the delivery through a registered dispensary agent; and (iv) confirm the transaction otherwise complies with other requirements regarding sale of medical cannabis under applicable regulations. All home deliveries must be performed using a properly registered and insured secure medical cannabis transport vehicle. The vehicle may not bear any markings related to medical cannabis. After July 1, 2024, dispensary licensees will no longer be permitted to perform home delivery directly to patients, and delivery of cannabis products will be limited to micro dispensary licensees.

MASSACHUSETTS

The Commonwealth of Massachusetts has authorized the cultivation, possession and distribution of marijuana for medical and adult-use purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program (the “MUMP”) registers qualifying patients, personal caregivers, Medical Marijuana Treatment Centers (“MMTCs”), and MMTC agents. The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana”, following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (the “Massachusetts Medical Act”). MMTC Certificates of Registration are vertically integrated licenses in that each MMTC Certificate of Registration entitles a license holder to one cultivation facility, one processing facility and one dispensary location. There is a limit of three (3) MMTC licenses per person/entity.

The Commonwealth of Massachusetts Cannabis Control Commission (“CCC”) regulations, 935 CMR 501.000 et seq. (“Massachusetts Medical Regulations”), provide a regulatory framework that requires MMTCs to cultivate, process, transport and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program. The CCC assumed control of the MUMP from the Department of Public Health on December 23, 2018.

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The Cannabis Control Commission (the “CCC”), a regulatory body created in 2018, licenses adult use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments or “ME”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018. In 2022, the Massachusetts Legislature amended the enabling legislation for the adult use program and MUMP to, among other things, render it unlawful for cannabis businesses to pay percentage-based fees to municipalities under the statutorily required Host Community Agreements with those municipalities.

On September 22, 2023, CCC voted to approve final changes to Massachusetts’ adult and medical use of marijuana regulations, including policies that will implement the agency’s oversight of host community agreements (HCAs), new municipal equity requirements, and suitability reform, in accordance with Chapter 180 of the Acts of 2022, An Act Relative to Equity in the Cannabis Industry.

The Company (through its subsidiary in the Commonwealth of Massachusetts) follows the requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

Massachusetts Licensing Requirements

The Massachusetts Medical Regulations delineate the licensing requirements for MMTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of the Commonwealth of Massachusetts, the Department of Revenue, and the Department of Unemployment Assistance; (ii) no executive, member or any entity owned or controlled by such executive or member directly or indirectly controls more than three MMTC licenses and no person or entity can maintain more than 100,000 square feet of canopy; (iii) no person with an interest in an independent testing laboratory may have an interest in an MMTC; (iv) an MMTC may not cultivate, prepare or dispense medical cannabis from more than two locations statewide under a single license,

(v) dispensary agents must be registered with the CCC; (vi) an MMTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vii) one executive of an MMTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information (iCORI) system; (viii) the MMTC applicant has at least US$500,000 in its control as evidenced by bank statements, lines of credit or equivalent; (ix) payment of the required application fee; and (x) activities authorized by the MMTC license must only be conducted at the address(es) specified for that license.

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

Existing MMTCs are given priority status over other applicants (except Economic Empowerment Priority Applicants) in applying for licensure as a Marijuana Establishment under the CCC’s adult use cannabis program. However, the CCC has limited the scope of the priority applicant status to the functions and locations that the MTC currently operates. The same material application requirements exist for a Marijuana Establishment license as an MTC application.

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

Patriot Care Corp. applied for adult-use licenses for facilities in Lowell, Massachusetts and Greenfield, Massachusetts in May and June 2018. On September 6, 2018, the CCC approved provisional licenses for retail, manufacturing, and cultivation in Lowell, Massachusetts, and retail in Greenfield, Massachusetts. On January 25, 2019, the CCC approved and thereafter issued final marijuana establishment licenses for retail, manufacturing and cultivation of adult-use marijuana in Lowell and retail of adult-use marijuana in Greenfield. Patriot Care Corp. applied for an adult use license from the CCC in Boston, Massachusetts in 2020. In January 2021, the CCC approved and thereafter issued a final ME license for adult use retail in Boston. Patriot Care Corp. Subsequently applied for adult-use retail licensure from the Boston Cannabis Board. The Boston Cannabis Board approved and thereafter issued final adult use retail licensure in September 2021.

Massachusetts Licenses

The final licenses allow Patriot Care Corp. to operate the MTC. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD165	Lowell, MA	08/31/24	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD727	Greenfield, MA	11/13/24	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Cannabis Control Commission “Certificate of Registration” #RMD265	Boston, MA	11/13/24	Medical Dispensary, Cultivation and Product Manufacturing

The final licenses allow Patriot Care Corp. to operate the Marijuana Establishments. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Final Marijuana Establishment License #MR281283	Lowell, MA	09/16/24	Dispensary
Patriot Care Corp.	Final Marijuana Establishment License #MP281308	Lowell, MA	07/17/24	Manufacturing
Patriot Care Corp.	Final Marijuana Establishment License #MC281265	Lowell, MA	09/16/24	Cultivation
Patriot Care Corp.	Final Marijuana Establishment License #MR281282	Greenfield, MA	09/16/24	Dispensary
Patriot Care Corp.	Provisional Marijuana Retail License #MR281284	Boston, MA	02/12/24	Dispensary

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

Massachusetts Dispensary Requirements

An MMTC shall follow its written and approved operation procedures in the operation of its MMTC facilities. Operating procedures must include, but not limited to security measures; employee security policies; hours of operation and after-hours contact information; storage and waste disposal protocols; a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; procedures to ensure accurate recordkeeping plans for quality control; a staffing plan and staffing records; emergency procedures; alcohol, smoke, and drug-free workplace policies; a plan describing how confidential information will be maintained; a policy for the immediately dismissal of MMTC agents engaged in diversion or unsafe practices, or who has been the subject of certain criminal proceedings; disclosure of a list of all directors, members, and executives upon request; policies and procedures for the handling of cash on MMTC premises; standards and procedures related to pricing, price changes, and financial hardship; policies for energy efficiency and conservation; policies and procedures for workplace safety; and a description of the MMTC”s patient education activities.

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

Marijuana retailers are subject to certain operational requirements in addition to those imposed on ME generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least twenty-one years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per retail customer per day. Dispensaries must also make patient education materials available to patrons.

Massachusetts Security and Storage Requirements

An MMTC shall implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MMTC or ME. These measures must include: (i) allowing only registered qualifying patients, caregivers, adult use customers, dispensary agents, authorized persons, or approved outside contractors access to the MMTC or ME facility; (ii) preventing individuals from remaining on the premises ; (iii) disposing of marijuana or byproduct (iv) establishing limited access areas l; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MMTC or ME is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the MMTC or ME does not allow a person to conceal themselves. An MMTC or ME shall also utilize a security/alarm system that complies with applicable regulations.

Massachusetts Transportation Requirements

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

Massachusetts Department Inspections

The CCC or its agents may inspect an MMTC, Marijuana Establishment, and affiliated vehicles at any time without prior notice. An MMTC shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MMTC or Marijuana Establishment to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MMTC or Marijuana Establishment, and the MMTC or Marijuana Establishment shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC has the authority to suspend or revoke an MMTC or Marijuana Establishment license and to take other disciplinary actions against MMTC license holders.

NEW JERSEY

New Jersey Regulatory Landscape

New Jersey’s medical marijuana program is governed by the Jake Honig Compassionate Use Medical Cannabis Act, N.J. Stat. § 24:6l-1 et seq. (the “Medical Cannabis Law”), and the implementing regulations of the Cannabis Regulatory Commission (the “Commission”), N.J.A.C. 17:30A et seq. Pursuant to the Medical Cannabis Law, qualifying patients with specified debilitating medical conditions may become registered to use medical marijuana. . The Medical Cannabis Law creates a permitting regime for “alternative treatment centers” (“ATCs”), which are vertically-integrated medical marijuana businesses. In addition, the Commission’s regulations allow applicants for ATC permits to seek cultivation-, manufacturing-, or dispensing-specific licensure.

On July 2, 2019, New Jersey enacted the Jake Honig Compassionate Use Medical Cannabis Act that made several changes to the state’s medical marijuana program, including expansions to patient purchase limits, edible product form permission, removes sales tax on medical marijuana, authorizes home delivery to patients; and permitted ATCs to apply for up two additional satellite dispensing facilities, a right which expired as of January 2, 2021.

The Cannabist Company (through its subsidiary in the State of New Jersey) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New Jersey for the medical marijuana program.

On February 22, 2021, the Governor of New Jersey signed into law an adult-use legalization bill entitled the “New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act,” which legalized personal use cannabis for certain adults, subject to State regulations (the “CREAMM Act”). The CREAMM Act provides ATCs specific expanded cultivation rights as well as the right to open up sales to the adult-use marketplace, subject to limited and specified conditions. As it relates to sales into the adult-use marketplace, the CREAMM Act permits ATCs to apply to the Commission for permission to operate as an Expanded ATC and permits ATCs to cultivate from up to two physical locations, provided that the ATC’s combined mature cannabis plant grow canopy between both locations does not exceed 150,000 square feet of bloom space.

On August 19, 2021, the Commission approved the first set of rules governing the state’s adult-use cannabis program. The rules allowed the CRC to begin licensing cannabis businesses. On November 23, 2021, the Executive Director of the Commission issued guidance to ATCs on the process for submitting Expanded ATC applications, Cannabist Company’s Expanded ATC application was approved by the Commission for its cultivation and manufacturing permits and two (2) retail dispensary locations in Vineland and Deptford on April 12, 2022, the Company was approved to operate a second cultivation facility in Vineland on May 25, 2022, which was also approved for Expanded ATC operations on August 3, 2022.

The Commission opened applications for Class 1 Cultivators and Class 2 Manufacturers on December 15, 2021, followed by applications for Class 5 Retailers on March 15, 2021. The Commission anticipates soliciting applications for Class 3 Wholesalers, Class 4 Distributors, and Class 6 Delivery licenses sometime in 2024. As of the February 15, 2024 Commission meeting, the Commission has issued notice of application approval for 1,765 cannabis licenses, including 66 Expanded ATCs. Of the 1,765 licenses issued, 209 licenses are operational.

New Jersey Regulations

ATC permits are awarded by a selection committee that evaluates applicants on the following general criteria: (1) submittal of mandatory organizational information; (2) ability to meet the overall health needs of qualified patients and safety of the public; (3) history of compliance with regulations and policies governing government-regulated marijuana programs; (4) ability and experience of applicant in ensuring an adequate supply of marijuana; (5) community support and participation; (6) ability to provide appropriate research data; (7) experience in cultivating, manufacturing, or dispensing marijuana in compliance with government-regulated marijuana programs; and (8) workforce and job creation plan. Information required to be submitted is wide-ranging, and includes identification information and background checks of principals, employees, directors, and other stakeholders, and evidence of compliance with certain state and local laws and ordinances. Cannabist Company was awarded a vertically integrated ATC permit as a result of the result of a 2018 Request for Applications (“2018 RFA”), along with five (5) other applicants selected for final approval for vertically integrated ATC permits by the DOH.

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

The Personal-Use Cannabis Rules (N.J.A.C 17:30) were last amended on March 6, 2023.

New Jersey Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care New Jersey LLC	MC000093	Vineland, NJ	12/31/24	Medical Cultivation
Columbia Care New Jersey LLC	MC000005	Vineland, NJ	12/31/24	Medical Cultivation
Columbia Care New Jersey LLC	MM000004	Vineland, NJ	12/31/24	Medical Manufacturing
Columbia Care New Jersey LLC	MRE000010	Vineland, NJ	12/31/24	Medical Dispensary
Columbia Care New Jersey LLC	MRE000011	Deptford, NJ	12/31/24	Medical Dispensary
Columbia Care New Jersey LLC	C000005	Vineland, NJ	04/20/24	Adult Use Cultivation
Columbia Care New Jersey LLC	C000093	Vineland, NJ	08/02/24	Adult Use Cultivation
Columbia Care New Jersey LLC	M000004	Vineland, NJ	04/17/24	Adult Use Manufacturing
Columbia Care New Jersey LLC	RE000010	Vineland, NJ	04/20/24	Adult Use Dispensary
Columbia Care New Jersey LLC	RE000011	Deptford, NJ	04/17/24	Adult Use Dispensary

ATC Permits expire annually and require the submittal of a renewal application 60-days prior to the expiration of an ATC permit. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the permit, Columbia Care New Jersey would expect to receive a renewed permit in the ordinary course of business.

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

New Jersey Dispensary Requirements

ATCs and Expanded ATCs are subject to a number of regulations regarding their policies, procedures, records, and reporting, both under the medical and adult-use regulations. For example, ATCs and Expanded ATCs must develop oversight procedures including but not limited to procedures to ensure dispensing operations; security policies; inventory protocols; pricing standards; crime prevention plans general business records; detailed sales records; and detailed personnel and training records. ATCs and Expanded ATCs must provide substantial training for their employees and must maintain an alcohol and drug-free workplace.

Holders of an ATC and Expanded ATC permit are subject to a detailed regulatory scheme encompassing: security, staffing, point-of-sale systems, manufacturing standards, hours of operation, delivery, advertising and marketing, product labeling, records and reporting, age verification, and more.

New Jersey Storage, Security, and Transportation Requirements

Each ATC and Expanded ATCs is required to provide effective controls and procedures to guard against theft and diversion of cannabis including, when appropriate, systems to protect against electronic records tampering. ATCs and Expanded ATCs are required to conduct detailed monthly inventories and an annual comprehensive inventory.

Each ATC and Expanded ATC must install, maintain in good working order and operate a safety and security alarm system at its authorized physical addresses that will provide suitable protection 24 hours a day, seven days a week against theft and diversion and that includes, but not limited to, (i) immediate automatic notification to alert state or local police agencies to an unauthorized breach of security; and (ii) a backup system that activates immediately and automatically upon a loss of electrical support and that immediately issues either automatically or electronic notification to state or local police agencies of the loss of electrical support. In the event of a failure of the security alarm system due to a loss of electrical support or mechanical malfunction that is expected to last longer than eight hours, an ATC must notify the Department and either provide alternative security measures or close the affected facilities until service is restored. Finally, each ATC must equip its interior and exterior premises with electronic monitoring, video cameras, and panic buttons.

Department Inspections

ATCs and Expanded ATCs are subject to inspection by the Department at any time, with or without notice. ATCs and Expanded ATCs must provide immediate access to all facilities, materials, and information requested by the Department. Failure to cooperate with an onsite assessment and or to provide the Department access to the premises or information may be grounds to revoke the permit of the ATC or Expanded ATCs and to refer the matter to state law enforcement agencies. If a problem is discovered, the ATC or Expanded ATCs must notify the Department in writing, with a postmark date that is within 20 business days of the date of the notice of violations, of the corrective actions the ATC has taken to correct the violations and the date of implementation of the corrective actions.

NEW YORK

New York Regulatory Landscape

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act (A06357E, S07923) (the “CCA”) to provide a comprehensive, safe and effective medical marijuana program to meet the needs of New Yorkers. The program allows ten (10) registered organizations (“Registered Organizations”) to hold vertically integrated licenses and service qualified patients and caregivers. Limited product types are allowed in the state and smoking of cannabis flower is prohibited. The New York State Department of Health (“NYSDOH”) was the regulatory agency overseeing the medical marijuana program at that time and has since been replaced by the New York State Office of Cannabis Management (“NYSOCM”) The Company (through its subsidiary in the State of New York) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of New York.

On March 31, 2021, New York became the 16th state to legalize the adult-use of marijuana with the enactment of Senate Bill S854A, also known as The Marihuana Regulation and Taxation Act (the “MRTA”). Under MRTA, the medical marijuana program was changed in several ways. A new Cannabis Control Board, and within it the Office of Cannabis Management (collectively as the “NYSOCM”)—an independent agency operating —is responsible for regulating the adult-use marijuana market, the medical marijuana program and hemp cannabinoid program. The list of medical conditions covered under the CCA are widened to include additional qualifying conditions, medical patients are no longer be restricted from smoking medical marijuana, and the limit on marijuana supply for medical patients was doubled. Medical marijuana license holders may also be allowed to double their existing number of dispensaries for up to a total of eight dispensaries, but no more than three of the dispensary locations will be permitted to serve as collocated adult-use marijuana retail stores, while the other five dispensaries will serve medical patients only. The legislation took effect immediately, though full implementation remains ongoing while the NYSOCM develops regulations for the adult-use marijuana program and revises medical regulations.

Under MRTA and regulations promulgated by the NYOCM, registered Organizations are permitted to convert into one (1) of two (2) adult-use license types should they wish to convert to adult-use: (1) Registered Organizations Non-Dispensing (“ROND”), which is a hybrid-medical adult-use Registered Organization that is authorized to operate as an adult-use cultivator, processor, wholesaler and distributor, but not as a collocated dispensary for adult use consumers; or (2) Registered Organization with Dispensing (“ROD”), which is authorized to engage in adult-use cultivation, processing, distribution, and retail, but is only permitted to co-locate for medical and adult-use in three (3) of its four (4) existing medical dispensaries. The application to operate as either a ROND or ROD license must be accompanied by: (1) a community impact plan; (2) an energy and environmental plan; (3) a medical patient prioritization plan; and (4) a co-location retail dispensary operating plan if applying as a ROD. In December 2023, NYSOCM approved nine of the ten operational Registered Organizations, including Columbia Care NY LLC, to expand into designated ROND or ROD licensure and those businesses have since operationalized their licenses. The total fee for registered organizations to expand their operations into adult use is $20 million with at least $5 million due at the time the ROD license is issued; and the remainder paid as follows: $5 million paid within 180 days of the opening of the ROD’s second co-located dispensary; and (b) $5 million installments paid within 30 days of each $100 million in revenue generated by the ROD, up to $200 million;

In February 2024, NYSOCM issued the first batch of adult-use licenses from its November 2023 application window, including 38 retailers, 26 microbusinesses, 24 cultivators, 12 processors, and 9 distributors. These are the first licenses issued in the state to those who did not qualify as a social equity applicant other than existing medical operators who transitioned to the adult-use market. Regulators are continuing to review just under 7,000 submitted applications and will continue issuing adult-use licenses over the coming months. To date, the NYSOCM has licensed 270 conditional cultivators, 40 conditional processors, distributors, and 75 adult-use retail dispensaries to grow, distribute, and sell adult use cannabis across New York State.

New York Licenses

Columbia Care NY LLC, a wholly-owned subsidiary of the Company, holds certificates of registration for cultivation and manufacturing in Rochester, New York, and Riverhead, New York and for dispensing in Riverhead, Brooklyn, New York (City), and Rochester, New York as well as a certificate of registration for cultivation and manufacturing of adult use cannabis in Rochester, New York and Riverhead, New York (collectively, the “New York Licenses”). Pursuant to the CCA and regulations by the NYSOCM , the New York Licenses collectively permit Columbia Care NY LLC to acquire, possess, manufacture, sell, transport, and distribute medical and adult use cannabis, and dispense medical cannabis at its four medical dispensaries in the State of New York. The table lists the licenses issued to Columbia Care NY LLC in respect of its operations in New York.

In December 2023, Columbia Care NY LLC received its Registered Organization Non-Dispensing (“ROND”) license that permits Columbia Care NYT LLC to acquire, possess, manufacture, sell transport and distribute adult use cannabis products at its Rochester and Riverhead cultivation and manufacturing facilities. Upon payment of a $5 million license conversion fee to the NYSOCM, Columbia Care NY LLC will receive approval to expand its adult use operations into collocated dispensing at one of its four existing dispensaries, without the need to submit additional applications to the NYSDOH or be subject to a public hearing. As early as July 1, 2024, and upon payment of another $5 million to NYSOCM, Columbia Care NY LLC could expand its adult use dispensing operations to collocating at three of its four existing dispensaries.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care NY LLC	MM0301M	Rochester, NY	11/16/25	Cultivation and Manufacturing
Columbia Care NY LLC	MM0307M	Riverhead, NY	11/16/25	Cultivation and Manufacturing
Columbia Care NY LLC	MM0302D	New York, NY	11/16/25	Dispensary
Columbia Care NY LLC	MM0303D	Riverhead, NY	11/16/25	Dispensary
Columbia Care NY LLC	MM0306D	Brooklyn, NY	11/16/25	Dispensary
Columbia Care NY LLC	MM0305D	Rochester, NY	11/16/25	Dispensary
Columbia Care NY, LLC	New York Department of Health—Controlled Substances License No. 1000105	Rochester, NY	12/10/25	Class 10 Exporter
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -001	Brooklyn, NY	04/20/23	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -002	Rochester, NY	04/20/23	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -003	New York, NY	04/20/23	Cannabinoid Hemp Retail
Columbia Care Industrial Hemp LLC	OCM-HMPR-22-00914, -004	Riverhead	04/20/23	Cannabinoid Hemp Retail

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

New York Regulations

The New York Licenses permit the sale of medical cannabis products to any qualified patient who possess a physician’s recommendation and the sale of adult use cannabis to any licensed business in New York State. Under the terms of the New York Licenses, Columbia Care NY LLC is permitted to sell NYSOCM approved medical marijuana manufactured products to any qualified patient, provided that the patient presents a valid government-issued photo identification and NYSOCM-issued registry identification card proving the patient or designated caregiver meets the statutory conditions to be a qualified patient or designated caregiver.

Only registered pharmacists can dispense medical marijuana to approved patients and caregivers.

In the state of New York, only cannabis that is grown and manufactured in the state can be sold in the state. As such, Columbia Care NY LLC is vertically integrated and has the capabilities to cultivate, harvest, process, transport, sell, and dispense cannabis products.

Delivery is allowed from dispensaries to patients, upon approval by the NYSOCM . Columbia Care NY LLC obtained approval for its delivery plan in February 2017 and utilizes its 70% owned subsidiary, CC Logistics Services LLC, to provide home delivery services throughout the state.

New York Dispensary Requirements

Under New York State’s medical cannabis program, a qualified pharmacist must be present at a dispensary whenever medical marijuana products are being dispensed or handled. Medical dispensing facilities can only sell approved medical marijuana products, related products necessary for the approved forms of administration of medical marijuana, and items that promote health and well-being subject to disapproval of the department and only in such a manner as does not increase risks of diversion, theft or loss of approved medical marijuana products or risk physical, chemical or microbial contamination or deterioration of approved medical marijuana products.

No marijuana products may be consumed at a dispensary. Medical dispensaries must maintain patient confidentiality, including by keeping security footage secure. Medical dispensaries must affix a label to each medical marijuana product which (1) identifies the patient and caregiver (if any); (2) contains the name of the certifying practitioner, (3) identifies the dispensary name, address, and phone number; (4) provides the dosing and administration instructions; (5) gives the quantity and date dispensed; (6) lists any recommendation or limitation by the practitioner as to the use of medical marijuana; and (7) includes the expiration date of the product once opened. Each package must also include a safety insert approved by NYSOCM.

New York Reporting Requirements

The state of New York has selected BioTrackTHC’s solution as the state’s T&T system used to track commercial cannabis activity and seed-to-sale. The BioTrack system is required to serve as all Registered Organizations’ patient verification system but is optional as the Registered Organization facing tracking system. The NYOCM anticipated the NY-API to be available in early March 2024.

Every month the NYSOCM requests a dispensing report in Excel format, via email, showing the products dispensed for the month. All other data is pulled by the NYSOCM directly from Columbia Care NY LLC’s seed-to-sale tracking system. Registered Organizations are also required to submit quarterly cultivation and manufacturing reports to the NYSOCM.

New York Storage, Transportation and Security Requirements

Registered Organizations must comply with a range of storage and security measures designed to ensure the safety and security of the cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products. Registered Organizations must work to ensure that manufacturing and dispensing facilities maintain all security system equipment and recordings in a secure location with access limited to surveillance personnel, law enforcement, security system service employees, the NYSOCM or its authorized representative, and others when approved by the NYSOCM. Security equipment must be kept in working order and periodically tested.

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

Prior to transporting medical marijuana, Registered Organizations must complete a shipping manifest using a form determined by the NYSOCM. Registered Organizations are no longer required to submit shipping manifests to NYSOCM, but rather must maintain all shipping manifests and make them available to NYSOCM upon request. Pursuant to section 113.14(l)(2) of the regulations, manifests must be maintained for a minimum of 5 years. These records may be maintained electronically. This applies to all shipping manifests, including internal manifests, wholesale manifests, manifests to the lab and home delivery manifests. Registered Organizations are required to maintain compliance with all applicable regulations during the transport and delivery of cannabis and cannabis products, including but not limited to section 113.14(l).

Approved marijuana products must be transported in a locked storage compartment that is part of the vehicle transporting the marijuana and in a storage compartment that is not visible from outside the vehicle. Employees, when transporting approved marijuana products, travel directly to their destination(s) and may not make unnecessary stops in between. Delivery times must be randomized, transportation vehicles must be staffed by at least two employees, and a copy of the shipping manifest must be on hand while transporting or delivering approved medical marijuana products.

NYSOCM Inspections

All cannabis businesses must make their books, records, and facilities available to NYSOCM for monitoring, on-site inspection, and audit purposes, including but not limited to periodic inspections and evaluations. If a problem is found by NYSOCM the registered organization must submit a plan of correction within 15 days.

New York Hemp

The NYSOCM also has regulatory authority over New York’s industrial hemp program. That program creates a licensing regime for growers, processors, retailers, and of industrial hemp and hemp cannabinoid products, and subjects such licensees to recordkeeping, product-quality testing, transportation, disposal, and security requirements. The NYSOCM has authority to inspect a registered premises as often and to the extent necessary to ensure compliance with hemp laws and regulations. Columbia Care NY LLC would expect to receive the applicable renewed license in the ordinary course of business.

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

The Ohio Department of Cannabis Control is now responsible for overseeing medical marijuana cultivators, processors and testing laboratories, as well as medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana. The State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended.

Several forms of medical marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, Tinctures, plant material, edibles, patches and any other forms approved by the department. In 2022, the Board of Pharmacy awarded provisional dispensary licenses and amended its regulations to, among other things, add new requirements for renewals of dispensary key employee registrations and dispensary financial audits submitted to the board. The Department of Commerce also amended its regulations in 2022 to, among other things, add new testing requirements and require patient caregivers to be Ohio residents. The Board of Pharmacy and the Department of Commerce have combined to form the Division of Cannabis Control, which oversees the Medical Marijuana Control Program.

On November 7, 2023, the Ohio voters passed Issue 2 approving an inferred statute that allows adults to purchase and consume marijuana. The Ohio legislature can make changes to the language of the inferred statute at any time. The Division of Cannabis Control will implement the frameworks for the non-cannabis program, including the issuance of new licenses, which must be issued by September 7, 2024, The Division of Cannabis Control will also propose and implement rules that govern the program.

The Company (through its subsidiary in the State of Ohio) follows the applicable licensing requirements and the regulatory framework enacted by the State of Ohio.

Licenses in the State of Ohio

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care OH LLC	Certificate of Operation #MMCPC00024	Mount Orab, OH	07/01/24	Certificate of Operation to Cultivate Medical Marijuana
Columbia Care OH LLC	Certificate of Operation #MMCPP00134	Mount Orab, OH	02/19/25	Certificate of Operation to Plant-Only Processing of Medical Marijuana
Cannascend Alternative LLC, dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700073	Dayton, OH	07/01/25	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative Logan, LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700071	Logan, OH	07/01/25	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700072	Monroe, OH	07/01/25	Medical Marijuana Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Medical Marijuana Dispensary Certificate of Operation #MMD.0700070	Marietta, OH	07/01/25	Medical Marijuana Dispensary Certificate of Operation
Corsa Verde LLC	Certificate of Operation #MMCPP00039	Columbus, OH	12/15/24	Certificate of Operation to Process Medical Marijuana
Green Leaf Medical of Ohio II, LLC dba gLeaf	Medical Marijuana Dispensary Certificate of Operation #MMD.0700074	Warren, OH	07/01/25	Medical Marijuana Dispensary Certificate of Operation

Ohio Operating Requirements

Cultivators must establish, maintain, and comply with the policies and procedures contained in the operations plans submitted as part of their applications. The operations plans must include policies and procedures for the production, storage, inventory, and transportation of medical marijuana. Cultivators must also submit and maintain a quality control plan, and they are limited to the use of pesticides, fertilizers, and other chemical approved by the Department of Cannabis Control. Moreover, cultivators are subject to recordkeeping and reporting requirements regarding their use of such chemicals.

Cultivators must follow strict regulations, such as cultivations may not sell marijuana to patients or caregivers, nor may they permit the consumption of marijuana on their premises. A cultivator may not grow a prohibited form of marijuana that is not registered and approved by the department. A cultivator shall not sell plant material that exceeds thirty-five per cent THC content. Finally, a licensed cultivator may not directly or indirectly discriminate in price between different processor or dispensary facilities that are purchasing a like grade, strain, brand, quality, and quantity of medical marijuana.

Dispensaries in Ohio may only dispense to qualified patients over the age of 18 or their caregiver. Each dispensary must use a scanner approved by the department to retrieve patient registry data by scanning patient or caregiver registry identification cards and government issued photographic identification. Dispensaries may only be open between the hours of 7 am and 9 pm and must be open for a minimum of 35 hours per week, must have at least two employees in the dispensary during all hours of operation, and must follow record keeping requirements pertaining to the business.

All records relating to the purchase or return, dispensing, distribution, destruction, and sale of medical cannabis must be maintained under appropriate supervision and control to restrict unauthorized access on the licensed premises for a five-year period.

Ohio Reporting Requirements

Ohio uses the METRC system as its seed-to-sale tracking system. Licensees are required to use METRC to push data to the state to meet all of the reporting requirements. Dispensaries must use METRC to provide data to the Department of Cannabis Control on a real-time basis. A dispensary’s designated representative shall conduct the inventory at least once a week. Records of each day’s beginning inventory, acquisitions, sales, disposal and ending inventory shall be kept for a period of three years.

Ohio Storage, Transportation, and Security Requirements

Licensees must follow storage, transportation, and security requirements. This includes, but is not limited to, storing medical marijuana inventory at its cultivation facility in a designated, enclosed, locked facility identified in its plans and specifications that it submitted to the Department of Cannabis Control. A cultivation facility must install a commercial grade security alarm system to prevent and detect diversion, theft, or loss. The facility also must maintain surveillance equipment to capture the entire facility and provide direct access to the regulator on a real-time basis. Prior to transporting any medical marijuana, regardless of form, a medical marijuana entity must maintain a transportation log, in writing. A copy of this log must be sent to the receiving entity before the close of business on the business day prior to transport. A copy of the log must also be in the vehicle at all times while it is transporting medical marijuana products. All such logs must be maintained and provided to law enforcement upon request.

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

Additionally, dispensaries must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis.

Video cameras at a dispensary must be positioned at each point of egress and each point of sale. The cameras must capture the sale, the individuals and the computer monitors used for the sale. Video surveillance recording must operate 24 hours a day, seven days a week. Recording from all video cameras during hours of operation must be made available for immediate viewing by the Department of Cannabis Control and must be maintained for at least six months.

Department of Cannabis Control Inspections

The Ohio Department of Cannabis Control may, at any time it determines an inspection is needed, with or without notice, conduct an inspection of a cultivator to ensure compliance with the facility’s application and state laws and regulations. An inspection of a cultivator may include, without limitation, investigation of standards for safety from fire on behalf of the department by the local fire protection agency. If a local fire protection agency is not available, the division of state fire marshal may conduct the inspection after the cultivator pays the appropriate fee to the division of state fire marshal for such inspection. If a problem is detected during an inspection, the cultivator must produce a plan of correction within ten business days. Likewise, the Department of Cannabis Control may conduct unannounced dispensary inspections and testing of medical marijuana samples. The department may enter dispensaries and conduct inspections of all areas and of all pertinent equipment, containers and materials and data.

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

The program was expanded in 2018 through the issuance of 13 additional cultivation/processing licenses and 23 additional dispensary licenses. The program saw further expansion in 2018 and 2019 when the Pennsylvania Department of Health expanded the list of qualifying medical conditions to include conditions such as cancer remission therapy, opioid addiction therapy, Tourette syndrome and anxiety disorders. In the introductory months of the program, Pennsylvania’s medical marijuana dispensaries experienced supply shortages that rendered the market unable to keep up with demand. It was announced on April 17, 2018 that dry flower would be included in the regulations as an approved product form for sale and consumption (in addition to the already approved forms of concentrates, pills, and tinctures).

Subsequent updates to the medical marijuana program in 2021 saw expansion of the caregiver program and an increase in patient supply purchasing limits from 30-days to 90-days. The Pennsylvania Department of Health promulgated final regulations for the medical marijuana program that became effective on March 4, 2023. These final regulations were substantially the same form as the temporary and proposed permanent regulations previously governing the medical marijuana program, but contained additional language addressing employee training and permitting licensed Grower Processors to obtain hemp and hemp-derived CBD from hemp licensed in the Commonwealth of Pennsylvania.

The Company (through its subsidiary in the State of Pennsylvania) follows applicable licensing requirements and the regulatory framework enacted by the State of Pennsylvania.

Pennsylvania Licenses

Under applicable laws, the grower/processor license permits Cannabis Company to cultivate, manufacture and process marijuana and marijuana products and sell such products to dispensaries, and the dispensary license permits the Company to purchase marijuana and marijuana products from cultivation/processing facilities, and to sell marijuana and marijuana products to registered patients pursuant to the terms of the license. The license is issued by the Pennsylvania Department of Health (the “Department”) under the provisions of the Medical Marijuana Act (35 P.S. §§ 10231.101—10231.2110) and Chapters 1141, 1151 and 1161 of the Pennsylvania regulations. The license is, as of the date hereof, active with the Commonwealth of Pennsylvania.

All dispensaries and grower/processors must register with the Department. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email and include a renewal form. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, the Company would expect to receive the applicable renewed license in the ordinary course of business.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Pennsylvania LLC	Permit D-2009- 17	Allentown, PA Scranton, PA Wilkes-Barre, PA	06/29/24	Dispensary
Green Leaf Medicals, LLC	Permit GP-18-3005	Saxton, PA	07/31/24	Grower Processor

Pennsylvania Dispensary and Grower/Processor Requirements

In order to maintain its permit, a dispensary or grower/processor must continue to meet all of the qualifications for obtaining such permit. Dispensaries must purchase marijuana only from authorized growers and processors. They may sell devices related to the use of medical marijuana, but only with the Department’s prior written approval. Dispensaries must require a valid identification card from each patient or caregiver and verify it via electronic tracking system before dispensing any product. A dispensary may not dispense (1) a quantity of marijuana greater than the amount indicated on a patient’s certification, (2) a form or dosage of product that is listed as a restriction or limitation on the patient certification, (3) or a form of medical marijuana product which is not permitted by law or regulation. Dispensaries cannot dispense more than a 90-day supply at one time, and subject to additional requirements in the Department of Health’s final regulations. Moreover, dispensaries are subject to certain advertising and promotional restrictions. A dispensary may not permit a patient to self- administer medical marijuana products at the facility unless the patient is also an employee of the dispensary, and the dispensary permits self-administration of medical marijuana products at the facility by the employees.

Licensed grower/processors may grow, process, possess, sell or offer to sell seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana or medical marijuana products to other medical marijuana organizations, as applicable. A grower/processor shall have security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss, including: (i) a professionally-monitored security alarm system; (ii) a professionally-monitored security and surveillance system that is operational 24 hours per day, 7 days per week and records continuously in images capable of clearly revealing facial detail; (iii) the ability to record and store all images captured by each surveillance camera for a minimum of 180 days, unless otherwise required for investigative or litigation purposes, in a format that may be easily accessed for investigative purposes; and (iv) a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings are stored. The grower/processor shall designate employees to continuously monitor the security and surveillance systems at the facility.

Licensees must maintain their facilities in sanitary condition. Generally, employees working in direct contact with medical marijuana products must comply with the food-handling regulations of Pennsylvania. Employees and visitors must have access to adequate hand-washing facilities and sanitary lavatories. Licensees may not employ individuals under the age of eighteen.

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

Licensees must have a security system with professional monitoring, 24-hours a day and seven days a week, and fixed cameras on the interior and exterior of the facilities. The surveillance system must store data for a period of four years in a readily available format for investigative purposes.

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

On January 3, 2020, the Department announced its intent to award 14 medical cannabis pharmacy licenses to companies selected from over 130 applicants. Cannabist Company was selected to open a medical cannabis pharmacy in Springville, Utah, which is located just south of Provo. The Company (through its subsidiary in the State of Utah) is in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Utah. Additionally, Utah law required the 15th pharmacy license to be given to a business located in specific rural counties. On November 18, 2021, the Department awarded the state’s 15th medical cannabis pharmacy license to an existing Utah medical cannabis pharmacy operator that will open its facility in Price, Utah.

Utah License Requirements

The Utah Department announced its plans to award the 14 medical cannabis pharmacy licenses across four regions of the state. The Company applied for a license in Region 3, which encompasses Utah County, where Springville is situated. The application process required the Company to pay an application fee and to submit information regarding its ownership and directors, its finances, and a description of any past disciplinary actions for cannabis-related operations in any jurisdiction. the Company was also required to submit highly detailed information regarding its experience, operating plan, strategic plan, local connections, and ability to keep the cost of medical cannabis low for patients. Such information included, for example: a list of all states in which the Company operates; details of the Company’s proposed facility; a floor plan depicting the facility’s security features; information about principles and key employees’ credentials, including a Utah licensed pharmacist; training and customer service information; storage protocols; a description of all medical cannabis products the Company intends to offer; a financial plan; and the Company’s local connections to Utah.

License applications were then evaluated and scored by a committee based on several criteria, including: experience in the medical cannabis or other highly regulated industries, disciplinary action or investigation in other jurisdictions, an operating plan that will best ensure the safety and security of cardholders and the community, the extent to which an applicant can reduce the cost of medical cannabis, connections to the local community, and a strategic plan that has a high likelihood of success. Of the 14 licenses awarded by the Utah Department, an initial group of eight pharmacies were given the option to open as soon as March 1, 2020, while the remaining six are allowed to open as early as July 1, 2020. Successful applicants were required to obtain a land-use permit for their medical cannabis pharmacy within 120 days of the license award if required by their county or locality. Final licensure is also subject to applicants’ owners passing criminal background checks and the Utah Department approval of the applicants’ operating plans. The Company satisfied these requirements and was issued a medical cannabis pharmacy license on April 22, 2021 authorizing the Company to operate the pharmacy and received a conditional license award. However, the Cannabist Company has since notified UDAF that it does not intend to move forward and is not currently pursuing a processing license.

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

Utah Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
CCUT Pharmacy LLC	Medical Cannabis Pharmacy License 0010-270	Springville, UT	04/22/24	Dispensary

On January 3, 2020, the Utah Department announced its intent to award 14 medical cannabis pharmacy licenses to companies selected from over 130 applicants. the Company was selected to open a medical cannabis pharmacy in Springville, Utah and on April 22, 2021 was issued a Cannabis Pharmacy License authorizing the Company to operate the cannabis pharmacy. Licenses must be renewed annually. While the Company’s compliance controls have been developed to mitigate the risk of any material deviations from Utah Department and/or UDAF requirements, there is no assurance that the license will be annually renewed.

Utah Inspections

The Company’s Utah facility and records are subject to inspection from UDAF at any time during business hours.

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

Effective January 1, 2024, oversight and administration of the Virginia medical cannabis program has been transferred from the Virginia Board to the Virginia Cannabis Control Authority (“Virginia CCA”).

The Company (through its subsidiaries in the Commonwealth of Virginia) follows the regulatory framework enacted by the Commonwealth of Virginia.

Virginia License Requirements

The pharmaceutical processor permit application process includes three stages: initial application, awarding of conditional approval, and granting of a permit. In the first stage, the applicant must submit an application fee and an application that includes: identifying information regarding the applicant and its owners; the location within the health service area that is to be operated under such permit; financial information to demonstrate its capacity to build and operate a facility; a detailed security plan; documents establishing the applicant’s ability to conduct business in Virginia and its compliance with applicable ordinances and codes; information necessary for the Virginia CCA to conduct criminal background checks; information about any previous or current involvement in the medical CBD oil or THC-A oil industry; information about any prior applications for medical CBD oil or THC-A oil licensure in any state; business or marketing plans; text and graphic materials showing the exterior appearance of the proposed facility; building documents including a detailed blueprint; documents related to any compassionate need program the pharmaceutical processor intends to offer; information about the applicant’s expertise in agriculture and other production techniques required to produce CBD oil or THC-A oil and to safely dispense such products; and other documents required by the Virginia CCA. As part of the initial application process, the Virginia CCA conducts criminal background checks on applicants.

Following review, the Virginia CCA notifies applicants of denial or conditional approval. If granted conditional approval, an applicant has one year to complete all requirements for issuance of a permit to include employment of a Pharmacist-in-Charge (“PIC”) and other personnel necessary for operation of a pharmaceutical processor, the construction or remodeling of a facility, installation of equipment, and securing local zoning approval.

If an applicant has been awarded a pharmaceutical processor permit and has not commenced operation of such facility within 180 days of being notified of the issuance of a pharmaceutical processor permit, the Virginia CCA may rescind the permit, unless such delay was caused by circumstances beyond the control of the permit holder. If a permit is so rescinded, the Virginia CCA may award a pharmaceutical processor permit to another qualified applicant. Once the permit is issued, cannabis may not be grown or held in the pharmaceutical processor earlier than two weeks prior to the opening date designated on the application. Once cannabis has been placed in the pharmaceutical processor, a pharmacist shall be present during hours of operation to ensure the safety, security, and integrity of the cannabis. If there is a change in the designated opening date, the pharmaceutical processor shall notify the Virginia CCA, and a pharmacist shall continue to be on site on a daily basis.

The Virginia CCA may issue up to five cannabis dispensing facility permits in each health service area. A permit may be issued to a facility that is owned, at least in part, by the pharmaceutical processor located in that health service area for dispensing cannabis oil that has been cultivated and produced on the premises of the processor. Each dispensing facility shall be located within the same health service area as the pharmaceutical processor.

The Virginia CCA will conduct an inspection of the facility prior to issuing a permit. The permit shall not be awarded until any deficiency with the facility has been corrected and the facility has been satisfactorily inspected. The cannabis dispensing facility must be operational within 90 days of the date the permit is issued or the Virginia CCA will either rescind or extend the permit.

Virginia Operating Requirements

Pharmaceutical processors and cannabis dispensing facilities are required to designate a PIC to manage its operation, and to have a supervising pharmacist on duty during its hours of operation. The PIC of a pharmaceutical processor may authorize certain employees’ access to secured areas designated for cultivation even when the pharmacist is not on the premises. Numerous tasks involving the handling of CBD oil or THC-A oil must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling oils, removing oils from inventory, measuring oils for dispensing, and selling oils. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 4-to-1. The Virginia CCA has also imposed certain educational requirements for the cultivation of cannabis plants and the extraction of oils. And, the Virginia CCA requires significant employee training, both upon initial employment and continuously thereafter.

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

The cultivation and dispensing processes are subject to numerous Virginia CCA requirements. For cultivation: pesticides are prohibited (with some exception); oil extraction methods must meet industry standards; products must be branded, tested, and registered with the Virginia CCA before they are dispensed; products must be labeled to disclose certain product identifying information; and samples from batches must be made available to independent laboratories for testing prior to sale. For dispensing: the pharmacist or pharmacy technician must view the patient’s ID before filling any portion of the patient’s prescription; the pharmaceutical processor or cannabis dispensing facility must maintain detailed dispensing records for three years; and the processor or dispensing must implement and comply with a quality assurance program, meeting several requirements, to prevent dispensing errors. Finally, unused cannabis and its oils must be disposed of in a manner that makes the cannabis and its oils unrecoverable.

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Eastern Virginia LLC	Pharmaceutical Processor Permit #0240000002	Portsmouth, VA	04/30/24	Cultivation, Processing and Dispensary
Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility #0247000004	Virginia Beach, VA	12/31/24	Dispensary
Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000010	Williamsburg, VA	11/30/24	Dispensary
Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000012	Hampton, VA	01/31/25	Dispensary
Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000014	Norfolk, VA	03/31/24	Dispensary
Columbia Care Eastern Virginia, LLC	Cannabis Dispensing Facility Permit #0247000017	Suffolk, VA	07/31/24	Dispensary
Green Leaf Medical of Virginia, LLC	Pharmaceutical Processor Permit #0240000003	Richmond, VA	05/31/24	Cultivation, Processing and Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility #0247000003	Glen Allen, VA	11/30/24	Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000013	Colonial Heights, VA	02/29/24	Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000009	Richmond, VA	10/31/24	Dispensary

Virginia Security, Transportation, and Storage Requirements

Pharmaceutical processors and cannabis dispensing facilities are subject to a number of inventory and security requirements. They must conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct the requisite inventory reviewed (weekly inventory reviews for pharmaceutical processors and perpetual inventory for cannabis dispensing facilities); and prepare an annual inventory report. Inventory records must be made available to the Virginia CC and its agents. All parts of the cannabis plant and its oils must be stored in a locked and secured vault or safe with appropriate access limitations, and the pharmaceutical processor or cannabis dispensing facility must maintain a sophisticated security system meeting certain Virginia CC criteria. Storage of cannabis and its oils must generally be clean, sanitary, safe, and subject to a number of conditions. The pharmaceutical processor’s or cannabis dispensing facility’s video system must cover areas where cannabis or its oils are handled.

Recordings must be stored for 30 days and made available for the Virginia CC’s immediate review upon request. Security events must be reported to the Virginia CC. Pharmaceutical processors and cannabis dispensing facilities may not transport cannabis or its oils to any other facility, except for the wholesale purposes specified above.

Virginia CC Inspections

At all times, pharmacists and pharmacy technicians at the pharmaceutical processor or cannabis dispensing facility must have their current license or registration available for inspection by the Virginia CC or its agents.

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

The Company (through its subsidiaries in Washington, D.C.) follows the regulatory framework enacted by Washington, D.C.

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

Washington D.C. Licenses

The Company operates in Washington D.C., through a wholly-owned subsidiary, Columbia Care DC, and through a management services arrangement with VentureForth LLC. The table below describes the Cultivation Center Registration held by Columbia Care DC and the Dispensary Registration and Cultivation Center Registration held by VentureForth LLC.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care DC	Cultivation Center Registration #MMP00231	Washington D.C.	12/31/25	Cultivation
VentureForth LLC	Dispensary Registration #MMP00067	Washington D.C.	02/29/24	Dispensary
VentureForth LLC	Cultivation Center Registration #MMP00049	Washington D.C.	12/31/25	Cultivation

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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care WV LLC	Medical Cannabis Grower Permit G020003	Falling Waters, WV	09/30/24	Cultivation
Columbia Care WV LLC	Medical Cannabis Processor Permit P020004	Falling Waters, WV	11/12/24	Processor
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D540058	Williamstown, WV	01/28/25	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D100059	Huntington, WV	01/28/25	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D310060	Morgantown, WV	01/28/25	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D410061	Beckley, WV	01/28/25	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D200062	St. Albans, WV	01/28/25	Dispensary

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

A permittee is permitted to transport and deliver medical cannabis to a medical cannabis organization or an approved laboratory. A grower/processor may deliver medical cannabis to a medical cannabis organization or an approved laboratory only between 7:00 a.m. and 9:00 p.m. A grower/processor may contract with a third-party contractor for delivery so long as the contractor complies with the Office’s rules and regulations. A grower/processor must use a global positioning system to ensure safe, efficient delivery of the medical cannabis to a medical cannabis organization or an approved laboratory. Vehicles permitted to transport medical cannabis must be equipped with a secure lockbox or locking cargo area, have no markings that would either identify or indicate that the vehicle is being used to transport medical cannabis, be capable of being temperature-controlled for perishable medical cannabis, as appropriate, display current state inspection stickers and maintain a current state vehicle registration, and be insured in an amount that is commercially reasonable and appropriate. Medical cannabis stored inside the transport vehicle may not be visible from the outside of the transport vehicle. A transport vehicle is subject to inspection by the bureau or its authorized agents, law enforcement, or other federal or state officials, if necessary, to perform the government officials’ functions and duties.

Available Information
Our website address is https://cannabistcompany.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this document.

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

The Company both directly and indirectly engages in the cannabis industry in the United States where local and state laws permit such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, as of December 31, 2023, 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and 21 of these states, marijuana has been legalized for adult use, although not all of those jurisdictions have fully implemented their legalization programs. These include the states and territories in which the Company operates. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule 1 controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

Federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re- adopt the Cole Memo or announce a substantive marijuana enforcement policy. Attorney General Garland stated at a confirmation hearing before the United States Senate that “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use.”1 Garland reiterated this view at a Senate Appropriations subcommittee hearing on April 26, 2022. When asked by Senator Brian Schatz whether he intended to reissue guidance encouraging federal prosecutors to use discretion in marijuana cases in states that have legalized. “I laid this out in my confirmation hearing, and my view hasn’t really changed since then,” Garland replied. “The Justice Department has almost never prosecuted use of marijuana, and it’s not going to be.”2 Marijuana prosecutions are “not an efficient use of the resources given the opioid and methamphetamine epidemic that we have,” he said. However, Garland declined to comment on whether the Department of Justice intended to formally re-adopt the Cole Memo. Recently, in testimony in February of 2023 before the Senate Judiciary Committee, Attorney General Garland said the DOJ is “still working on a marijuana policy” and that policy – when issued – “will be very close to what was done in the Cole Memorandum.” Nevertheless, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Federal law is separate from state law in these circumstances; therefore, the federal government can assert criminal violations of federal law despite state law. If the current administration was to aggressively pursue financiers or equity owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

The Department of Justice under the current administration or an aggressive federal prosecutor could allege that the Company and the Board and, potentially its shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that the federal prosecutor would seek to seize the assets of the Company, and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, the Company’s operations would cease, the Company securityholders may lose their entire investment and directors, officers and/or the Company’s shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Violations of any federal laws could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on the Exchanges or other applicable exchanges, its financial position, operating results, profitability or liquidity or the market price of its listed securities.

Overall, an investor’s contribution to and involvement in the Company’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

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

The Company is subject to a variety of laws and regulations that relate to money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), Sections 1956 and 1957 of U.S.C. Title 18 (the Money Laundering Control Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. Banks often refuse to provide banking services to businesses involved in the U.S. cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

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

In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that the Company’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

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

Since the use of cannabis is illegal under federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to the Company’s United States subsidiaries and operations, which could have a material adverse effect on the financial condition and prospects of the Company and on the rights of lenders to and securityholders of the Company.

The Company may face heightened scrutiny by regulatory authorities.

For the reasons set forth above, the Company’s existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the U.S. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to operate or invest in the United States or any other jurisdiction, in addition to those restrictions described herein. It had been reported in Canada that the Canadian Depository for Securities Limited was considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have activities in the United States. CDS is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. The TMX Group, the owner and operator of CDS, subsequently issued a statement on August 17, 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis related activities in the United States, despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with the NEO Exchange (now Cboe”), the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers.

As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when the Common Shares or other securities of the Company are listed on a stock exchange, it would have a material adverse effect on the ability of holders of Common Shares or such other securities to make and settle trades. In particular, the Common Shares or such other securities would become highly illiquid as until an alternative was implemented. Investors would have no ability to effect a trade of the Common Shares or such other securities through the facilities of the applicable stock exchange.

Residents of the United States may be unable to settle trades of the Company’s securities.

Given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the United States cannabis industry which may prohibit or significantly impair the ability of securityholders in the United States to trade the securities of the Company. In the event residents of the United States are unable to settle trades of the Company securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

The cannabis industry may experience legal, regulatory or political change.

The success of the business strategy of the Company depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To the Company’s knowledge, there are to date a total of at least 37 states, and the District of Columbia, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and Guam that have legalized cannabis in some form; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting the Company’s business, results of operations, financial condition or prospects. Delays in enactment of new state or federal regulations could restrict the ability of the Company to reach strategic growth targets and lower return on investor capital. The strategic growth strategy of the Company is reliant upon certain federal and state regulations being enacted to facilitate the legalization of cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, the growth targets of the Company, and thus, the effect on the return of investor capital, could be detrimental. The Company is unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict the sale of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect the Company and its business, results of operations, financial condition and prospects.

States where medical and/or adult use cannabis is legal, currently have or are considering special taxes or fees on businesses in the cannabis industry The implementation of additional taxes and/or fees could have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

Overall, the cannabis industry is subject to significant regulatory change at the local, state and federal levels. The inability of the Company to respond to the changing regulatory landscape may cause it to be unsuccessful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.

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

Consequently, those businesses involved in the regulated cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. The Company’s inability to maintain its current bank accounts would make it difficult for the Company to operate its business, increase its operating costs, and pose additional operational, logistical and security challenges and could result in its inability to implement its business plan.

The Company may have difficulty accessing public and private capital.

The Company has historically and will continue to have access to equity financing from the public capital markets by virtue of its status as a reporting issuer in each of the provinces and territories of Canada (other than Quebec).

The Company has historically, and continues to have, access to equity and debt financing from the prospectus exempt (private placement) markets in Canada and the U.S. The Company also has relationships with sources of private capital (such as funds and high net worth individuals) that could provide financing at a higher cost of capital.

While the Company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the private markets in Canada and the U.S. Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the U.S. are to a significant degree cash based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and businesses similar to the Company. Although there has been an increase in the amount of private financing available over time, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable to the Company. The Company’s inability to raise financing to pay debts or to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

The Company may face unfavorable publicity or consumer perception.

The Company believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of the Company’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. The Company’s dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, the demand for products, and the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical cannabis in general, or the Company’s products specifically, or associating the consumption of medical cannabis with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The results of future clinical research may have a material adverse effect on the Company.

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

Expansion into the adult-use cannabis market may subject the Company to additional regulation.

The Company has obtained and may continue in the future to pursue licenses to permit the sale of adult-use cannabis where local or state law permits such activities. Any change in the Company’s strategy would involve the adoption of new local or state regulations which are evolving rapidly. Sometimes new risks emerge and management may not be able to predict all of them or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. Failure to comply with the requirements of local or state law or any failure to maintain its licenses could have a material adverse impact on the Company’s business, financial condition and operating results. In addition, with each new market that the Company enters, it will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions imposed on its operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on its business, results of operations and financial condition. Additionally, adult use cannabis businesses are not protected by the Rohrabacher-Farr Amendment, meaning the risk of federal prosecution are higher for adult use businesses.

The Company’s business is subject to a variety of laws, regulations and guidelines.

The Company’s business is subject to a variety of laws, regulations and guidelines relating to the cultivation, manufacture, management, transportation, processing, storage and disposal of cannabis, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of the Company’s business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company is required to obtain or renew government permits and licenses for its current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time- consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on the Company’s part. The duration and success of the Company’s efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within its control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. the Company may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of the Company. To the extent necessary permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

While the Company’s compliance controls have been developed to mitigate the risk of any material violations of any license or certificate it holds arising, there is no assurance that the Company’s licenses or certificates will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses or certificates held by the Company could impede the ongoing or planned operations of the Company and have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company may face penalties for regulatory violations

The Company’s business and activities are heavily regulated in all jurisdictions where it conducts business. Our operations are subject to various laws, regulations and guidance by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis, as well as other federal, state, and local laws, regulations and guidance. While the Company follows the law in all jurisdictions where it conducts business and pays attention to continuing compliance, any failure to comply with the statutory, regulatory, or other requirements of the Company’s operations may lead to possible sanctions including the revocation of licenses, suspension of licenses, or imposition of additional conditions on licenses or the imposition of fines or other penalties. Maintaining compliance with complex and often-changing regulations increases the risk that even a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable local or state cannabis laws. For these reasons, the Company could face penalties for regulatory violations that could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company may face risks related to FDA and FTC enforcement.

The manufacture, labeling and distribution of the Company’s products is or may become regulated by various federal, state and local agencies including, without limitation, the FDA, the FTC and analogous state agencies. If and when applicable, failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising activities are also or may become subject to regulation by the FTC under the Federal Trade Commission Act. Additionally, some states also permit advertising and labeling laws to be enforced by state attorney generals, who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of the Company’s products. Any actions against us by any governmental authorities or private litigants could have an adverse effect on our business, financial condition and results of operations.

The Company may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm the Company’s reputation, require the Company to take, or refrain from taking, actions that could harm its operations or require the Company to pay substantial amounts of funds, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on the Company’s business, financial condition, results of operations or prospects.

Cannabis businesses are subject to unfavorable tax treatment as a result of Section 280E.

Section 280E of the Internal Revenue Code generally prohibits businesses from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. Section 280E currently applies to businesses operating in the cannabis industry, irrespective of whether such businesses are licensed and operating in accordance with applicable state laws. The application of Section 280E generally causes such businesses to pay higher effective tax rates than most industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. The application of Section 280E to the Company may adversely affect the Company’s profitability and, in fact, may cause the Company to operate at a loss. There have been efforts at reforming federal cannabis law, however, none removing the impact or scope of Section 280E have passed into law and Section 280E will continue to apply to the Company indefinitely. While recent legislative proposals or executive branch initiatives, if enacted into law, could eliminate or diminish the application of Section 280E to cannabis businesses, the enactment of any such law or executive branch initiatives are uncertain. Accordingly, Section 280E may to apply to the Company indefinitely.

The Company’s service providers may suspend or withdraw their services.

As a result of any adverse change to the approach in enforcement of United States cannabis laws, adverse regulatory or political change, additional scrutiny by regulatory authorities, adverse change in public perception in respect of the consumption of cannabis or otherwise, third party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the Company’s business, revenues, operating results, financial condition or prospects.

The Company may be unable to enforce its contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Since cannabis remains illegal in the United States at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that the Company will be able to legally enforce contracts it enters into if necessary. The Company cannot be assured that it will have a remedy for breach of contract, which would have a material adverse effect on the Company’s business, revenues, operating results, financial condition and prospects.

Ability to grow the Company’s business depends on state laws pertaining to the cannabis industry.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm the Company’s business, revenues, operating results, financial condition and prospects.

Reliable data on the cannabis industry is not available.

As a result of recent and ongoing regulatory and policy changes in the cannabis industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and sometimes unreliable market data.

Conversions and potential future sales of shares could adversely affect prevailing market prices for the common shares.

Subject to the restrictions set forth in the articles of the Company (the “Articles”), Common Shares may at any time, at the option of the holder, be converted into Proportionate Voting Shares on the basis of 100 Common Shares for one Proportionate Voting Share. Subject to the restrictions set forth in the Company’s Articles, each issued and outstanding Proportionate Voting Share may at any time, at the option of the holder, be converted into 100 Common Shares.

Further, the Company cannot predict the size of future issuances of Common Shares or the effect, if any, that future issuances and sales of Common Shares will have on the market price of the Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares. The market price of the Common Shares could be adversely affected upon the expiration of lock up periods applicable to certain Cannabist Company shareholders.

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

The Company currently operates in an early-stage market which has a small representation of medical or adult-use cannabis consumers. Should the Company be unable to grow a quality product demanded by the consumers, this could have a material impact on the Company’s revenues and average price per gram.

The Company faces risks inherent in the agricultural business.

The Company’s business involves the growing of cannabis, which is an agricultural product. As such, the business is subject to the risks inherent in the agricultural business, including but not limited to, pests, plant diseases, crop failure and similar agricultural risks. Although the Company grows some of its products indoors under climate-controlled conditions and carefully monitors the growing conditions of its products with trained personnel, there can be no assurance that natural elements will not have a material adverse effect on the volume, quality and consistency of its products and consequently on the Company’s sales, profitability and financial condition.

Climate change could exacerbate certain of the risks inherent in the Company’s agricultural operations.

Climate change could result in increasing frequency and severity of weather-related events, resource shortages, changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, and of which can damage or destroy crops, resulting in the Company having no or limited cannabis flower to process. If the Company is unable to harvest cannabis flower through its proprietary operations, its ability to meet customer demand, generate sales, and maintain operations will be impacted. Furthermore, severe weather-related events may result in substantial costs to the Company, including costs to respond during the event, to recover from the event, and to possibly modify existing or future infrastructure requirements to prevent recurrence. Climate changes could also disrupt the Company’s operations by impacting the availability and costs of materials needed for production and could increase insurance and other operating costs.

The Company may be directly or indirectly exposed to climate change risk from natural disasters, changes in weather patterns and severe weather, which may result in physical damage to the Company’s cultivation and processing facilities. Such damage may result in disrupted operations, and it may be difficult for the Company to continue its business for a substantial period of time, which could materially adversely impact the Company’s business, financial condition or operating results and could cause the market value of its Common Shares to decline. In addition, climate change has continued to attract the focus of governments, the scientific community and the general public as an important threat, given the emission of greenhouse gases and other activities continue to negatively impact the planet. The Company faces the risk that its operations will be subject to government initiatives aimed at countering climate change, which could impose increased costs or constraints on its operational flexibility.

The Company may face risks related to its third-party product manufacturers.

From time to time, some of the Company’s products maybe produced, packaged, and labeled by third-party vendors. The Company relies on its third-party vendors to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in the jurisdictions in which they operate, including, in the case of certain jurisdictions, the ability to demonstrate compliance with current good manufacturing practice standards. Failure of a third-party vendor to maintain the requisite permits, licenses or other approvals, or otherwise conform to the strict regulatory requirements of any applicable regulatory authority may result in delays, interruptions in supply, product recalls or withdrawals, and could expose the Company to potential product liability claims, damage our reputation and the reputation of our brands or otherwise harm our business.

The Company is exposed to product liability claims.

As a distributor of products designed to be ingested by humans, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of the Company’s products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.

Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. the Company may be subject to various product liability claims, for which insurance coverage may not be available, including, among others, that the Company’s products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with consumers generally, and could have a material adverse effect on the results of operations and financial condition of the Company.

The Company’s products may be subject to product recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of the Company’s products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all.

Significant failure or deterioration of the Company’s quality control systems could have a material adverse effect on the Company.

The quality and safety of the Company’s products are critical to the success of its business and operations. As such, it is imperative that the Company’s quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that it and any of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company is subject to environmental risk and regulation.

The Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. the Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production or manufacturing of cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production or manufacturing or require abandonment or delays in development.

The Company has limited operating history.

As a growth enterprise in the emerging cannabis industry, the Company has a limited history of profitability. The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of earnings. There is no assurance that the Company will be successful in achieving a return on shareholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

The Company had negative net losses during the fiscal year ended December 31, 2023.

During the fiscal year ended December 31, 2023, the Company sustained net losses and reported a small positive cash flow from operating activities. The Company’s cash balance as of December 31, 2023 was approximately $35.8 million. Although the Company reported positive cash flow from operating activities of $7.5 million, to the extent that the Company has negative cash flow in any future period, its cash balance or any proceeds from future offerings of securities of the Company may be used to fund such negative cash flow from operating activities.

The Company faces intense competition from other companies.

There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. As a result of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

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

New well-capitalized entrants into the cannabis industry may develop large-scale operations.

Currently, the cannabis industry generally is comprised of individuals and small to medium-sized entities; however, the risk exists that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger or a larger number of dispensaries and cultivation and production facilities. In doing so, these larger competitors could establish price setting and cost control practices which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the cannabis industry. While the approach in most state laws and regulations seemingly deters this type of takeover, this industry remains nascent and as indicated above, the future landscape remains largely unknown, especially as relates to the potential for interstate commerce in the cannabis industry in the United States, which might potentially be more advantageous to large conglomerates and companies as compared to the Company.

The Company is vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.

The Company is reliant is on key inputs.

The cannabis business is dependent on a number of key inputs (and impacted by their related costs) including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure a replacement for such source in a timely manner or at all could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

The Company is reliant on suppliers and skilled labor.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by the Company’s management and may be greater than the funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.

The Company’s sales are difficult to forecast.

The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of the Company.

The Company faces intellectual property risks.

Cannabist Company may have certain proprietary intellectual property, including but not limited to patents and proprietary processes, and plans for trademarks that are not yet public. The Company will rely on this intellectual property, know- how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to the Company’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the Company’s business, results of operations, financial condition or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. As a result, the Company’s intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, provincial, state or local level. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally-registered marks.

The Company may not be able to protect its patents.

If some or all of the Company’s patents expire or are invalidated or are found to be unenforceable, or if some or all of its patent applications do not contain patentable subject matter because the claims are determined to lack utility, novelty, or non-obviousness, or do not result in issued patents or result in patents with narrow, overbroad, or unenforceable claims, or claims that are not supported in regard to written description or enablement by the specification, the Company may be subject to competition from third parties with products in the same class as its own products or devices, including in those jurisdictions in which the Company has no patent protection.

Even if the Company’s products, devices, and/or the processes are covered by valid and enforceable patents and have claims with sufficient scope, disclosure and support in the specification, the patents will provide protection only for a limited amount of time. The Company’s ability to obtain patents can be highly uncertain and involve complex and in some cases unsettled legal issues and factual questions. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, the scope and enforceability of the Company’s patents may differ across those countries in which the Company is seeking patent protection, and the Company’s ability to protect its intellectual property in some countries may be limited accordingly. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

The Company may be subject to competition from third parties with products or devices in the same class as its products or devices in those jurisdictions in which it has no patent protection. Even if patents are issued to the Company regarding its products, devices, and/or methods of using them, those patents can be challenged by its competitors who can argue such patents are invalid or unenforceable, lack utility, lack sufficient written description or enablement, or should be limited or narrowly construed. Patents also will not protect the Company’s product candidates if competitors devise ways of making or using these product candidates without legally infringing the Company’s patents.

The Company also relies on trade secrets to protect its technology, especially where it does not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. The Company’s employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose its confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect the Company’s competitive business position.

The Company may not be able to protect its trademarks.

Apart from the federal illegality issues discussed above, the Company’s trademark applications may encounter other obstacles, including refusals or oppositions based on third party rights or issues such as the “mere descriptiveness” of a proposed trademark. In that event, the Company has opportunities to respond, but may not be able to overcome the refusals or challenges. Once a trademark is registered, third parties can also bring cancellation proceedings, which may be successful in cancelling the Company’s registrations. Unregistered trademarks can be more challenging to protect and enforce, and an adverse decision with respect to registration, based on third party rights, can increase the risk of an infringement action.

The Company may infringe on intellectual property rights of third parties.

There is a risk that the Company is infringing the proprietary rights of third parties because numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields that are the focus of the Company’s development and manufacturing efforts. Others might have been the first to make the inventions covered by one or more of its pending patent applications and/or might have been the first to file patent applications for these inventions. Furthermore, because of historical policies and laws disfavoring the patenting and publication of cannabis-related technologies, prior art relevant to the Company’s or its competitors’ patents and patent applications may not be readily identified during normal patent examination processes, resulting in the issuance of claims that might not have issued in a better documented field. In addition, because patent applications take many months to publish and patent applications can take many years to issue, there may be currently pending applications, unknown to the Company, which may later result in issued patents that cover the production, manufacture, synthesis, commercialization, formulation or use of the Company’s products. In addition, the production, manufacture, synthesis, commercialization, formulation or use of the Company’s products may infringe existing patents of which the Company is not aware. Similarly, a third party could take the position that the Company is infringing its trademark rights, based on other registered or unregistered trademarks. Even if the Company ultimately defeats a third party’s claims, defending itself against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from its business, which could lead to delays in the Company’s development or commercialization efforts. If third parties are successful in their claims, the Company may have to pay substantial damages, including the potential for treble damages if willful infringement is found, or take other actions that are adverse to the Company’s business.

The Company faces competition from synthetic production and technological advances.

The pharmaceutical industry may attempt to dominate the cannabis industry through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of the Company to secure long-term profitability and success through the sustainable and profitable operation of its business.

The Company may face constraints on marketing products.

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by governmental regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and results of operations could be adversely affected.

The Company may be exposed to risk of fraudulent or illegal activity by employees, contractors and consultants.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Certain jurisdictions currently prohibit public company ownership of cannabis businesses.

Certain jurisdictions in the United States prohibit persons that are declared unqualified to hold a cannabis establishment license, which can include any publicly-traded company. In such circumstances, the prohibition against the issuance of a cannabis establishment business license may not be limited to the direct licensee but extend to owners of such licensees including parent-companies. As such, a publicly-traded company may be denied the issuance of a cannabis establishment business license in such jurisdictions which could limit the Company’s ability to expand.

The Company depends on information technology systems and may experience cyber-attacks.

The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations. The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities. See Item 1C – “Cybersecurity” for more information.

A security breach may have a material adverse effect on the Company.

Given the nature of the Company’s products and its lack of legal availability outside of channels approved by local and state governments, as well as the concentration of inventory in its facilities, despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Company’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing the Company’s products. In addition, the Company collects and stores personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

We have been, and expect to continue to be, a target of cyberattacks. If our internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.

We have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our platform as an entry point into customers’ endpoints, networks, or systems. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. We also utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our leadership on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks. It is virtually impossible for us to entirely eliminate the risk of such attacks, compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property, or lead to cyberattacks or other intrusions, litigation, governmental audits and investigations and significant legal fees, any or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant resources in an effort to prevent security breaches and other security incidents impacting our systems and data. See Item 1C – “Cybersecurity” for more information.

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

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of cannabis to post a bond or significant fees when, for example, applying for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. The Company is not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of the Company’s business.

The Company’s business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. Although the Company maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, its insurance does not cover all the potential risks associated with its operations. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of the Company is not generally available on acceptable terms. The Company might also become subject to liability for pollution, fire, explosion or other hazards which it may not be insured against or which the Company may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its business, results of operations, financial condition or prospects.

Due to the Company’s involvement in the cannabis industry, it may have a difficult time obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to the industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is forced to go without such insurance coverage, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risk and financial liabilities.

The Company may not pay dividends.

The declaration and payment of dividends or distributions by the Company will be at the discretion of the Board subject to restrictions under applicable laws, and may be affected by numerous factors, including the Company’s revenues, financial condition, acquisitions, capital investment requirements and legal, regulatory or contractual restrictions. A failure to pay dividends or a reduction or cessation of the payment of dividends could materially adversely affect the trading price of Common Shares.

The Company may be subject to international regulations.

The Company is subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on the Company’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction could determine that the Company was not or is not compliant with applicable local regulations. If the Company’s sales or operations were found to be in violation of such international regulations the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications.

The Company’s use of customer information and other personal and confidential information may have an adverse impact.

The Company collects, processes, maintains and uses data, including sensitive information on individuals (with consent when applicable) available to the Company through online activities and other customer interactions with its business. The Company’s current and future programs may depend on its ability to collect, maintain and use this information, and its ability to do so is subject to evolving international, U.S. and Canadian laws and enforcement trends. The Company strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and customer protection. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with the Company’s practices or fail to be observed by its employees or business partners. If so, the Company may suffer damage to its reputation and be subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt the Company’s reputation, force it to spend significant amounts to defend its practices, distract its management or otherwise have an adverse effect on its business.

The Company is subject to taxation in both Canada and the United States.

The Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Internal Revenue Code. Consequently, the Company is subject to U.S. federal income tax on its worldwide taxable income. Since the Company is a resident of Canada for purposes of the Tax Act, the Company is also subject to Canadian income tax. Consequently, the Company is liable for both U.S. and Canadian income tax, which could have a material adverse effect on its financial condition and results of operations, and could inhibit efficient use of its capital.

The Company may be subject to net operating loss and certain other tax attribute limitations.

Section 382 of the Internal Revenue Code contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change”’ if there is a cumulative change of more than 50 percentage points in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Internal Revenue Code, during a rolling three-year period. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit the Company’s ability to utilize its pre-change net operating losses or other tax attributes if the Company were to undergo a future ownership change. The Company may have experienced ownership changes in the past, and it may experience ownership changes in the future and/or subsequent shifts in its stock ownership (some of which may be outside the control of the Company). Thus, the Company’s ability to utilize carryforwards of its net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, the Company has not completed a study to assess the impact, if any, of ownership changes on its net operating losses and certain other tax attributes under Section 382 of the Internal Revenue Code.

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

There can be no assurance that that the Canadian and U.S. general and industry specific tax laws and regulations of the Company or an investment in the Company will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to the Company or its shareholders.

Market price of the common shares may be highly volatile.

Market prices for cannabis companies have at times been volatile and subject to substantial fluctuations. The stock market, from time-to-time, experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company or its competitors, including those pertaining to financing arrangements, government regulations, developments concerning regulatory actions affecting the Company, litigation, additions or departures of key personnel, cash flow, and economic conditions and political factors in the United States may have a significant impact on the market price of the Common Shares. In addition, there can be no assurance that the Common Shares will continue to be listed on the Exchanges.

The market price of the Common Shares could fluctuate significantly for many other reasons, including as a result of the Arrangement or for reasons unrelated to the Company’s specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by its subscribers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within its industry experience declines in their stock price, the share price of the Common Shares may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

Further equity financing may dilute the interests of the Company shareholders and depress the price of the common shares.

If the Company raises additional financing through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger or resolves litigation by issuing additional equity securities, such issuance may substantially dilute the interests of shareholders of the Company and reduce the value of their investment. The Company’s Articles permit the issuance of an unlimited number of Common Shares, and the Company shareholders will have no pre-emptive rights in connection with a future issuance. The Board has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional Common Shares may be issued by the Company on the exercise of awards under the Company’s Omnibus Plan and upon the exercise of certain outstanding CGGC Warrants (as defined herein). The market price of the Common Shares could decline as a result of issuances of new shares or sales by shareholders of Common Shares in the market or the perception that such sales could occur. Sales by shareholders of the Company might also make it more difficult for the Company itself to sell equity securities at a time and price that it deems appropriate.

Conflicts of interest may exist between the Company and its directors or officers.

Certain of the Company’s directors and officers are, and may continue to be, or may become, involved in other business ventures through their direct and indirect participation in, among other things, corporations, partnerships and joint ventures, that are or may become competitors of the products and services the Company provides or intends to provide. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers conflict with or diverge from the Company’s interests. In accordance with applicable corporate law, directors who have a material interest in a contract or transaction or a proposed contract or transaction with the Company that is material to the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the transaction. In addition, the directors and officers are required to act honestly and in good faith with a view to the Company’s best interests.

However, in conflict-of-interest situations, the Company’s directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to the Company.

Certain remedies may be limited.

The Company’s governing documents may provide that the liability of its members of the Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, the Company and its Shareholders may be prevented from recovering damages for certain alleged errors or omissions made by the members of the Board and its officers. The Company’s governing documents may also provide that the Company will, to the fullest extent permitted by law, indemnify members of its Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of the Company.

General Risk Factors

The Company is reliant on management.

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management. While employment agreements or management agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.

The Company may become party to litigation from time to time.

The Company is a party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company is or becomes involved be determined against the Company, such a decision could adversely affect the Company’s ability to continue operating and the market price for the Common Shares and other listed securities of the Company. Even if the Company is involved in litigation and wins, litigation can redirect significant company resources. Litigation may also create a negative perception of the Company’s brand. See Item 3 – “Legal Proceedings” for more information.

The Company may be unable to manage its growth effectively.

The Company may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company is subject to significant costs of being a public company.

As a public issuer, the Company is subject to the reporting requirements and rules and regulations under applicable U.S. and Canadian securities laws and the rules of any stock exchange on which the Company’s securities may be listed from time to time. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations may increase the Company’s legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on its personnel, systems and resources, which could adversely affect its business and financial condition. In particular, the Company is subject to reporting and other obligations under applicable U.S. and Canadian securities laws. These reporting and other obligations place significant demands on the Company as well as on the Company’s management, administrative, operational and accounting resources. Effective internal controls, including financial reporting and disclosure controls and procedures, are necessary for the Company to provide reliable financial reports, to effectively reduce the risk of fraud and to operate successfully as a public company. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s results of operations or cause it to fail to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s consolidated financial statements and materially adversely affect the trading price of the Common Shares and of other listed securities of the Company.

The trading market for common shares is influenced by securities industry analyst research reports.

The trading market for Common Shares is influenced by the research and reports that industry or securities analysts publish about the Company. If covered, a decision by an analyst to cease coverage of the Company or fail to regularly publish reports on the Company could cause the Company to lose visibility in the financial markets, which in turn could cause the stock price or trading volume to decline. Moreover, if an analyst who covers the Company downgrades its stock, or if operating results do not meet analysts’ expectations, the stock price could decline.

Past performance may not be indicative of future results.

The prior operational performance of the Company is not indicative of any potential future operating results of the Company. There can be no assurance that the historical operating results achieved by the Company or its affiliates will be achieved by the Company, and the Company’s future performance may be materially different.

Financial projections may prove materially inaccurate or incorrect.

Any of the Company’s financial estimates, projections and other forward-looking information or statements included herein were prepared by the Company without the benefit of reliable historical industry information or other information customarily used in preparing such estimates, projections and other forward-looking information or statements. Such forward-looking information or statements are based on assumptions of future events that may or may not occur, which assumptions may not be disclosed herein. Investors should inquire of the Company and become familiar with the assumptions underlying any estimates, projections or other forward-looking information or statements. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Actual results may differ materially from projected results for a number of reasons including increases in operation expenses, changes or shifts in regulatory rules, undiscovered and unanticipated adverse industry and economic conditions, and unanticipated competition. Accordingly, investors should not rely on any projections to indicate the actual results the Company might achieve.

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

Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In such an event, the Company’s operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, unemployment levels, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect the Company’s operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Disease outbreaks may negatively impact the Company

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

The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect the Company’s customers’ financial condition, resulting in reduced spending for the merchandise we sell. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause employees to avoid Company properties, which could adversely affect the Company’s ability to adequately staff and manage its businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores, facilities or operations of the Company’s sourcing partners.

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect the Company’s business, financial condition and results of operations.

There may not be an active, liquid market for the Common Shares.

There may not be an active, liquid market for the Common Shares. There is no guarantee that an active trading market for the Common Shares will be maintained on Cboe and/or the OTCQX. Investors may not be able to sell their Common Shares quickly or at the latest market price if trading in the Common Shares is not active.

Return on the Common Shares is not guaranteed.

There is no guarantee that the Common Shares will earn any positive return in the short term or long term. A holding of any such security is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in any of the Common Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We continue to make significant investments in our information technology systems pursuant to our operations. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to enhance our overall customer experience, to support our compliance, internal controls and efficiency initiatives, to expand our capabilities to offer new products, and to provide scale for future growth and acquisitions. Our program ensures that we operate with greater efficiency.

The Company is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Company has an enterprise-wide Information Security Program (“Security Program”), which is designed to protect the confidentiality, integrity and availability of customer non-public information. The Security Program was also designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization.

The Company also has a business continuity/disaster recovery plan (the “BCP”), which it actively manages to prepare for any business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Security Program and BCP adhere to industry best practices and are subject to periodic testing and independent audits.

Cybersecurity Risk

In 2018, the United States Securities and Exchange Commission (the “SEC”) published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal laws and regulations. If we fail to observe this regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us.

Governance

The risks from cybersecurity threats are monitored and managed by the Company’s information systems team members who have relevant expertise with such potential threats, and who operate in collaboration with other Company functions. The Company’s Audit Committee is responsible for overseeing cybersecurity risk and are informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.

ITEM 2. PROPERTIES

The following tables set forth the Company’s principal physical properties.

Corporate Properties
Type	Location	Lease / Own
Headquarters	New York, NY	Lease
Shared Service Center	Chelmsford, MA	Lease
Former TGS Headquarters	Denver, CO	Lease

Production Properties
Type	Location	Lease / Own
Chino Cultivation Facility	Chino, AZ	Lease
San Diego Cultivation Facility	San Diego, CA	Lease
Denver Cultivation Facility 1	Denver, CO	Lease
Denver Cultivation Facility 2	Denver, CO	Lease
Denver Cultivation Facility 3	Denver, CO	Lease
Denver Manufacture Facility	Denver, CO	Lease
Denver Warehouse	Denver, CO	Lease
Trinidad Cultivation Facility 1	Trinidad, CO	Lease

Production Properties
Type	Location	Lease / Own
Trinidad Cultivation Facility 2	Trinidad, CO	Lease
Milford Cultivation Facility 1	Milford, DE	Lease
Milford Cultivation Facility 2	Milford, DE	Own
Alachua Cultivation Facility	Alachua, FL	Lease
Arcadia Cultivation Facility	Arcadia, FL	Own
Lakeland Cultivation Facility	Lakeland, FL	Lease
Aurora Cultivation Facility	Aurora, IL	Lease
Lowell Cultivation Facility	Lowell, MA	Lease
Frederick Cultivation Facility	Frederick, MD	Own
Vineland Cultivation Facility 1	Vineland, NJ	Lease
Vineland Cultivation Facility 2	Vineland, NJ	Own
Rochester Cultivation Facility	Rochester, NY	Lease
Riverhead Cultivation Facility*	Riverhead, NY	Own
Mount Orab Cultivation Facility	Mount Orab, OH	Lease
Columbus Manufacturing Facility	Columbus, OH	Own
Pennsylvania Cultivation Facility	Saxton, PA	Lease
Portsmouth Cultivation Facility	Portsmouth, VA	Lease
Richmond Cultivation Facility	Richmond, VA	Lease

Capital City Cultivation Facility	Washington, D.C.	Lease
Falling Waters Cultivation Facility	Falling Waters, WV	Lease

Retail Properties
Type	Location	Lease / Own
SWC Prescott	Prescott, AZ	Lease
Cannabist Tempe	Tempe, AZ	Lease
Cannabist San Diego	San Diego, CA	Lease
The Healing Center San Diego	San Diego, CA	Lease
The WEED Powered by Project Cannabis	Studio City, CA	Lease
Project Cannabis San Francisco	San Francisco, CA	Lease
The Green Solution Ft. Collins	Ft. Collins, CO	Lease
The Green Solution Southeast Aurora	Aurora, CO	Lease
The Green Solution East Aurora	Aurora, CO	Lease
The Green Solution Central Aurora	Aurora, CO	Lease
The Green Solution W Aurora	Aurora, CO	Lease
The Green Solution South Aurora	Aurora, CO	Lease
The Green Solution Northglenn	Northglenn, CO	Lease
The Green Solution Glendale	Glendale, CO	Lease
The Green Solution North Denver	Denver, CO	Lease
The Green Solution Union Station	Denver, CO	Lease
The Green Solution Westminster	Denver, CO	Lease
The Green Solution West Denver	Denver, CO	Lease
The Green Solution Sheridan	Sheridan, CO	Lease
The Green Solution Edgewater	Edgewater, CO	Lease
The Green Solution Pueblo	Pueblo, CO	Lease
The Green Solution Black Hawk	Black Hawk, CO	Lease
The Green Solution Trinidad	Trinidad, CO	Lease
Clearance Cannabis Trinidad	Trinidad, CO	Lease
The Green Solution Silver Plume	Silver Plume, CO	Lease
The Green Solution Aspen	Aspen, CO	Lease
The Green Solution Glenwood Springs	Glenwood Springs, CO	Lease
Medicine Man Denver	Denver, CO	Lease
Medicine Man Aurora	Aurora, CO	Lease
Medicine Man Thornton	Thornton, CO	Lease
Medicine Man Longmont	Longmont, CO	Lease
Columbia Care Rehoboth Beach	Rehoboth Beach, DE	Lease
Columbia Care Smyrna	Smyrna, DE	Lease
Columbia Care Wilmington	Wilmington, DE	Lease
Cannabist Bonita Springs	Bonita Springs, FL	Lease
Cannabist Care Bradenton	Bradenton, FL	Lease
Cannabist Care Brandon	Brandon, FL	Lease
Cannabist Cape Coral	Cape Coral, FL	Lease
Cannabist Delray Beach	Delray Beach, FL	Lease
Cannabist Gainesville	Gainesville, FL	Lease
Cannabist Jacksonville	Jacksonville, FL	Lease
Cannabist Longwood	Longwood, FL	Lease
Cannabist Melbourne	Melbourne, FL	Lease
Cannabist Miami	Miami, FL	Lease
Cannabist Orlando	Orlando, FL	Lease
Cannabist Sarasota	Sarasota, FL	Lease
Cannabist St. Augustine	St. Augustine, FL	Lease
Cannabist Stuart	Stuart, FL	Lease
Cannabist Chicago	Chicago, IL	Lease
Cannabist Villa Park	Villa Park, IL	Lease
Columbia Care Chevy Chase	Chevy Chase, MD	Lease
gLeaf Frederick	Frederick, MD	Lease
gLeaf Rockville	Rockville, MD	Lease
Cannabist Boston	Boston, MA	Lease

Patriot Care Greenfield	Greenfield, MA	Lease
Cannabist Lowell	Lowell, MA	Lease
Cannabist Missouri*	Hermann, MO	Lease
Cannabist Vineland	Vineland, NJ	Lease
Cannabist Deptford*	Deptford, NJ	Lease
Cannabist Brooklyn	Brooklyn, NY	Lease
Columbia Care Manhattan	Manhattan, NY	Lease
Columbia Care Riverhead	Riverhead, NY	Lease
Columbia Care Rochester	Rochester, NY	Lease
Columbia Care Dayton	Dayton, OH	Own
Columbia Care Logan	Logan, OH	Own
Columbia Care Marietta	Marietta, OH	Own
Columbia Care Monroe	Monroe, OH	Own
gLeaf Warren	Warren, OH	Lease
Columbia Care Allentown	Allentown, PA	Lease

Retail Properties
Type	Location	Lease / Own
Columbia Care Scranton	Scranton, PA	Lease
Columbia Care Wilkes-Barre	Wilkes-Barre, PA	Lease
Cannabist Springville	Springville, UT	Lease
Cannabist Hampton	Hampton, VA	Lease
Cannabist Norfolk	Norfolk, VA	Lease
Columbia Care Portsmouth	Portsmouth, VA	Lease
gLeaf Richmond	Richmond, VA	Lease
gLeaf Short Pump	Short Pump, VA	Lease
Cannabist Suffolk	Suffolk, VA	Lease
Cannabist Virginia Beach	Virginia Beach, VA	Lease
Capital City Care Washington D.C.	Washington, D.C.	Lease
Cannabist Williamstown	Williamstown, WV	Lease
Cannabist Huntington	Huntington, WV	Lease
Cannabist Morgantown	Morgantown, WV	Lease
Cannabist Beckley	Beckley, WV	Lease
Cannabist St. Albans	St. Albans, WV	Lease

* Not operational

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

The Green Leaf Transaction closed on June 11, 2021. By letters dated April 22, 2022, June 1, 2022 and March 14, 2023, the Company notified the shareholder representative (“SRS”) for the former Green Leaf shareholders, including a director of the Company, that the Company was seeking indemnification of approximately $11 million for certain preclosing taxes paid by the Company on behalf of the former Green Leaf shareholders. By letter dated July 14, 2022, SRS notified the Company that the former Green Leaf shareholders were making an indemnification claim to the Company for $17.6 million related to alleged damages arising out of certain alleged undisclosed and under-disclosed litigation matters. By letter dated October 6, 2022, SRS sent an updated demand letter seeking in excess of $75 million from the Company. In addition to the claims raised in SRS’s July 14, 2022 letter, SRS demanded payment of at least $58 million for Green Leaf’s purported achievement of a milestone payout contemplated in the Green Leaf Transaction for the time period July 1, 2021 to June 30, 2022. The Company, based on a third-party assessment, determined that the milestone was not achieved. The parties engaged in preliminary negotiations, including a non-binding mediation, about the possibility of entering into a global resolution of outstanding disputes. On March 2, 2023, SRS filed a complaint in the Circuit Court for Baltimore City, Maryland against the Company, a Company subsidiary, the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, seeking in excess of $72 million in damages, in addition to punitive damages, based on asserted legal claims of breach of contract, fraud and intentional misrepresentation, negligent misrepresentation, tortious interference with a contract, breach of a fiduciary duty, aiding and abetting a breach of a fiduciary duty and civil conspiracy. On August 29, 2023, the Court dismissed all claims in the Complaint other than the breach of contract claim, thereby resulting in the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, no longer being parties in the lawsuit. On October 20, 2023, SRS as well as certain former Green Leaf executives, as individuals and on behalf of former Green Leaf shareholders, filed an amended complaint against the Company and a subsidiary of the Company asserting breach of contract claims. At present, a stay has been entered in the case while the parties attempt to globally resolve outstanding disputes, which now also includes disputes relating to a dispensary located in Rockville, MD. If such global resolution is not achieved, the Company will assert defenses with respect to the claims in the amended complaint. However, there can be no assurance that such defenses will be successful and, if they are not successful, that the direct or indirect losses will not be material. Similarly, in the absence of a global resolution, the Company intends to continue to pursue legal recourse against the former Green Leaf shareholders with respect to the approximately $11 million owed to the Company for certain preclosing tax payments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Company’s common shares are listed on the Cboe Canada (the “Cboe”) under the symbol “CBST” and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “CBSTF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

Shareholders

As of March 11, 2024, there are 422 holders of record of our common shares.

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

Recent Sales of Unregistered Securities

There have been no securities sold by the Company for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issues, securities issued upon conversion from other share classes, and securities issued in exchange for property, services, or other securities.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. and its subsidiaries (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF THE CANNABIST COMPANY

Our principal business activity is the production and sale of cannabis. We strive to be the premier provider of cannabis-related products in each of the markets in which we operate. Our mission is to improve lives by providing cannabis-based health and wellness solutions in connection with community partnerships, research, education and the responsible use of our products as a natural means to improve the quality of life of our patients and customers.

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

Regulation

We are subject to the laws in the jurisdictions in which we operate. We hold all required licenses for the production and distribution of our products in the jurisdictions in which we operate and continuously monitor changes in laws, regulations, treaties and agreements.

Product Innovation and Consumer Trends

Our business is subject to changing consumer trends and preferences, and is dependent, in part, on continued consumer interest in new products. The success of new product offerings, depends upon a number of factors, including our ability to (i) accurately anticipate customer needs; (ii) develop new products that meet these needs; (iii) successfully commercialize new products; (iv) price products competitively; (v) produce and deliver products in sufficient volumes and on a timely basis; and (vi) differentiate product offerings from those of competitors.

Growth and Profitability Strategies

We have a successful history of growing revenue and we believe we have a strong strategy aimed at continuing our history of expansion in both current and new markets. Our future depends, in part, on our ability to implement our growth strategies including (i) product innovations; (ii) penetration of new markets; (iii) growth of wholesale revenue through third party retailers and distributors; (iv) future development of e-commerce and home delivery distribution capabilities; and (v) expansion of our cultivation and manufacturing capacity. Our ability to implement these strategies depend, among other things, on our ability to develop new products that appeal to consumers, maintain and expand brand loyalty, maintain and improve product quality and brand recognition, maintain and improve competitive position in our current markets, and identify and successfully enter and market products in new geographic areas and segments.

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

Statement of Operations:

	For the Year Ended			2023 vs. 2022		2022 vs. 2021
	December 31, 2023	December 31, 2022	December 31, 2021	$ Change	% Change	$ Change	% Change
Revenues	$511,327	$511,578	$460,080	$(251)	(0)%	$51,498	11%
Cost of sales related to inventory production	(331,359)	(310,163)	(258,402)	(21,196)	7%	(51,761)	20%
Cost of sales related to business combination fair value adjustments to inventories	—	(204)	(7,663)	204	(100)%	7,459	(97)%
Gross profit	179,968	201,211	194,015	(21,243)	(11)%	7,196	4%
Goodwill impairment	(19,274)	(170,642)	(72,328)	151,368	(89)%	(98,314)	136%
Intangible impairment	(46,248)	(169,479)	—	123,231	(73)%	(169,479)	100%
Fixed asset impairment	(20,095)	—	—	(20,095)	100%	—	100%
Selling, general and administrative expenses	(199,591)	(277,330)	(232,052)	77,739	(28)%	(45,278)	20%
Operating expenses	(285,208)	(617,451)	(304,380)	332,243	(54)%	(313,071)	103%
Other (expense) income, net	(63,658)	(16,454)	(36,349)	(47,204)	287%	19,895	(55)%
Income tax (expense) benefit	(5,389)	11,213	(139)	(16,602)	(148)%	11,352	(8167)%
Net loss	(174,287)	(421,481)	(146,853)	247,194	(59)%	(274,628)	187%
Net loss attributable to non-controlling interest	1,425	(5,476)	(3,756)	6,901	(126)%	(1,720)	46%
Net loss attributable to The Cannabist Company	$(175,712)	$(416,005)	$(143,097)	$240,293	(58)%	$(272,908)	191%
Loss per share attributable to The Cannabist Company—based and diluted	$(0.44)	$(1.06)	$(0.42)	$0.62	(59)%	$(0.64)	151%
Weighted average number of shares outstanding—basic and diluted	402,776,616	392,571,102	338,754,694

Summary of Balance Sheet items:

	December 31, 2023	December 31, 2022
Total Assets	$823,111	$994,726
Total Liabilities	$757,759	$787,823
Total Long-Term Liabilities	$597,715	$584,705
Total Equity	$65,352	$206,903

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023, 2022 and 2021

The following tables summarize our results of operations for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended			2023 vs. 2022		2022 vs. 2021
	December 31, 2023	December 31, 2022	December 31, 2021	$ Change	% Change	$ Change	% Change
Revenues	$511,327	$511,578	$460,080	$(251)	(0)%	$51,498	11%
Cost of sales related to inventory production	(331,359)	(310,163)	(258,402)	(21,196)	7%	(51,761)	20%
Cost of sales related to business combination fair value adjustments to inventories	—	(204)	(7,663)	204	(100)%	7,459	(97)%
Gross profit	179,968	201,211	194,015	(21,243)	(11)%	7,196	4%
Goodwill impairment	(19,274)	(170,642)	(72,328)	151,368	(89)%	(98,314)	136%
Intangible impairment	(46,248)	(169,479)	—	123,231	(73)%	(169,479)	100%
Fixed asset impairment	(20,095)	—	—	(20,095)	100%	—	100%
Selling, general and administrative expenses	(199,591)	(277,330)	(232,052)	77,739	(28)%	(45,278)	20%
Operating expenses	(285,208)	(617,451)	(304,380)	332,243	(54)%	(313,071)	103%
Loss from operations	(105,240)	(416,240)	(110,365)	311,000	(75)%	(305,875)	277%
Other (expense) income, net	(63,658)	(16,454)	(36,349)	(47,204)	287%	19,895	(55)%
Loss before provision for income taxes	(168,898)	(432,694)	(146,714)	263,796	(61)%	(285,980)	195%
Income tax (expense) benefit	(5,389)	11,213	(139)	(16,602)	(148)%	11,352	(8167)%
Net loss	(174,287)	(421,481)	(146,853)	247,194	(59)%	(274,628)	187%
Net loss attributable to non-controlling interest	1,425	(5,476)	(3,756)	6,901	(126)%	(1,720)	46%
Net loss attributable to The Cannabist Company.	$(175,712)	$(416,005)	$(143,097)	$240,293	(58)%	$(272,908)	191%

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Revenue

The decrease in revenue of $251 for the year ended December 31, 2023, as compared to the prior year period was primarily driven by price compression offset by maturing markets and regulation changes in key states, most notably the legalization of adult-use sales in Maryland.

Cost of Sales

The increase in cost of sales of $20,992 for the year ended December 31, 2023, as compared to the prior year period was primarily driven by increased volume from our existing retail and wholesale network, new store openings in Virginia and West Virginia, and legalization of adult-use sales in Maryland.

Gross Profit

The decrease in gross profit of $21,243 for the year ended December 31, 2023, as compared to the prior year period was directly attributable to the flat revenue and increased cost of sales as described above. The decline in gross margin (percent) was primarily driven by production facilities poised for future economies of scale and price compression.

Operating Expenses

The decrease of $332,243 in operating expenses was primarily attributable to goodwill and intangible impairment charges of $151,368 and $123,231 during the year ended December 31, 2023, and $77,739 in selling, general and operating expenses; this was offset by an increase in fixed asset impairments of $20,095, as compared to the prior year period. The decrease in selling, general and operating expenses was primarily attributable to a decrease in salary and benefits of $35,400, depreciation and amortization of $24,112, professional fees of $5,918, advertising and promotion expenses of $8,787, and other fees and expenses of $3,383; as we expanded our operations and increased the size and scope of our administrative functions.

Other Expense (Income), Net

The increase in other expense (income), net for the year ended December 31, 2023, as compared to the prior year, was primarily due to a remeasurement of contingent consideration of $37,362 as discussed in our audited consolidated financial statements for the year ended December 31, 2022; there was also a favorable change in fair value of derivative liability of $6,444 as a result of the conversion of convertible debt during the year; a loss on disposal group of $6,122; a decrease in rental income of $1,143; net reduction in interest expense and other of $6,714, and a loss on restructuring of $2,307.

Income Tax Benefit and Provisions

The Company recorded income tax expense of $5,389 for the year ended December 31, 2023 as compared to income tax benefit of $11,213 for the year ended December 31, 2022.

The net tax expense of $5,389 for the year ended December 31, 2023 includes current tax expense of $31,385, deferred tax benefit of $33,032 and change in valuation allowances of $7,036.

The increase in current tax expense is a direct result of the Company’s reduction in losses. The Company is subject to Section 280E of the Internal Revenue Code and is forced to disallow costs not attributable to cost of goods sold in its cannabis businesses. Current tax expense is largely offset by the significant deferred tax liabilities recorded as part of the Company’s acquisition activity.

These deferred tax liabilities are exhausted over time with current year activity resulting in deferred tax benefit which reduces overall tax expense.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Revenues

The increase in revenue of $51,498 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and full year impact of our recent acquisitions.

During the twelve months ended December 31, 2022, when compared to the prior period we experienced an organic revenue decrease of $5,985 in our Legacy Company network and prior acquisitions of The Green Solution, Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a revenue decrease of $28,241 and the expansion of new wholesale and retail facilities contributed to a revenue growth of $22,256 as compared to the prior period. The full year impact of acquisitions of Cannascend, Corsa Verde, Green Leaf Medical, and Medicine Man contributed to an additional $57,483 of revenue during the twelve months ended December 31, 2022, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $44,302 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and full year impact of our recent acquisitions.

During the twelve months ended December 31, 2022, when compared to the prior period we experienced a cost of sales increase of $7,230 due to organic growth which includes our Legacy Company network as well as full year impact from our acquisitions of The Green Solution, Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a cost of sales decrease of $6,218 and the expansion of new wholesale and retail facilities contributed to a cost of sales growth of $13,448 as compared to the prior period. The full year impact of our acquisitions of Cannascend, Green Leaf Medical, and Medicine Man contributed to an additional $37,072 of cost of sales during the twelve months ended December 31, 2022, as compared to the prior period.

Gross Profit

The increase in gross profit of $7,196 for the twelve months ended December 31, 2022, as compared to the prior year period was primarily driven by the expansion of our retail network and our recent acquisitions.

During the twelve months ended December 31, 2022, we experienced a gross profit decrease of $13,215 when compared to the prior period due to organic decrease in our Legacy Company network as well as from prior acquisitions of The Green Solution and Project Cannabis and The Healing Center. Our existing wholesale and retail network contributed to a gross profit decrease of $22,023 and the expansion of new wholesale and retail facilities contributed to a gross profit growth of $8,808 as compared to the prior period. The full year impact of acquisitions of Cannascend, Green Leaf Medical, and Medicine Man contributed to an additional $20,411 of gross profit during the twelve months ended December 31, 2022, as compared to the prior period.

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

Non-GAAP Measures

We use certain non-GAAP measures, referenced in this MD&A. These measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation from nor as a substitute for our financial information reported under GAAP. We use non-GAAP measures such as EBITDA, Adjusted EBITDA and Adjusted EBITDA margin which may be calculated differently by other companies. These non-GAAP measures and metrics are used to provide investors with supplemental measures of our operating performance and liquidity and thus highlight trends in our business that may not otherwise be apparent when relying solely on GAAP measures. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. We also recognize that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of companies within our industry. Finally, we use non-GAAP measures and metrics in order to facilitate evaluation of operating performance comparisons from period to period, to prepare annual operating budgets and forecasts and to determine components of executive compensation.

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net loss	$(174,287)	$(421,481)	$(146,853)
Income tax	5,389	(11,213)	139
Depreciation and amortization	62,729	84,788	53,002
Interest expense, net and debt amortization	54,865	52,542	30,014
EBITDA (Non-GAAP measure)	$(51,304)	$(295,364)	$(63,698)
Adjustments:
Share-based compensation	5,465	27,930	25,018
Goodwill impairment	19,274	170,642	72,328
Intangible impairment	46,248	169,479	—
Impairment on fixed assets	20,095	—	—
Fair-value mark-up for acquired inventory	—	204	7,663
Adjustments for acquisition and other non-core costs*	16,371	34,969	9,954
Fair-value changes on derivative liabilities	(116)	(6,560)	(13,286)
Loss on conversion of Convertible notes	—	—	1,580
Loss on Restructuring	6,088	3,089	—
Impairment on disposal group	4,249	—	2,000
Gain on remeasurement of contingent consideration	—	(37,362)	—
Acquisition and settlement of pre-existing relationships	—	—	75,655
Loss on deconsolidation	3,275	—	—
Earnout liability accrual	—	349	(59,362)
Adjusted EBITDA (Non-GAAP measure)	$69,645	$67,376	$57,852
Revenue	$511,327	$511,578	$460,080
Adjusted EBITDA (Non-GAAP measure)	69,645	67,376	57,852
Adjusted EBITDA margin (Non-GAAP measure)	13.6%	13.2%	12.6%
Revenue	$511,327	$511,578	$460,080
Gross profit	179,968	201,211	194,015
Gross margin	35.2%	39.3%	42.2%

* Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.

Adjusted EBITDA

The increase in Adjusted EBITDA for the year ended December 31, 2023, as compared to the prior year period, was primarily driven by improved leverage of revenues across selling, general and administrative expenses such as facility costs, salary and benefits costs.

The increase in Adjusted EBITDA for the year ended December 31, 2022, as compared to the prior year period, was primarily driven by improved gross profit and improved leverage of revenues across selling, general and administrative expenses such as facility costs, salary and benefits costs.

The increase in Adjusted EBITDA for the year ended December 31, 2021, as compared to the prior year, was primarily driven by improved gross margins offset by increases in facility costs, salary and benefits costs.

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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due. As we continue to seek growth through expansion or acquisition, our cash flows requirements and obligations could materially change. As of December 31, 2023, we did not have any significant external capital requirements.

Recent Financing Transactions

February 2022 Private Placement

On February 3, 2022, the Cannabist Company closed a private placement of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% Term Debt, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

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

September 2023 Offering

On September 18, 2023, the Company entered into subscription agreements with the September 2023 Investors for the purchase and sale of 22,244,210 September 2023 Units at a price of C$1.52 per September 2023 Unit pursuant to a private placement, for aggregate gross proceeds of approximately C$33.8 million or approximately $25 million. Each September 2023 Unit consists of one Common Share (or Common Share equivalent) and one half of one September 2023 Warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche. The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 September 2023 Pre-Funded Warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share. The September 2023 Offering closed on September 21, 2023.

The Company used the proceeds from the September 2023 Offering to reduce its outstanding indebtedness.

The September 2023 Investors had the option to purchase $25 million in additional September 2023 Units at a price equal to the Issue Price, upon written notice to the Company at any time up to November 2, 2023, which was not exercised. In connection with the September 2023 Offering, the Company and the September 2023 Investors entered into a customary registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 on October 17, 2023 to register the resale of the Common Shares underlying the September 2023 Units. The September 2023 Units were subject to limited lock-up requirements.

2024

January 2024 Debt Exchange

On January 22, 2024, the Company entered into the Exchange Agreement with certain Holders of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to the Repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares.

Pursuant to the terms of the Exchange Agreement, the Holders shall:

•
by January 31, 2024, transfer $5 million principal amount of Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;
•
provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

•
provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2024, transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024.

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through March 11, 2024, $10 million of the potential $25 million exchange has been completed.

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,006 as of December 31, 2023. In connection with this Mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to Wall Street prime rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,623 as of December 31, 2023. In connection with this Mortgage, the Company incurred financing costs of $209.

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•
The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,937 as of December 31, 2023. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.

•
The second agreement provides for $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $1,710 as of December 31, 2023. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

Cash Flows

Net cash provided in operating, investing and financing activities for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net cash provided by / (used) in operating activities	$7,471	$(111,401)	$(523)
Net cash (used) in investing activities	(3,499)	(75,327)	(191,350)
Net cash (used in) / provided by financing activities	(14,124)	153,684	202,437
Net (decrease) / increase in cash and cash equivalents	$(10,152)	$(33,044)	$10,564

Operating Activities

During the year ended December 31, 2023, operating activities provided $7,471 of cash, primarily resulting from net changes in operating assets and liabilities of $24,991, depreciation and amortization of $62,729, intangible impairment charges of $46,248, impairment on fixed assets of $20,095, goodwill impairment charges of $19,274, debt amortization cost of $9,352, provision for obsolete inventory and other assets of $8,143, loss on disposal group of $6,122, equity-based compensation of $5,465, and other assets of $5,433. This was partially offset by a net loss of $174,287 and deferred taxes of $25,978.

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

Investing Activities

During the year ended December 31, 2023, investing activities used $3,499 of cash, consisting of purchases of property and equipment of $9,966; partially offset by proceeds from sale of property of $6,229, and cash received on deposits of $238.

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

Financing Activities

During the year ended December 31, 2023, financing activities used $14,124 of cash, consisting of repayment of debt of $30,692, payment of lease liabilities of $6,515, costs of issuance of common shares of $1,128, purchase of non-controlling interest of $960, repayment of acquisition related real estate notes and note payable of $5,109, and repayment of seller's note of $1,500. This was partially offset by issuance of common shares of $25,000 and proceeds from mortgage note of $8,050.

During the year ended December 31, 2022, financing activities provided $153,684 of cash, consisting of $153,250 in net proceeds received from issuance of debt, and proceeds from issue of mortgage note of $16,500 partially offset by debt repayment of $7,699, sellers note repayment of $1,875, and lease liability payments of $5,815.

During the year ended December 31, 2021, financing activities provided $202,437 of cash, consisting of $133,195 and $90,655 in net proceeds received from issuance of common shares and debt, respectively, partially offset by debt repayment of $9,950 and lease liability payments of $9,664.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$387,761	$33,758	$32,694	$30,118	$29,684	$27,510	$233,997
Sale-Leaseback commitments	221,298	10,081	10,407	10,743	11,090	11,449	167,528
2026 Notes	185,000	—	—	185,000	—	—	—
Term debt (principal)	13,228	13,228	—	—	—	—	—
Interest on term debt	44,800	18,436	17,576	8,788	—	—	—
Convertible debt (principal)	74,500	—	74,500	—	—	—	—
Interest on convertible debt	6,705	4,470	2,235	—	—	—	—
Mortgage notes (principal)	43,500	574	653	16,459	18,100	7,714	—
Mortgage notes (interest)	16,578	4,726	4,646	4,571	2,005	630
Closing promissory note (principal)	1,500	1,500	—	—	—	—	—
Closing promissory note (interest)	75	75	—	—
Total contractual obligations	$994,945	$86,848	$142,711	$255,679	$60,879	$47,303	$401,525

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

Recently adopted accounting pronouncements

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This update is effective upon issuance and generally can be applied through December 31, 2024. The Company is evaluating the impact of this update on its consolidated financial statements.

Accounting pronouncements not yet adopted

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB amended ASC 842 to provide a practical expedient that allows private companies and certain not-for-profits to use the written terms and conditions of a common control arrangement to determine whether a lease exists and to classify and account for the lease. The amendments also require all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is evaluating the impact of this update on its consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718). This ASU amends various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. This ASU does not provide any new guidance; as such, there is not a transition date or effective date associated with it. The Company is evaluating the impact of this update on its consolidated financial statements.

In August 2023, the FASB issued 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60); Recognition and Initial Measurement. This ASU contains guidance requiring certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. This guidance is effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. Joint Ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company is evaluating the impact of this update on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB codification. This applies to all entities within the scope of the amended subtopics.

Codification subtopics include:

-ASC 230-10 “Statement of Cash Flows”
-ASC 250-10 “Accounting Changes and Error Corrections”
-ASC 260-10 “Earnings Per Share”
-ASC 270-10 “Interim Reporting”
-ASC 440-10 “Commitments”
-ASC 470-10 “Debt”
-ASC 505-10 “Equity”
-ASC 815-10 “Derivatives and Hedging”
-ASC 860-30 “Transfers and Servicing: cured Borrowing and Collateral”
-ASC 932-235 “Extractive Activities-Oil and Gas: Notes to Financial Statements”
-ASC 946-20 “ Financial Services-Investment Companies: Investment Company Activities”
-ASC 974-10 “ Real Estate Investment Trusts”

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the impact of this update on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires public entities to provide disclosures of significant segment expenses and other segment items. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This guidance is applied retrospectively to all periods presented, unless it is impractical. This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. For all other entities, this ASU is effective for fiscal years after December 15, 2024 and for interim periods beginning after December 15, 2026. Early adoption would be permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

Critical Accounting Estimates

We make judgements, estimates and assumptions about the future that affect reporting of assets and liabilities, and revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

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

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, we may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. We perform an annual assessment of our goodwill during the fourth quarter, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required, if otherwise, we compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. We monitor the indicators for goodwill impairment testing between annual tests.

Recoverability of Long-lived Assets

We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We recognized impairment loss of $20,095 for long-lived assets for the year ended December 31, 2023. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Deferred Tax Asset

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

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, derivative liability, debt and lease liabilities. The fair values of cash, accounts receivables, accounts payable and accrued expenses and other current liabilities, short-term debt and lease liabilities approximate their carrying values due to the relatively short-term to maturity or because of the market rate of interest used on initial recognition. The Cannabist Company classifies its derivative liability as fair value through profit and loss (FVTPL).

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

Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2023. In its evaluation effective as of December 31, 2021 management concluded that disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. This item was remediated during 2022 as discussed below.

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
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Based upon their evaluation of the Company’s controls over financial reporting, as of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our controls over financial reporting as of the end of the period ended December 31, 2023, as required by paragraph (c) of § 240.13a-15 or 240.15d-15 of this chapter. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our controls over financial reporting were effective as of December 31, 2023.

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
Changes in Internal Control Over Financial Reporting.

Management is continuously working to assess and enhance the control environment and internal controls. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

David Hart Employment Agreement

As previously disclosed, on January 15, 2024, David Hart was promoted to the role of Chief Executive Officer of the Company. In connection with his promotion, Mr. Hart entered into an amended and restated employment agreement with the Company on March 11, 2024 (the “Hart A&R Employment Agreement”). Pursuant to the Hart A&R Employment Agreement, Mr. Hart will receive an annual base salary of $500,000, an annual discretionary bonus with a target percentage of 85% of Mr. Hart’s base salary and a target annual equity grant of $2,300,000. Mr. Hart will also be entitled to participate in the Company’s benefit plans and receive paid vacation.

For information regarding the termination and change of control benefits payable to Mr. Hart pursuant to the Hart A&R Employment Agreement, see Item 11 – “Executive Compensation – Termination and Change of Control Benefits.”

The foregoing description of the Hart A&R Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Hart A&R Employment Agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Jesse Channon Employment Agreement

As previously disclosed, on January 15, 2024, Jesse Channon was promoted to the role of President of the Company. In connection with his promotion, Mr. Channon entered into an amended and restated employment agreement with the Company on March 11, 2024 (the “Channon A&R Employment Agreement”). Pursuant to the Channon A&R Employment Agreement, Mr. Channon will receive an annual base salary of $410,000, an annual discretionary bonus with a target percentage of 85% of Mr. Channon’s base salary and a target annual equity grant of $1,300,000. Mr. Channon will also be entitled to participate in the Company’s benefit plans and receive paid vacation.

For information regarding the termination and change of control benefits payable to Mr. Channon pursuant to the Channon A&R Employment Agreement, see Item 11 – “Executive Compensation – Termination and Change of Control Benefits.”

The foregoing description of the Channon A&R Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Channon A&R Employment Agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Nicholas Vita Release Agreement

As previously disclosed, on January 15, 2024, Nicholas Vita retired as Chief Executive Officer. In connection therewith, and pursuant to Mr. Vita’s employment agreement, the Company entered into a separation and release of claims agreement with Mr. Vita on March 13, 2024 (the “Vita Release Agreement”). The Vita Release Agreement provides that Mr. Vita will be entitled to cash severance payment in an amount equal to twenty-four (24) months of Mr. Vita’s base salary and target bonus as of January 15, 2024, less all applicable withholdings and deductions, paid over a twenty-four month period. The Vita Release Agreement further provides that Mr. Vita will continue to be subject to the restrictive covenants set forth in his employment agreement and that Mr. Vita releases all claims relating to his employment with the Company.

The foregoing description of the Vita Release Agreement does not purport to be complete and is qualified in its entirety by reference to the Vita Release Agreement, which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of March 11, 2024 and their respective positions.

Name	Age	Position
Michael Abbott	59	Chairman and Director
Nicholas Vita	51	Director
Frank Savage	85	Director
James A.C. Kennedy	70	Director
Jonathan P. May	57	Director
Jeff Clarke	62	Director
Alison Worthington	59	Director
Julie Hill	77	Director
Dr. Rosemary Mazanet	68	Director
David Hart	47	Chief Executive Officer
Derek Watson	53	Chief Financial Officer
Jesse Channon	39	President
Bryan Olson	50	Chief People and Administrative Officer
David Sirolly	49	Chief Legal Officer and General Counsel

Director and Executive Officer Biographies

Michael Abbott, Chairman and Director

Michael Abbott co-founded Cannabist Company in 2012 and served as Executive Director and Chairman until 2023 when he became non-Executive Director and Chairman. Mr. Abbott joined Swiss Bank Corporation in 1990 as an Associate in Equity Capital Markets and was transferred to the Bank’s Chicago branch in 1993 to work with SBC O’Connor. In 1996, Mr. Abbott joined Goldman Sachs as a Vice President in the Convertible Trading and Sales Department and later led its Structured Product Trading and Origination Group. Mr. Abbott co-founded the foreign exchange trading hedge fund, Elysium Capital, in 2002. In 2006, he became Chief Executive Officer and head of the investment committee of Robeco Sage, a multibillion-dollar fund of hedge funds. He was also appointed Chief Investment Officer of the Cornell University endowment in 2010. In 2012, he became a Managing Director at the Raptor Group, a single family office based out of Boston and New York City. Mr. Abbott started his professional career in 1983 as a London police officer. Mr. Abbott has served as a director of Target Global Acquisition I Corp. (Nasdaq: TGAAU), a special purpose acquisition company, since 2021. Mr. Abbott matriculated at King’s College London’s School of Law, graduating in 1990 with a Bachelor of Laws degree. He serves on the Advisory Counsel of King’s College London Business School and was conferred a Fellowship of King’s College, London in December 2020.

Nicholas Vita, Director

Nicholas Vita co-founded The Cannabist Company in 2012 and served as Chief Executive Officer until January 2024, in addition to serving as a Director. Mr. Vita has over 25 years of experience serving in corporate leadership roles, investing capital, structuring and funding public/private partnerships and providing strategic advisory services to Fortune 500 companies throughout the U.S., Europe, Asia and Latin America. Prior to The Cannabist Company, Mr. Vita was a Partner and service as the Chairman of the Investment Committee at Apelles Investment Management, LLC, a private investment management company focused on the healthcare and privatized military infrastructure sectors. Before Appeles, Mr. Vita was a General Partner, member of the Investment Committee and the Portfolio Manager for the Healthcare Sector at ARX Investment Management. Previously, he worked in the Investment Banking Division at Goldman Sachs & Co. Inc. as an Analyst, Associate and Vice President in the Healthcare Department where he focused on mergers, raid defense and corporate finance. He is a graduate of Columbia College, Columbia University.

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

James A.C. Kennedy, Director

In December 2015, James A.C. Kennedy resigned from his role as President and Chief Executive Officer of T. Rowe Price Group, a global investment management organization, serving institutions and individuals around the world and retired from T. Rowe Price in March 2016. Mr. Kennedy spent 38 years with T. Rowe Price, including nine years as CEO, during which time the firm’s assets more than doubled to $763 billion. Previously Mr. Kennedy served as an investment analyst, as Director of Research, and as Head of Equities at the firm. Mr. Kennedy also served on the Board of T. Rowe Price for 20 years. Prior to earning his MBA at Stanford University, Mr. Kennedy participated in the Financial Management training program at General Electric. Mr. Kennedy currently serves on the board of United Airlines Holdings, Inc.

Jonathan P. May, Lead Director

Jonathan May is currently Co-Founder and Managing Director of Floresta Ventures, LLC. Floresta invests, owns and operates restaurant and retail concepts. He is also a co-founder and managing director of Floresta Partners, LLC, a consulting firm focusing on growing multi-unit restaurant and retail concepts. Prior to forming Floresta, Mr. May was Executive Director of Natural Capital Partners Holdings LLC. NCPH works with corporations to measure their environmental impact and deliver solutions for positive impact on carbon, renewable energy, water, biodiversity and communities. Previously Mr. May was a founder and Managing Director of Catalytic Capital LLC, a private equity firm focused on growing retail and consumer branded companies. Before co-founding Catalytic Capital, Mr. May was Senior Vice President of Corporate Development for Triarc Companies, Inc. where he was responsible for merger identification and execution, corporate finance, and strategic planning. Mr. May also served as Chief Executive Officer of Arby’s, Inc., where he managed the growth of 3,400 restaurants comprising $2.5 billion of global system-wide sales. Mr. May held a variety of strategic and operating roles at Arby’s before becoming CEO. Mr. May was the Lead Independent Director of INDUS Realty Trust, Inc., a publicly traded real estate company until it was sold in 2023. He is also a Director of Bridgewater Chocolate, LLC, a private chocolate manufacturer and retailer. Mr. May formerly was a board member of Sneaker Villa and Marketwatch.com.

Jeff Clarke, Director

Mr. Clarke previously served as the interim chief executive officer of Doxim, Inc., a private company. Prior to this Mr. Clarke served as executive chairman and interim chief executive officer of FTD, LLC, a private company. Prior to this Mr. Clarke served as chief executive officer of Eastman Kodak Company (NYSE:KODK). Mr. Clarke has held numerous roles within the technology industry, including chief executive officer, chairman and executive chair positions at Travelport Limited, a private company. He has also served as chief operating officer of CA Software, executive vice president of Hewlett-Packard Company and chief financial officer of Compaq Computer. Mr. Clarke is a board member of Mondee, Inc, (NASDAQ:MOND), Co-Pilot IQ, a private company and Ellipsis Health, a private company. Mr. Clarke is a former director of the following publicly traded firms Autodesk, Compuware, Emerge Technology Acquisition Company, Red Hat and UTStarcom. He earned his MBA from Northeastern University and now serves as a Northeastern University Trustee.

Alison Worthington, Director

Alison Worthington is an innovative marketing leader with nearly three decades of experience transforming brands, product portfolios and P&Ls to deliver growth and ROI. Ms. Worthington held multiple senior level operating roles for The Coca-Cola Company, Starbucks and Microsoft as well as serving as the global Chief Marketing Officer for Method Home Products and a senior consultant at L.E.K. Consulting. She currently is Senior Vice President at Lyra Health, which helps leading companies improve access to effective, high-quality mental health care for their employees and their families. Ms. Worthington previously led a marketing consulting practice, where she was engaged as an interim Chief Marketing Officer and on demand advisor to high growth tech, consumer, life science, retail and e-commerce companies looking to reposition and scale their brands and products with new customer experiences and channels. She leveraged her background in building experiential lifestyle brands through compelling communication, disruptive product innovation, digital transformation and omnichannel marketing to put businesses on a path of purposeful growth and competitive differentiation. She was fortunate to work with great companies like GoPro, Ancestry, Bragg Live Foods and multiple startups. Ms. Worthington earned an MBA from the Harvard Graduate School of Business Administration and an AB in Economics from Smith College.

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

Dr. Rosemary Mazanet, Director

Rosemary Mazanet began advising the Company in 2013 and then joined its Scientific Advisory Board as its Chair in 2015 before becoming the Company’s Chief Scientific Officer in 2017. In September 2023, Dr. Mazanet transitioned from Chief Scientific Officer to a director of the Company. Since 2013, she has played an integral role of developing groundbreaking form factors specifically for palliative care, such as pressed tablets. She also oversaw the creation of the seminal cannabis observational database that has provided analysis used in peer-reviewed journals, such as JAMA and the Journal of Palliative Medicine and by many of the nation’s leading academic and medical institutions such as National Institutes of Health, Columbia University, New York University, Mount Sinai, University of Southern California, and RAND Corporation. Dr. Mazanet began her career in Internal Medicine and Oncology at the Brigham and Women’s Hospital and the Dana Farber Cancer Institute before starting at Amgen in the early 1990s as the head of Clinical Research. Following her time at Amgen, she moved into public equity in 1998 when she joined Oracle Partners LLC in New York as a General Partner. Since that time, she has been a presence in public and private equity biotech and specialty pharma investments. In addition to the Company’s Board of Directors, Dr. Mazanet is also an Emeritus Trustee at the University of Pennsylvania School of Medicine and the Co-Chair of the Leonard Davis Institute Executive Advisory Board at The Wharton School of the University of Pennsylvania. Dr. Mazanet graduated magna cum laude from the University of Virginia and completed her graduate work at the University of Pennsylvania Medical School and Harvard Medical School.

David Hart, Chief Executive Officer

David Hart joined The Cannabist Company in 2016 and became Chief Operating Officer in 2018 and Chief Executive Officer in 2024. Prior to joining The Cannabist Company, David served as Chief Operating Officer of Abyrx, a venture capital-backed medical device company that developed, manufactured and commercialized a portfolio of intraoperative cross specialty hemostats. Prior to his time at Abyrx, David was Chief Financial Officer and Chief Investment Officer at Alpine Capital, a family investment office for the Ranawat Orthopedic Group at the Hospital for Special Surgery, where he was responsible for capital allocations, direct private investments and all healthcare investments. David was formerly Partner and Head of Healthcare Equity Investments at Apelles Investment Management. David started his career in the financial services industry in the Mergers and Acquisitions groups at Thomas Weisel Partners and Duff & Phelps. David has an MBA from Columbia University and is a graduate of Duke University, where he was a member of the Men’s Varsity Golf Team.

Derek Watson, Chief Financial Officer

Derek Watson joined The Cannabist Company in January 2022 as Chief Financial Officer. Prior to joining the Company, Derek served as the Chief Financial and Commercial Officer at Tastes on the Fly, a private equity-backed national consumer retail company based in California, from September 2018 to January 2022. He has also held Chief Financial Officer roles at two other consumer companies, Starr Restaurants, from April 2016 to March 2018, and Samba Brands, and as Chief Financial Officer and Vice President of Strategic Initiatives at Schindler Elevator, the U.S. subsidiary of Schindler Holding AG (SCHN.SW). Derek began his career at KPMG where he spent 20 years providing audit and consulting services, including as a Partner and Practice Leader, and served private and Fortune 500 companies across a variety of industries while based in London, Prague, New York, and Philadelphia. He has experience in a range of leadership roles covering strategy, investor relations, information technology, tax, treasury, accounting, FP&A, operational improvement, and risk management. Derek is a Fellow at the Culinary Institute of America, a Board Member with the Queen Elizabeth Memorial Garden in New York and has served as a Board Advisor to a number of entrepreneurial start-ups.

Derek is a Chartered Accountant with the ICAEW, holds an undergraduate degree in Finance & Accounting from Kingston University, London and an MBA from Columbia University.

Jesse Channon, President

Jesse Channon joined The Cannabist Company in December 2019 as Chief Growth Officer, became Chief Commercial Officer in 2023 and President in 2024. Mr. Channon is an accomplished leader with over a decade of experience in digital marketing, consumer targeting, grassroots campaigns and social media, having advised and worked with some of the largest brands and agencies in the world, including Microsoft, AT&T, Honda, Starbucks, NBC, Red Bull and more. A member of the founding team at PageLever, a Y Combinator-backed company, Mr. Channon oversaw all revenue and partnerships, working with companies such as YouTube, Intel and Toyota to build one of the first real-time applications on Facebook’s API and earning certification in the first wave of Preferred Marketing Developers. In 2013, PageLever sold to Unified, a New York City-based Ad Tech company, where Mr. Channon spent six years on the senior management team. After Unified, Mr. Channon served as chief revenue officer for Social Native, a custom content marketplace. He serves on the Entrepreneurship Advisory Board for the Harbert School of Business at Auburn University, the Marketing Board for UJA in New York City and mentors first-time founders of early stage start-ups.

Bryan Olson, Chief People & Administrative Officer

Bryan Olson joined The Cannabist Company as Chief Human Capital Officer in 2017. Prior to joining Cannabist Company, Mr. Olson was the Chief Human Resource Officer for global law firm K&L Gates and previously held senior HR executive positions at Aetna and United Technologies Corporation. Mr. Olson is a former practicing employee benefits and executive compensation attorney at Skadden Arps and started his career at Fidelity Investments.

David Sirolly, Chief Legal Officer and General Counsel

David Sirolly joined The Cannabist Company in 2021 as Chief Legal Officer and General Counsel. Prior to joining Cannabist Company, Mr. Sirolly served as General Counsel, Corporate and Chief Compliance Officer of Integra LifeSciences Corporation, a publicly-traded global medical technology company, since 2010. Over his 11-year career at Integra, he held a variety of legal and compliance leadership roles which included accountability for corporate governance, securities laws, finance initiatives, healthcare compliance, employment law, litigation as well as legal support for a commercial division and information technology. Prior to Integra, Mr. Sirolly was Assistant General Counsel of ValueClick, Inc. (now Conversant, Inc.), a publicly-traded digital media company. David began his legal career at the international law firm of Hogan & Hartson LLP (now Hogan Lovells) based in Washington DC. At Hogan, he focused on supporting medical device and pharmaceutical manufacturers on complex legal and regulatory matters. Mr. Sirolly also spent several years at a leading regional law firm in Pennsylvania working on civil and administrative litigation. Mr. Sirolly has a JD from the University of Virginia School of Law and a degree in economics from Duke University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Shares to file initial reports of ownership and changes in ownership of the Company’s Common Shares with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2023, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock of the Company, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2023, except that due to an administrative error, (i) Jesse Channon had one late Form 4 filing (constituting one late transaction), and (ii) Nicholas Vita had seven late Form 4 filings (constituting 12 late transactions).

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and directors. Our Code of Ethics is available on our website at https://investors.cannabistcompany.com/corporate-governance/governance-overview.

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

					Non-equity Incentive Plan Compensation ($)		Long- term Incentive Plans
Name and Principal Position	Year	Salary (5) ($)	Share-Based Awards(6)(7)(8) ($)	Option- Based Awards ($)	Annual Incentive Plans	Long- term Incentive Plans	All Other Compensation(6)(9) ($)	Total Compensation ($)
Nicholas Vita	2023	$500,000	$—	$—	$—	$—	$20,000	$520,000
Director and Former CEO (1)	2022	$500,000	$4,300,002	$—	$160,000	$—	$39,780	$4,999,782
David Hart	2023	$375,000	$1,145,455	$—	$175,000	$—	$12,200	$1,707,655
CEO (2)	2022	$348,247	$3,250,005	$—	$122,000	$—	$11,660	$3,731,912
Jesse Channon
President (3)	2023	$347,917	$763,636		$162,500	$—	$—	$1,274,053
Michael Abbott	2023	$85,000	$—	$—	$—	$—	$2,040,000	$2,125,000
Director and Former Executive Chairman (4)	2022	$425,000	$2,170,002	$—	$100,000	$—	$40,000	$2,735,002

Notes:

(1)
Mr. Vita retired from his position as Chief Executive Officer of the Company effective January 15, 2024 and continues to serve as a member of the Board of Directors.
(2)
Mr. Hart was promoted to Chief Executive Officer of the Company effective January 15, 2024.
(3)
Mr. Channon was promoted to President of the Company effective January 15, 2024.
(4)
Mr. Abbott transitioned to the role of Non-Executive Chairman of the Board, effective March 15, 2023.
(5)
Includes deferred salary payment of $25,000 and $22,917 made to Mr. Hart and Mr. Channon, respectively, in March 2024 given the delay in their originally planned salary increases, which were originally going to made effective on August 1, 2023, but were later delayed to January 1, 2024 (for Mr. Hart reflects base salary increase from $350,000 to $410,000 and for Mr. Channon reflects base salary increase from $325,000 to $380,000).
(6)
2023 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.743230 USD; 2022 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.799616 USD.
(7)
For 2023, reflects annual share-based awards, specifically 2,727,273 RSUs granted to Mr. Hart, and 1,818,182 RSUs granted to Mr. Channon; Mr. Vita, in his capacity as CEO and Director, voluntarily forewent his 2023 equity grant (which was annually targeted at a value of $3,300,000 USD) to reallocate those shares in support of the management team, to adequately compensate them and to provide additional long term incentive alignment of the Company’s leadership with shareholders.
(8)
For 2022, reflects (i) annual share-based awards, specifically 928,572 RSUs and 500,000 PSUs granted to Mr. Vita, 468,605 RSUs and 252,326 PSUs granted to Mr. Abbott, and 323,921 RSUs and 174,419 PSUs granted to Mr. Hart, and (ii) retention awards of 581,396 RSUs granted to Mr. Hart.
(9)
For 2023, reflects (i) tax planning reimbursements of $20,000 for Mr. Vita, (ii) Company 401(k) contribution of $12,200 for Mr. Hart and (iii) cash severance of $2,040,000 to Mr. Abbott, which will be payable $56,666.67 per month for 36 months, pursuant to the terms of the Abbott Transition Agreement (see "Termination and Change of Control Benefits" section for all compensation related terms in connection with Mr. Abbott's transition to Non-Executive Chairman of the Company).

Outstanding Equity Awards Table

The following table sets forth information concerning the option-based and share-based awards granted to the Company’s NEOs that were outstanding as of December 31, 2023.

	Share-based Awards
Name and Principal Position	Number of Shares or Units of Shares That Have Not Vested(5)(6) (#)	Market or Payout Value of Share-Based Awards That Have Not Vested(5)(6)(7) ($)
Nicholas Vita Director and Former CEO(1)	$1,269,192	556,184
David Hart CEO(2)	$3,819,842	1,673,927
Jesse Channon President(3)	$2,726,058	1,194,610
Michael Abbott Director and Former Executive Chairman(4)	$1,741,382	763,107

Notes:

(1)
Mr. Vita retired from his position as Chief Executive Officer of the Company effective January 15, 2024 and continues to serve as a member of the Board of Directors.
(2)
Mr. Hart was promoted to Chief Executive Officer of the Company effective January 15, 2024.
(3)
Mr. Channon was promoted to President of the Company effective January 15, 2024.
(4)
Mr. Abbott transitioned to the role of Non-Executive Chairman of the Board, effective March 15, 2023.
(5)
Excludes the one-time performance-vested RSUs that were voluntarily forfeited by select senior executives of the Company, including Mr. Vita (1,741,382 RSUs) and Mr. Hart (435,346 RSUs), which were granted to them and approved by the Company’s shareholders in April 2019 in connection with the qualifying transaction between the Company, under the name “Canaccord Genuity Growth Corp.” and Columbia Care LLC.
(6)
For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.
(7)
Market value of unvested share-based awards and vested but undistributed share-based awards calculated based on the closing share price on December 29, 2023 (converted to USD based on an exchange rate of 1 CAD: 0.755550 USD).

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

Termination and Change of Control Benefits

Other than as described herein, the Company does not have any contract, agreement, plan or arrangement that provides for payments to a NEO at, following, or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of the Company or a change in a NEO’s responsibilities. Note that the dollar value of potential accelerated equity in connection with a qualifying termination or change of control reflects an exchange rate of 1 CAD: 0.755550 USD.

Nicholas Vita

On April 26, 2019, the Company entered into an employment agreement with Mr. Vita (the “Vita Agreement”). In the event of termination without cause of Mr. Vita’s employment or if Mr. Vita resigns for good reason in connection with a change of control, Mr. Vita shall receive (i) an amount equal to thirty-six (36) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 36-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for thirty-six (36) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The change of control payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Vita’s RSUs and PSUs, will vest in full ; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Vita upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $3,462,941, with Mr. Vita’s health insurance coverage continuing for thirty-six (36) months from the termination date. In the event of a change in control without a qualifying termination, Mr. Vita’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Vita in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $305,188.

In the event that the Company terminates Mr. Vita’s employment without cause or Mr. Vita resigns for good reason (other than due to a change of control), Mr. Vita shall receive (i) an amount equal to twenty-four (24) months of the sum of Mr. Vita’s then base salary and target bonus paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; (ii) the Company shall pay its share of Mr. Vita’s health insurance premiums to continue Mr. Vita’s health insurance coverage for twenty-four (24) months beyond the termination date; and (iii) Mr. Vita shall receive outplacement services for a period of one (1) year following the termination date. The payments and benefits that would be made to Mr. Vita are conditioned on and subject to Mr. Vita signing and not rescinding the Vita Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause or a termination for good reason, Mr. Vita’s outstanding RSUs/PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Vita in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,937,838, with Mr. Vita’s health insurance coverage continuing for twenty-four (24) months from the termination date.

On January 15, 2024, Mr. Vita retired as Chief Executive Officer. In connection therewith (and as referenced in Item 9B), the Company entered into a separation and release of claims agreement with Mr. Vita on March 13, 2024.

Michael Abbott

On April 26, 2019, the Company entered into an employment agreement with Mr. Abbott (the “Abbott Employment Agreement”), which provided for certain payments to Mr. Abbott upon termination or change of control. On March 15, 2023, in connection with Mr. Abbott’s transition from Executive Chairman to Chairman of the Company, the Abbott Employment Agreement was terminated, and the Company and Mr. Abbott entered into a transition and release of claims agreement (the “Abbott Transition Agreement”). The Abbott Transition Agreement provides for vesting of Mr. Abbott’s outstanding equity awards, valued at $935,603 at time of transition (except for the performance-vested portion of the RSU that was granted to him on April 29, 2019 (“Post-Closing RSU Grant”) which will be forfeited on April 29, 2024 if the pre-determined performance criteria is not achieved), severance payments of $56,666.67 per month for 36 months and a discretionary bonus of $100,000.

David Hart

On April 26, 2019, the Company entered into an employment agreement with Mr. Hart, as amended on January 1, 2022 (the “Hart Agreement”). The Hart Agreement may be terminated at any time by Mr. Hart or the Company. In the event of termination without cause of Mr. Hart’s employment in connection with a change of control, Mr. Hart shall receive (i) an amount equal to twenty-four (24) months of Mr. Hart’s then base salary, plus target bonus, paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for twenty-four (24) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Hart’s outstanding RSUs and PSUs will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Hart upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $2,761,649, with Mr. Hart’s health insurance coverage continuing for twenty-four (24) months from the termination date. . In the event of a change in control without a qualifying termination, Mr. Hart’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Hart in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,556,383.

In the event that the Company terminates Mr. Hart’s employment without cause (other than due to a change of control), Mr. Hart shall receive (i) an amount equal to eighteen (18) months of Mr. Hart’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for eighteen (18) months beyond the termination date. The severance payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Hart’s outstanding RSUs and PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Hart in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $815,791, with Mr. Hart’s health insurance coverage continuing for eighteen (18) months from the termination date.

On January 15, 2024, Mr. Hart was promoted to the role of Chief Executive Officer of the Company. In connection with his promotion, Mr. Hart entered into a new employment agreement with the Company on March 11, 2024, which allows Mr. Hart to receive the termination-related benefits described above upon a termination for good reason in addition to a termination without cause.

Jesse Channon

On November 26, 2019, the Company entered into an employment agreement with Mr. Channon, as amended on January 1, 2022 (the “Channon Agreement”). The Channon Agreement may be terminated at any time by Mr. Channon or the Company. In the event of termination without cause of Mr. Channon’s employment in connection with a change of control, Mr. Channon shall receive (i) an amount equal to eighteen (18) months of Mr. Channon’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Channon’s health insurance premiums to continue Mr. Channon’s health insurance coverage for eighteen (18) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Channon are conditioned on and subject to Mr. Channon signing and not rescinding the Channon Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Channon’s outstanding RSUs and PSUs will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Channon upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,954,239, with Mr. Channon’s health insurance coverage continuing for eighteen (18) months from the termination date. In the event of a change in control without a qualifying termination, Mr. Channon’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Channon in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,049,721.

In the event that the Company terminates Mr. Channon’s employment without cause (other than due to a change of control), Mr. Channon shall receive (i) an amount equal to twelve (12) months of Mr. Channon’s then base salary, plus target bonus, paid over such 12-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Channon’s health insurance premiums to continue Mr. Channon’s health insurance coverage for twelve (12) months beyond the termination date. The severance payments and benefits that would be made to Mr. Channon are conditioned on and subject to Mr. Channon signing and not rescinding the Channon Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Channon’s outstanding RSUs and PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Channon in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $506,419, with Mr. Channon’s health insurance coverage continuing for twelve (12) months from the termination date.

On January 15, 2024, Mr. Channon was promoted to the role of President of the Company. In connection with his promotion, Mr. Channon entered into a new employment agreement with the Company on March 11, 2024, which, in the event of termination of his employment without cause (other than due to change of control) provides for eighteen (18) months of termination-related benefits instead of the twelve (12) months of benefits described above.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash(1) ($)	Share- Based Awards(2)(3)(4) ($)	Option- Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Jeff Clarke	$59,500	$114,364	$—	$—	$—	$173,864
Julie Hill	$44,475	$114,364	$—	$—	$—	$158,839
James A.C. Kennedy	$59,500	$114,364	$—	$—	$—	$173,864
Jonathan P. May	$72,000	$114,364	$—	$—	$—	$186,364
Frank Savage	$54,125	$114,364	$—	$—	$—	$168,489
Alison Worthington	$38,500	$114,364	$—	$—	$—	$152,864

Notes:

(1)
Reflects annual cash retainer for Board service and, as applicable, additional cash retainer for Lead Director and additional cash retainer for Committee chairs and members.
(2)
Mr. Abbott and Ms. Mazanet did not receive any compensation for their roles as non-employee directors in the fiscal year ending December 31, 2023.
(3)
Share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.725461 USD.
(4)
Reflects annual RSU awards, specifically 309,091 RSUs granted to each of Messrs. Clarke, Hill, Kennedy, May, Savage, and Worthington.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2023, Frank Savage, James A.C. Kennedy, Alison Worthington and Jonathan P. May served as members of the Compensation Committee.

None of the Company’s executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company or on the Compensation Committee, during fiscal 2023. None of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the expected beneficial ownership of the Company’s securities as of March 11, 2024 for (i) each member of the Board of Directors, (ii) each NEO, (iii) each person known to the Company and expected to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the NEOs as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Information with respect to beneficial owners of more than 5% of the Company’s securities is based on information provided by such beneficial owners as of February 14, 2024. Except as indicated, all shares of the Company’s securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o The Cannabist Company Holdings Inc., 680 Fifth Ave., 24th Floor, New York, New York 10019.

	Common Shares		Proportionate Voting Shares		Total (1)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Common Shares	Number Beneficially Owned	% of Total Proportionate Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock
Michael Abbott, Chairman and Director	2,402,764	0.53%	—	0.00%	2,402,764	0.52%
Nicholas Vita, Director and Former CEO	18,665,268	4.09%	—	0.00%	18,665,268	4.03%
Frank Savage, Director	248,097	0.05%	—	0.00%	248,097	0.05%
James A.C. Kennedy, Director	2,071,462	0.45%	—	0.00%	2,071,462	0.45%
Jonathan P. May, Director	238,804	0.05%	29,468	38.26%	3,185,604	0.69%
Jeff Clarke, Director	702,947	0.15%	47	0.06%	707,647	0.15%
Alison Worthington, Director	164,849	0.04%	—	0.00%	164,849	0.04%
Julie Hill, Director	182,934	0.04%	—	0.00%	182,934	0.04%
Dr. Rosemary Mazanet, Director	2,153,869	0.47%	—	0.00%	2,153,869	0.46%
David Hart, Chief Executive Officer	2,947,383	0.65%	—	0.00%	2,947,383	0.64%
Jesse Channon, President	1,819,997	0.40%	—	0.00%	1,819,997	0.39%
Bryan Olson, Chief People and Administrative Officer	1,477,296	0.32%	—	0.00%	1,477,296	0.32%
Derek Watson, Chief Financial Officer	1,057,885	0.23%	—	0.00%	1,057,885	0.23%
David Sirolly, Chief Legal Officer and General Counsel	931,847	0.20%	—	0.00%	931,847	0.20%
All Board directors and named executive officers as a group	35,065,402	7.69%	29,515	38.32%	38,016,902	8.20%

Five Percent Holders:
Nomura Holdings, Inc. (2)	27,941,788	6.13%

Notes:

(1)
Includes Proportionate Voting Shares on an as converted basis.
(2)
This represents 27,941,788 shares of Common Stock beneficially owned by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares of Common Stock beneficially owned by NGFP.

Equity Compensation Plans

The following table sets forth the number of Common Shares to be issued upon exercise of outstanding convertible securities, the weighted-average exercise price of such outstanding convertible securities and the number of Common Shares remaining available for future issuance under equity compensation plans as at December 31, 2023.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding securities(1)	Weighted-average exercise price of outstanding securities	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by Shareholders	32,882,507	—	29,518,134
Equity compensation plans not approved by Shareholders	—	—	—
Total	32,882,507	—	29,518,134

Notes:

(1)
The 32,882,507 Common Shares to be issued upon exercise of outstanding securities, warrants and rights consists of (i) 2,201,796 Common Shares that may be issued upon the vesting of PSUs, and (ii) 30,680,711 Common Shares that may be issued upon the vesting of RSUs. For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.
(2)
Convertible securities remaining as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

The Company has not adopted a related party transaction policy.

Transactions with Related Persons

Since the beginning of the last fiscal year there have been none and there are no currently proposed transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to the Company’s auditors, Davidson & Company LLP, in 2023 and 2022 for audit and non-audit services. All of the services described below were approved in accordance with the Company’s pre-approval policy, which is described in the next section.

	2023	2022
Audit fees (1)	$1,365,000	$1,300,000
Audit-related fees (2)	$147,784	$375,000
Tax fees (3)	$5,775	$—
All other fees (4)	$32,841	$—

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

3.2	Articles, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed with the SEC on September 22, 2023)

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

4.14	Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Form 10-K, filed with the SEC on March 29, 2023)

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

Exhibit No.	Description of Exhibit
10.15	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.17#	Transition Agreement between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K, filed with the SEC on March 29, 2023

10.18

Termination Agreement, dated July 31, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 8-K, filed with the SEC on August 3, 2023)

10.19#	The Cannabist Company Holdings Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 8-K, filed with the SEC on November 13, 2023)

10.20#

Transition and Release of Claims Agreement, between Columbia Care Inc. and Rosemary Mazanet, dated August 31, 2023 (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-Q, filed with the SEC on November 14, 2023)

10.21*#	Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and David J. Hart (attached herein as Exhibit 10.21 of the Registrant’s Form 10-K)

10.22*#	Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and Jesse Channon (attached herein as Exhibit 10.22 of the Registrant’s Form 10-K)

10.23*	Exchange Agreement, between the The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (attached herein as Exhibit 10.23 of the Registrant’s Form 10-K)

10.24#*	Separation and Release of Claims Agreement dated March 13, 2024 between The Cannabist Company Holdings Inc. and Nicholas Vita (attached herein as Exhibit 10.24 of the Registrant's Form 10-K)

21.1*	Subsidiaries of The Cannabist Company Holdings Inc.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2024.

THE CANNABIST COMPANY HOLDINGS INC.

/s/ David Hart
By: David Hart Title: Chief Executive Officer

/s/ Derek Watson
By: Derek Watson Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Hart and Derek Watson, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ David Hart David Hart	Chief Executive Officer	March 13, 2024

/s/ Derek Watson Derek Watson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024

/s/ Michael Abbott Michael Abbott	Chairman and Director	March 13, 2024

/s/ Nicholas Vita Nicholas Vita	Director	March 13, 2024

/s/ Frank Savage Frank Savage	Director	March 13, 2024

/s/ James A.C. Kennedy James A.C. Kennedy	Director	March 13, 2024

/s/ Jonathan P. May Jonathan P. May	Director	March 13, 2024

/s/ Jeff Clarke Jeff Clarke	Director	March 13, 2024

Name and Signature	Title	Date
/s/ Alison Worthington Alison Worthington	Director	March 13, 2024

/s/ Julie Hill Julie Hill	Director	March 13, 2024

/s/ Dr. Rosemary Mazanet Dr. Rosemary Mazanet	Director	March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

The Cannabist Company Holdings Inc.

(formerly Columbia Care Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Cannabist Company Holdings Inc. (formerly Columbia Care Inc.) (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2024

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of US dollars, except for share and per share amounts)
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$35,764	$48,154
Accounts receivable, net of allowances of $6,512 and, $3,142, respectively	15,601	10,087
Inventory	111,633	127,905
Prepaid expenses and other current assets	22,777	21,942
Assets held for sale	1,752	29,089
Total current assets	187,527	237,177

Property and equipment, net	298,498	357,993
Right of use assets - operating leases, net	181,823	174,472
Right of use assets - finance leases, net	36,450	45,423
Goodwill	—	19,274
Intangible assets, net	76,767	145,265
Deferred taxes	22,970	—
Notes Receivable	3,960	—
Other non-current assets	15,116	15,122
Total assets	$823,111	$994,726

Liabilities and Equity
Current liabilities:
Accounts payable	$29,797	$23,775
Accrued expenses and other current liabilities	58,659	64,574
Income tax payable	47,358	33,961
Current portion of lease liability - operating leases	9,711	6,762
Current portion of lease liability - finance leases	7,339	6,552
Current portion of long-term debt, net	5,905	47,315
Liabilities held for sale	1,275	20,179
Total current liabilities	$160,044	$203,118

Long-term debt, net	297,478	281,705
Deferred taxes	—	2,903
Long-term lease liability - operating leases	182,001	174,312
Long-term lease liability - finance leases	43,890	50,586
Derivative liability	119	235
Other long-term liabilities	74,227	74,964
Total liabilities	757,759	787,823

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of December 31, 2023 and December 31, 2022, respectively, 420,265,306 and 391,238,484 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of December 31, 2023 and December 31, 2022, respectively, none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of December 31, 2023 and December 31, 2022, respectively; 9,807,881 and 10,009,819 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	1,146,154	1,117,287
Accumulated deficit	(1,079,282)	(904,003)
Equity attributable to The Cannabist Company Holdings Inc.	66,872	213,284
Non-controlling interest	(1,520)	(6,381)
Total equity	65,352	206,903
Total liabilities and equity	$823,111	$994,726

The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(expressed in thousands of US dollars, except for share and per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues, net of discounts	$511,327	$511,578	$460,080
Cost of sales related to inventory production	(331,359)	(310,163)	(258,402)
Cost of sales related to business combination fair value adjustments to inventory	—	(204)	(7,663)
Gross Margin	179,968	201,211	194,015
Goodwill impairment	(19,274)	(170,642)	(72,328)
Intangible impairment	(46,248)	(169,479)	—
Fixed asset impairment	(20,095)	—	—
Selling, general and administrative expenses	(199,591)	(277,330)	(232,052)
Total operating cost	(285,208)	(617,451)	(304,380)
Loss from operations	(105,240)	(416,240)	(110,365)
Other expense:
Interest (expense) income on leases, net	(4,178)	(5,548)	(5,280)
Interest (expense) income, net	(50,687)	(48,349)	(24,734)
Other (expense) income, net	(8,793)	37,443	(6,335)
Total other expense	(63,658)	(16,454)	(36,349)

Loss before provision for income taxes	(168,898)	(432,694)	(146,714)
Income tax (expense) benefit	(5,389)	11,213	(139)
Net loss and comprehensive loss	(174,287)	(421,481)	(146,853)
Net income (loss) attributable to non-controlling interests	1,425	(5,476)	(3,756)
Net loss attributable to shareholders	$(175,712)	$(416,005)	$(143,097)

Weighted-average number of shares used in earnings per share - basic and diluted	402,776,616	392,571,102	338,754,694
Loss attributable to shares (basic and diluted)	$(0.44)	$(1.06)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(expressed in thousands of U.S. dollars, except for number of shares and warrants)

	Common	Proportionate	Additional	Accumulated	Total the Cannabist Company Holdings Inc.	Non-Controlling	Total
	Shares	Voting Shares	Paid-in Capital	Deficit	Shareholders' Equity	Interest	Equity
Balance as of December 31, 2020	250,003,917	26,507,914	$632,062	$(325,238)	$306,824	$(19,875)	$286,949
Equity-based compensation (1)	5,880,944	—	21,318	—	21,318	—	21,318
Issuance of shares, net	21,792,500	—	133,196	—	133,196	—	133,196
Issuance of shares in connection with acquisitions	59,960,743	—	206,540	—	206,540	—	206,540
Issuance of shares in connection with purchase of assets	6,708,270	—	23,853	—	23,853	—	23,853
Conversion of convertible notes	4,550,139	—	23,919	—	23,919	—	23,919
Conversion between classes of shares	11,761,404	(11,761,404)	—	—	—	—	—
Cancellation of restricted stock awards	(48,590)	(16,874)	—	—	—	—	—
Warrants exercised	813,943	—	1,901	—	1,901	—	1,901
Non-controlling interests buyouts	—	—	(3,063)	—	(3,063)	3,063	—
Net loss	—	—	—	(143,097)	(143,097)	(3,756)	(146,853)
Balance as of December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	22,858,845	—	69,517	—	69,517	—	69,517
Warrants exercised	180,000	—	425	—	425	—	425
Issuance of shares in connection with acquisitions	2,082,589	—	7,619	—	7,619	—	7,619
Cancellation of restricted stock awards	—	(26,037)	—	—	—	—	—
Conversion between classes of shares	4,693,780	(4,693,780)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Net loss	—	—	—	(416,005)	(416,005)	(5,476)	(421,481)
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	6,580,674	—	4,995	—	4,995	—	4,995
Warrants exercised	356,970	—	—	—	—	—	—
Issuance of shares	21,887,240	—	23,872	—	23,872	—	23,872
Conversion between classes of shares	201,938	(201,938)	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	(960)	(960)
Deconsolidation of subsidiary	—	—	—	433	433	4,396	4,829
Net loss	—	—	—	(175,712)	(175,712)	1,425	(174,287)
Balance as of December 31, 2023	420,265,306	9,807,881	$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352

(1)
The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands of US dollars, except for units and shares)
	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(174,287)	$(421,481)	$(146,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,729	84,788	53,002
Equity-based compensation	5,465	27,930	25,018
Debt amortization expense	9,352	8,588	6,068
Loss on conversion of Convertible Notes	—	—	1,580
Provision for obsolete inventory and other assets	8,143	11,267	2,356
Goodwill impairment charges	19,274	170,642	72,328
Intangible impairment charges	46,248	169,479	—
Impairment on disposal group	—	—	2,000
Impairment on fixed assets	20,095	—	—
Loss on disposal group	6,122	—
Earnout adjustment	—	349	—
(Gain) on remeasurement of contingent consideration	—	(37,362)	(59,362)
Deferred taxes	(25,978)	(69,243)	(26,112)
Change in fair value of derivative liability	(116)	(6,560)	(13,286)
Other	5,433	747	1,314
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,769)	8,086	(6,333)
Inventory	6,700	(44,301)	(18,033)
Prepaid expenses and other current assets	(853)	889	28,445
Other assets	10,590	15,030	15,331
Accounts payable	8,955	(10,082)	7,954
Accrued expenses and other current liabilities	(1,632)	(11,514)	64,765
Income taxes payable	13,924	7,425	3,645
Other long-term liabilities	(9,924)	(16,078)	(14,350)
Net cash provided by / (used) in operating activities	$7,471	$(111,401)	$(523)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired / Cash acquired due to acquisition	—	29	(50,762)
Purchases of property and equipment	(9,966)	(72,741)	(117,506)
Cash paid for other assets	—	(2,973)	(15,792)
Proceeds from sale of property, net	6,229	358	386
Cash received (paid) on deposits, net	238	—	(7,019)
Cash for loan under CannAscend and Corsa Verde agreements	—	—	(657)
Net cash (used) in investing activities	$(3,499)	$(75,327)	$(191,350)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants	—	153,250	71,520
Proceeds from mortgage note	8,050	16,500	20,000
Payment of debt issuance costs	(220)	(7,699)	(865)
Repayment of debt	(30,692)	(637)	(9,950)
Repayment of acquisition related real estate notes and note payable	(5,109)	—	—
Repayment of sellers note	(1,500)	(1,875)	—
Repayment of mortgage notes	(580)	—	—

Payment of lease liabilities	(6,515)	(5,815)	(9,664)
Issuance of common shares	25,000	—	133,559
Costs of issuance of common shares	(1,128)	—	(364)
Exercise of warrants	—	425	1,901
Distributions to non-controlling interests	(960)	—	—
Taxes paid on equity based compensation	(470)	(465)	(3,700)
Net cash (used in) / provided by financing activities	$(14,124)	$153,684	$202,437

Net (decrease)/increase in cash	(10,152)	(33,044)	10,564
Cash and restricted cash at beginning of the year	49,489	82,533	71,969
Cash and restricted cash at end of year	$39,337	$49,489	$82,533
Supplemental disclosure of cash flow information:
Cash paid for interest on other obligations	$30,239	$28,706	$19,340
Cash paid for income taxes	$10,203	$51,435	$22,556
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$35,764	$48,154	$82,198
Restricted cash	$3,573	$1,335	$335
Cash and restricted cash, end of year	$39,337	$49,489	$82,533
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$(4,026)	$12,512	$14,826
Shares issued in connection with conversion of Convertible Notes into equity, net	$—	$—	$23,919
Extinguishment of derivative liability upon conversion of Convertible Notes	$—	$—	$23,853
Debt incurred issued in connection with acquisition of property, plant and equipment	$8,050	$—	$7,000
Derivative liability recognized upon issuance of convertible debt	$—	$—	$15,099
Shares issued in connection with finalization of working capital on acquisition	$—	$—	$228
Shares issued in connection with satisfaction of contingent consideration	$—	$—	$48,202
Buyout of non-controlling interest by issuance of shares	$—	$—	$1,959
Deconsolidation of subsidiary	$2,473	$—	$—
Assets held for sale	$(27,337)	$29,089	$2,120
Liabilities held for sale	$18,904	$(20,179)	$(1,122)

The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

1.
OPERATIONS OF THE COMPANY

The Cannabist Company Holdings Inc. (“the Company”, “the Parent”, or "The Cannabist Company"), formerly known as Columbia Care Inc., was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company's principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 680 Fifth Ave. 24th Floor, New York, New York 10019. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.

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

Recent Developments

Mutual Termination of Arrangement Agreement with Cresco Labs:

As previously disclosed, on March 23, 2022, the Company entered into a definitive arrangement agreement, as amended on February 27, 2023 (the “Arrangement Agreement) with Cresco Labs LLC (“Cresco Labs”), pursuant to which, Cresco Labs agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding common shares and proportionate voting shares of the Company, pursuant to a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

As previously disclosed, the Company and Cresco Labs were not able to complete the divestitures necessary to secure all necessary regulatory approvals to close the Arrangement by the outside date (June 30, 2023) specified in the Arrangement Agreement.

On July 31, 2023, the Company and Cresco Labs entered into a termination agreement (the “Termination Agreement”), pursuant to which the Company and Cresco Labs agreed to terminate the Arrangement Agreement. The Termination Agreement provides for the release by each party of certain claims arising from or relating to the Arrangement, the Arrangement Agreement, the transactions contemplated therein or the circumstances relating thereto. There are no penalties or fees related to the mutual agreement to terminate the Arrangement.

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

These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies. For the years ended December 31, 2023, 2022 and 2021, the Company reported a consolidated net loss of ($175,712), ($416,005), and ($143,097) respectively. For the years ended December 31, 2023, 2022 and 2021 the Company had cash flows provided/(used) in operating activities of $7,471, ($111,401), and ($523) respectively. As of December 31, 2023 and 2022, the Company had working capital of $27,483 and $34,059, respectively. Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand for the next twelve months from the date of issuance of these consolidated financial statements.

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

The Company assesses annually whether there is any objective evidence that its interest in associates is impaired. If impaired, the carrying value of the Company’s share of the underlying assets of associates is written down to its estimated recoverable amount (being the higher of fair value less costs of disposal, or value in use) and charged to the consolidated expense.

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

Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2023, 2022, and 2021. Long-lived assets located outside of the United States of America are immaterial as on December 31, 2023 and 2022.

Significant concentrations

The following table lists the states where the revenue represented 10% or more of the total revenue in the Company’s consolidated statement of operations:

	December 31, 2023	December 31, 2022	December 31, 2021
Colorado	17.0%	18.4%	21.8%
Pennsylvania	*	*	11.5%
California	*	*	11.5%
Massachusetts	*	*	10.3%
Virginia	16.5%	10.4%	*
New Jersey	10.0%	*	*

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash. As of December 31, 2023 and 2022, the Company did not have any cash equivalents.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is allocated to each identified reporting unit based on groups of assets within specific regions and states and economic factors.

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

The Company performs an annual assessment of its goodwill in the fourth quarter of each fiscal year, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

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

As further discussed in Note 19, the Company conducted an impairment analyses test at the Colorado, California and Pennsylvania reporting units level.

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

Advertising and promotion costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2023, 2022, and 2021 the Company incurred $5,386, $14,173, and $16,255 respectively in advertising and promotion costs, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company’s revenues are disaggregated as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Dispensary	$448,771	$438,879	$376,582
Cultivation and wholesale	62,526	72,580	83,180
Other	30	119	318
	$511,327	$511,578	$460,080

The Company recognizes revenue in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. Revenue is recorded net of discounts and unearned revenue from the Company’s loyalty programs. During the years ended December 31, 2023, 2022, and 2021, the Company netted discounts of $146,134, $106,765, and $61,171, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons. Variable consideration is estimated in the transaction price at contract inception based on current sales levels and historical experience using the expected value method, subject to constraint. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

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

The Company generates an immaterial amount of revenue from services such as management fee revenues and interest on overdue amounts on the Company’s National Credit card (“CNC Cards”). Management fee revenue is recognized over time as the recipient of management services derives value from the services provided. The interest on overdue amounts on the CNC Cards is recognized as interest income over time.

During the years ended December 31, 2023, 2022 and 2021, the Company earned revenue of $4,064, $4,520 and $4,524 from the CNC program. These revenues are included in the retail revenues mentioned above. As of December 31, 2023, 2022 and 2021, in connection with the revenues generated from the CNC card, the Company has accounts receivable of $1,421, $1,437 and $1,173, net of an allowance of bad debts of $970, $638 and $384. These receivables are included within the line item on the consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of $516, $504 and $454 in connection with the administration of the CNC program. These expenses are included within the selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Interest on overdue amounts on the CNC card is immaterial.

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

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs. The Company’s deferred income balances were $3,159 and $4,083 as of December 31, 2023 and 2022, respectively, and were recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

During the year ended December 31, 2023, the Company recognized $647 as net revenue from amounts recorded as deferred income in prior periods. During the years ended December 31, 2022, and 2021 the company recognized $12,890 and $6,591 respectively as net revenues from amounts recorded as deferred income in prior periods. The deferred income balance as of December 31, 2023 is expected to be recognized as revenue within the next twelve months.

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

Accounting pronouncements not yet adopted

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB amended ASC 842 to provide a practical expedient that allows private companies and certain not-for-profits to use the written terms and conditions of a common control arrangement to determine whether a lease exists and to classify and account for the lease. The amendments also require all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is evaluating the impact of this update on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This update is effective upon issuance and generally can be applied through December 31, 2024. The Company is evaluating the impact of this update on its consolidated financial statements.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718). This ASU amends various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. This ASU does not provide any new guidance; as such, there is not a transition date or effective date associated with it. The Company is evaluating the impact of this update on its consolidated financial statements.

In August 2023, the FASB issued 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60); Recognition and Initial Measurement. This ASU contains guidance requiring certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. This guidance is effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. Joint Ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company is evaluating the impact of this update on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB codification. This applies to all entities within the scope of the amended subtopics.

Codification subtopics include:

-ASC 230-10 “Statement of Cash Flows”
-ASC 250-10 “Accounting Changes and Error Corrections”
-ASC 260-10 “Earnings Per Share”
-ASC 270-10 “Interim Reporting”
-ASC 440-10 “Commitments”
-ASC 470-10 “Debt”
-ASC 505-10 “Equity”
-ASC 815-10 “Derivatives and Hedging”
-ASC 860-30 “Transfers and Servicing: cured Borrowing and Collateral”
-ASC 932-235 “Extractive Activities-Oil and Gas: Notes to Financial Statements”
-ASC 946-20 “ Financial Services-Investment Companies: Investment Company Activities”
-ASC 974-10 “ Real Estate Investment Trusts”

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the impact of this update on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires public entities to provide disclosures of significant segment expenses and other segment items. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This guidance is applied retrospectively to all periods presented, unless it is impractical. This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. For all other entities, this ASU is effective for fiscal years after December 15, 2024 and for interim periods beginning after December 15, 2026. Early adoption would be permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

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

Financial statement areas that require significant assessments and judgements are as follows:

(1) Estimated useful lives, impairment considerations and amortization of property and equipment, intangible assets – amortization of property and equipment and intangible assets is dependent upon estimates of useful lives based on management’s judgment.

(2) Goodwill and intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company assesses whether goodwill is impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses.

(3) The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

(4) Stock-based compensation – The fair value of stock-based compensation expenses is estimated using the Black-Scholes option pricing model and rely on a number of assumptions including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield, the expected term, and the estimated rate of forfeiture of options granted. Volatility is estimated by using the historical volatility of the Company.

(5) Deferred taxes- Valuation allowance estimates on deferred tax assets.

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

The Company evaluated the warrants issued as a part of the purchase consideration under ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. These warrants do not have a redemption feature and are traded separately from our common shares on the NEO exchange. They can be converted into shares, on a one-for-one conversion ratio prior to their expiry on April 26, 2024, upon payment of a fixed exercise price of $10.35 (Canadian Dollars) per warrant by the warrant holder. The settlement amount is subject to change in case of certain situations like future stock split, consolidation, stock dividend etc. These variables that could affect the settlement amount would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. As the Company early adopted the provisions of ASU 2017-11 in 2018, the value of the down round provision associated with a future rights issue would be recognized only when it is activated and there is an actual reduction of the strike price or conversion feature. The Company determined that these warrants are freestanding financial instruments that qualify for the scope exemption for being accounted as derivatives. Further, the warrant agreement does not prohibit settlement in unregistered shares and it does not contain any cash-settled top-off or make-whole provisions or provisions for cash payment by the Company in case it fails to file with the SEC. The Company has an unlimited number of authorized shares and it is not required to post a collateral at any point with respect to the warrant agreement. The rights of the warrant holders do not rank higher than the rights of the shareholders. The Company therefore concluded that the warrants meet the criteria to be classified in stockholders’ equity and should be measured at fair value on the date of RTO. No changes would be required to the measurement amount or the classification unless an event that requires a reclassification of the warrants out of the equity occurs. The Company reassessed the contract classification as of December 31, 2023, 2022 and 2021, noting no changes to the classification and / or measurement. The Company formally became an SEC registrant with the filing of its 2022 Form 10-K.

4.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	December 31, 2023	December 31, 2022
Accessories and supplies	$1,158	$1,506
Work-in-process - cannabis in cures and final vault	86,396	92,963
Finished goods - dried cannabis, concentrate and edible products	24,079	33,436
Total inventory	$111,633	$127,905

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of local market conditions in Colorado, there was a $0 and $11,066, write-down during the year ended December 31, 2023 and 2022, respectively. No other markets had write downs to this level over the same period.

5.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	December 31, 2023	December 31, 2022
2026 Notes	$185,000	$185,000
Term debt	13,228	38,215
2025 Convertible Notes	74,500	74,500
Mortgage Note	43,500	35,965
2023 Convertible Notes	—	5,600
Acquisition related real estate notes	—	7,000
Acquisition related promissory notes	1,500	3,000
Acquisition related term debt	—	3,214
	317,728	352,494
Unamortized debt discount	(6,598)	(12,483)
Unamortized deferred financing costs	(7,747)	(11,016)
Unamortized debt premium	—	25
Total debt, net	303,383	329,020
Less current portion, net*	(5,905)	(47,315)
Long-term portion	$297,478	$281,705

*
The current portion of the debt includes scheduled payments on the term debt, mortgage note, acquisition related promissory notes and acquisition related notes payable, net of corresponding portion of the unamortized debt discount, debt premium and unamortized deferred financing costs. The debt discount is being amortized over the term of the respective debt notes.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
Term debt	13,228	—	—	—	—	—	13,228
2025 Convertible Notes	—	74,500	—	—	—	—	74,500
2026 Notes	—	—	185,000	—	—	—	185,000
Mortgage Note	574	653	16,459	18,100	7,714	—	43,500
Acquisition related promissory notes (see note 6)	1,500	—	—	—	—	—	1,500
	15,302	75,153	201,459	18,100	7,714	—	317,728

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2023.

The following table presents information about the current and long-term debt obligations of the Company as of December 31, 2023:

	Balance, January 01	Borrowing	Acquisition related	Conversion/Exchanges	Repayments	Balance, December 31
Term debt	$38,215	$—	$—	$—	$(24,987)	$13,228
2025 Convertible Notes	74,500	—	—	—	—	74,500
Mortgage Note	35,965	8,050	—	—	(515)	43,500
2023 Convertible Notes	5,600	—	—	—	(5,600)	—
2026 Notes	185,000	—	—	-	—	185,000
Acquisition related real estate notes (note 6)	7,000	—	—	—	(7,000)	—
Acquisition related promissory notes (note 6)	3,000	—	—	—	(1,500)	1,500
Acquisition related note payable (note 6)	3,214	—	—	—	(3,214)	—
	$352,494	$8,050	$—	$—	$(42,816)	$317,728

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2022:

	Balance, January 01	Borrowing	Acquisition related	Conversion	Repayments	Balance, December 31
Term debt	$69,965	$—	$—	$(31,750)	$—	$38,215
2025 Convertible Notes	74,500	—	—	—	—	74,500
Mortgage Note	20,000	16,500	—	—	(535)	35,965
2023 Convertible Notes	5,600	—	—	—	—	5,600
2026 Notes	—	153,250	—	31,750	—	185,000
Acquisition related real estate notes (note 6)	7,000	—	—	—	—	7,000
Acquisition related promissory notes (note 6)	4,875	—	—	—	(1,875)	3,000
Acquisition related note payable (note 6)	3,314	—	—	—	(100)	3,214
	$185,254	$169,750	$—	$—	$(2,510)	$352,494

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2023 and December 31, 2022.

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

2023 Convertible Notes

On June 19, 2020, the Company completed the first tranche of an offering of senior secured convertible notes (“2023 Convertible Notes”) for an aggregate principal amount of $12,800. During July 2020, the Company completed subsequent tranches for an aggregate principal amount of $5,960. The 2023 Convertible Notes can be exchanged into Common Shares at a conversion price of C$3.79. For the purposes of determining the number of Common Shares issuable upon conversion of the 2023 Convertible Notes, the principal amount of the 2023 Convertible Notes surrendered for conversion shall be deemed converted from U.S. Dollars into Canadian Dollars, using the end-of-day exchange rate published by the Bank of Canada on the date immediately preceding the date that the 2023 Convertible Note is surrendered for conversion. The 2023 Convertible Notes require interest-only payments until December 19, 2023, at a rate of 5.0% per annum, payable semi-annually on June 30 and December 31 commencing on December 31, 2020. The 2023 Convertible Notes are due in full on December 19, 2023. The Company incurred financing costs of $175 in connection with issuance of the 2023 Convertible Notes. The Company determined that the 2023 Convertible Notes represent an obligation to issue a variable number of shares for a variable amount of liability, as the amount of the liability to be settled depends on the applicable foreign exchange rate at the date of settlement. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Upon initial recognition, the Company recorded a derivative liability of $5,364 within other long-term liabilities in the consolidated balance sheets and a corresponding debt discount, reflected as a reduction to the carrying value of the 2023 Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2023 Convertible Notes. In December 2023, the Company retired the full amount of $5.6 million of its 5% notes on the scheduled due date.

Conversion of Convertible notes

In April 2021, the Company offered an incentive program to the holders of the 2023 Convertible Notes, pursuant to which, the Company would issue to each noteholder that surrendered its 2023 Convertible Notes for conversion on or before May 28, 2021, 20 Common Shares of the Company on a private placement basis for each one-thousand US dollars aggregate principal amount of 2023 Convertible Notes surrendered for conversion. Pursuant to this incentive program, 4,550,139 shares were issued upon of conversion of $13,160 of 2023 Convertible Notes. These conversions resulted in recognition of a loss on conversion of $1,580, write down of derivative liability, debt discount and debt amortization of $12,127, $2,855 and $93, respectively and a corresponding credit to paid in capital of $23,919. Holders of $5,600 aggregate principal amount of the 2023 Convertible Notes did not convert their debt into Common Shares and as of December 31, 2023, none of the convertible debt issued in 2020 was still outstanding.

Private Placement

On February 3, 2022, The Cannabist Company closed a private placement (the “February 2022 Private Placement”) of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% senior secured first-lien notes (the “13.0% Term Debt”), pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

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

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,173. In connection with this mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,762. In connection with this mortgage, the Company incurred financing costs of $209.

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

At the option of the holder, each Warrant could be exchanged for one Common Share. The Warrants expired unexercised on May 14, 2023.

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

Debt Transactions

The Company entered into a non-binding agreement with the September 2023 Investors (as defined in Note 11 below) with respect to the repurchase by the Company of up to $25 million of principal amount of their holdings in the 6.0% senior secured convertible notes due June 2025 of the Company (the “2025 Convertible Notes”). The purchase price is expected to be payable in Common Shares. Completion of these transactions are subject to definitive documentation and receipt of all necessary regulatory approvals.

Partial Redemption of 13% Notes due 2024

As described further in Note 11, on October 23, 2023, the Company retired $25 million of its 13% Notes due May 2024 (the “2024 Notes”) through a proportional redemption process. This action supersedes and replaces the prior commitments received from several holders of the 2024 notes to exchange into the Company’s 9.5% senior secured notes due February 2026, on a one-for-one basis.

Total interest and amortization expense on the Company’s debt obligations for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense on debt	$41,900	$40,123	$19,370
Amortization of debt discount	$5,783	$5,327	$4,921
Amortization of debt premium	$—	$(164)	$(280)
Amortization of debt issuance costs	$3,569	$3,425	$1,502
Other interest (expense) income, net	$(565)	$(362)	$(779)
Total interest expense, net	$50,687	$48,349	$24,734

The weighted average interest rate on the Company’s indebtedness was 8.86%.
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

At the end of the First Milestone period through June 30, 2022, the Company engaged a third-party expert and determined that no Milestone Shares were payable for the First Milestone. Based on the financial results for the year ended December 31, 2023, the Company determined that no remaining contingent consideration would be due and recorded a net gain of $0 within other expense, net in the consolidated statements of operations and comprehensive loss.

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

As a part of this acquisition, the Company acquired a note payable issued in March 2018 for the purchase of real property. This note payable matures in April 2038 and bears interest at a rate of 4.0% per annum with monthly payments of principal and interest of $19,266 (discount is based on imputed interest rate of 13.25%) and is secured by the underlying real property. This note was settled in full during 2023.

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

Unaudited supplemental pro-forma information

Had the acquisition of Green Leaf been completed on January 1, 2020, the Company’s pro forma results of operations for the year ended December 31, 2021 would have been as follows:

Year Ended December 31, 2021
Revenue	$512,006
Net income attributable to shareholders	(131,950)
Earnings attributable to shares (basic and diluted)	(0.36)
Weighted-average number of shares used in earnings per share—basic and diluted	368,683,785

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

(b)
Futurevision Holdings, Inc., Futurevision 2020, LLC and Medicine Man Longmont, LLC

On November 1, 2021, the Company acquired (the “Medicine Man Transaction”) a 100% ownership interest in Futurevision Holdings, Inc. and Futurevision 2020, LLC (collectively, “Medicine Man”), through the Agreement and Plan of Merger (the “Merger Agreement”). Concurrently with the Merger Agreement, the Company was granted an option (the “Option”) to purchase Medicine Man Longmont, LLC (“Medicine Man Longmont”). The option was exercised on August 12, 2022 upon completion of the sale of the TGS Longmont location as required under the Merger Agreement, with the correspondent measurement period adjustments applied subsequently to the period of acquisition against goodwill from their acquisition.

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

The following table summarizes the fair value of total consideration transferred and the fair value of each major class of consideration for Medicine Man:

Consideration transferred
Cash consideration	$7,240
Closing shares	23,955
Milestone shares after closing (contingent consideration)	3,664
Purchase option obligation	5,899
Total unadjusted purchase price	40,758
Working capital adjustment	127
Total adjusted purchase price	40,885
Less: Cash and cash equivalents acquired	(1,250)
Total purchase price, net of cash and cash equivalents acquired	$39,635

Equity purchase consideration comprised 5,840,229 Common Shares of which 4,857,184 were issued in November 2021.

Recognized amounts of identifiable assets acquired and liabilities assumed, less cash and cash equivalents acquired:

Purchase price allocation	As previously reported	Measurement period adjustments	As adjusted
Assets acquired:
Inventory	$3,611		$3,611
Prepaid expenses and other current assets	397		397
Option deposit	5,899	(5,899)	—
Property and equipment	1,498		1,498
Right of use assets	818		818
Goodwill	9,908	5,899	15,807
Intangible assets	30,370		30,370
Accounts payable	(696)		(696)
Accrued expenses and other current liabilities	(1,910)		(1,910)
Lease liabilities	(1,438)		(1,438)
Deferred tax liabilities	(8,822)		(8,822)
Consideration transferred	$39,635	—	$39,635

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

7.
PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	December 31, 2023	December 31, 2022
Land and buildings	$115,277	$128,389
Furniture and fixtures	10,981	8,773
Equipment	43,123	38,467
Computers and software	4,033	3,537
Leasehold improvements	207,846	193,454
Construction in process	33,429	56,398
Total property and equipment, gross	414,689	429,018
Less: Accumulated depreciation	(116,191)	(71,025)
Total property and equipment, net	$298,498	$357,993

	December 31, 2023	December 31, 2022	December 31, 2021
Total depreciation expense	$34,286	$32,059	$22,325
Included in:
Costs of sales related to inventory production	$20,225	$18,565	$12,853
Selling, general and administrative expenses	$14,061	$13,494	$9,472

A reconciliation of the beginning and ending balances of property and equipment are summarized in the tables below:

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2022	$128,389	$8,773	$38,467	$3,537	$193,454	$56,398	$429,018
Additions	—	214	42	174	2,366	2,044	4,840
Impairments	—	(17)	(745)	—	(463)	(18,870)	(20,095)
Disposals	(13,332)	(277)	(1,107)	(108)	(4,829)	(1,284)	(20,937)
Transferred from assets held for sale	220	2,015	5,708	134	13,519	267	21,863
Other transfers	—	273	758	296	3,799	(5,126)	—
Balance, December 31, 2023	$115,277	$10,981	$43,123	$4,033	$207,846	$33,429	$414,689

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2022	$(3,657)	$(3,541)	$(15,329)	$(1,720)	$(46,778)	$—	$(71,025)
Depreciation	(2,621)	(2,096)	(7,353)	(858)	(21,358)	—	(34,286)
Disposals	338	78	556	17	1,017	—	2,006
Transferred from assets held for sale	(39)	(1,171)	(3,975)	(66)	(7,635)	—	(12,886)
Balance, December 31, 2023	$(5,979)	$(6,730)	$(26,101)	$(2,627)	$(74,754)	$—	$(116,191)

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2021	$113,736	$8,564	$36,052	$2,914	$145,259	$86,326	$392,851
Additions	14,909	657	3,436	622	22,338	18,914	60,876
Disposals	(36)	(286)	(650)	—	(86)	(757)	(1,815)
Transferred to assets held for sale	(220)	(2,170)	(5,708)	(273)	(14,256)	(267)	(22,894)
Other transfers	—	2,008	5,337	274	40,199	(47,818)	—
Balance, December 31, 2022	$128,389	$8,773	$38,467	$3,537	$193,454	$56,398	$429,018

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2021	$(988)	$(3,037)	$(12,435)	$(1,208)	$(35,491)	$—	$(53,159)
Depreciation	(2,708)	(1,833)	(7,140)	(693)	(19,685)	—	(32,059)
Disposals	—	80	271	—	339	—	690
Transferred to assets held for sale	39	1,249	3,975	181	8,059	—	13,503
Balance, December 31, 2022	$(3,657)	$(3,541)	$(15,329)	$(1,720)	$(46,778)	$—	$(71,025)

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

Sale-Leasebacks

During the third quarter of 2020, the Company closed on a sale leaseback transaction in which two properties located in New Jersey sold for $12,385, which was approximately the cost of the properties. Included in the agreement, the Company was expected to complete tenant improvements related to these properties, for which the landlord agreed to provide a tenant improvement allowance. The right-of-use assets related to these properties were reduced by $360 which represents the unretained portion of the assets carrying amount. The remaining gain associated with this sale-leaseback was immaterial at December 31, 2023.

8.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	December 31, 2023	December 31, 2022
Prepaid expenses	$8,486	7,151
Short term deposits	1,148	1,814
Other current assets	12,023	12,286
Excise and sales tax receivable	367	691
Prepaid taxes	753	—
Prepaid expenses and other current assets	$22,777	$21,942

Other current assets include amounts owed by, and subject to an indemnification claim made to, the former shareholders of Green Leaf. Refer also to Note 17.

9.
OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	December 31, 2023	December 31, 2022
Long term deposits	$8,686	$8,090
Indemnification receivable	-	2,774
Investment in affiliates	775	775
Restricted cash	3,573	1,335
Notes receivable	2,082	2,148
Other non-current assets	$15,116	$15,122

10.
PROMISSORY NOTES RECEIVABLES

During the year ended December 31, 2019, Focused Health LLC (“Focused Health”), a consolidated subsidiary of the Company, entered into a lease agreement with 9244 Balboa Blvd., LLC (“Balboa”) and simultaneously issued a secured promissory note (“Balboa Note”) with a principal amount of $2,420. The Balboa Note is secured by the land and building of the leased premises and bears interest at a rate of 4.5%. The Company’s principal and interest repayments are offset by the Company’s rent payment obligations under the lease agreement with Balboa. The Balboa Note matures in April 2029. The balance outstanding as of December 31, 2023 and 2022, is $2,147 and $2,211 respectively, of which $66 and $63, respectively, is recorded in prepaid expenses and other current assets, and $2,082 and $2,148, respectively, is recorded in notes receivable-long-term on the consolidated balance sheets.

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

Issuance of equity in connection with the exercise of warrants mentioned in Note 12, share-based payment arrangements mentioned in Note 13, and non-controlling interest buyout mentioned in Note 24, constitute the activity in shareholders equity during the year ended December 31, 2023 and December 31, 2022.

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

Rights

Holders of Shares are entitled to one vote on all matters submitted to a vote of the Company’s shareholders. Holders of Shares are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2023, and 2022, no cash dividends had been declared or paid.

Debt Redemption

On September 18, 2023, the Company raised gross proceeds of approximately $25 million through the issuance of additional equity. On October 23, 2023, the Company used these proceeds to retire $25 million of its 13% Notes due May 2024 through a proportional redemption process. In December 2023, the Company also retired the full amount of $5.6 million of its 5% Notes on the scheduled due date.

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

12.
WARRANTS

Outstanding equity-classified warrants to purchase common shares consisted of the following:

	December 31, 2023		December 31, 2022
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21,2026	11,122,105	1.96	—	—
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
May 14, 2023	—	3.10	1,723,250	3.10
May 14, 2023	—	2.95	1,818,788	2.95
May 14, 2023	—	5.84	1,897,000	5.84
	17,165,833	$4.83	11,482,766	$7.22

Warrant activity during the years ended December 31, 2023, and 2022 is summarized in the table below:

		Weighted average		Weighted average
	Warrants	(Canadian Dollars)	Warrants	(U.S. Dollars)
Balance as of December 31, 2020	13,147,919	$6.91	$—	$—
Exercised	(1,485,153)	5.01	—	—
Balance as of December 31, 2021	11,662,766	7.15	—	—
Exercised	(180,000)	2.95	—	—
Balance as of December 31, 2022	11,482,766	7.22	—	—
Issued	11,479,075	1.90	—	—
Exercised	(356,970)	-	—	—
Expired	(5,439,038)	4.01	—	—
Balance as of December 31, 2023	17,165,833	$4.83	$—	$—

In January 2022, 180,000 warrants with an exercise price of $2.95 were exercised, resulting in the issue of 180,000 common shares. In 2023, 11,479,075 warrants were issued, in connection with the unit offering described in Note 5, Debt Transactions, of which 356,970 were prefunded and exercised in December 2023, resulting in the issue of 356,970 common shares.

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

Under the terms of the LTIP, the Company’s board of directors may grant Awards to the Chief Executive Officer and review and approve the grant of Awards recommended by the Chief Executive Officer to other eligible participants. Participation in the LTIP is voluntary and if an eligible participant agrees to participate, the grant of Awards will be evidenced by a grant agreement with each such participant. The interest of any participant in any Award is not assignable or transferable, whether voluntary, involuntary, by operation of law or otherwise, other than by will or the laws of descent and distribution. The plan has a stated term of ten years and provides that the exercise of stock options granted will not be less than the market price of the Company’s common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to a committee of the Company’s Board of Directors. Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

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

A summary of RSU activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	10,776,448	$3.96
Granted	10,242,081	2.79
Vested	(3,746,281)	6.75
Forfeited	(887,780)	1.84
Unvested, December 31, 2022	16,384,468	2.71
Granted	23,998,872	0.55
Vested	(10,966,667)	2.65
Forfeited	(2,694,954)	2.09
Unvested, December 31, 2023	26,721,719	$0.86

The following table presents information about the Company’s RSUs for the period presented:

	Year ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation	$17,076	$18,856	$14,500

The following table presents information about the Company’s RSUs as of the date presented:

	December 31, 2023	December 31, 2022
Unrecognized compensation costs	$9,137	$22,118
Weighted average period over which compensation cost will be recognized (in years)	1.8	2.7
Maximum term relating to outstanding RSUs (in years)	2.3	3.2

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

The fair value of the TSR Awards was determined using a Monte Carlo Simulation valuation model with the following weighted average inputs:

Expected volatility	70.00%
Expected term (years)	5.00%
Expected dividends	0.00%
Risk-free interest rate	1.52%

During the years ended December 31, 2023, 2022 and 2021, the Company granted PSUs that will vest on the achievement of internal performance targets. The Company monitors the probability of achieving the performance targets on a quarterly basis and adjusts periodic compensation expense accordingly.

A summary of PSU and TSR activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	8,051,818	$4.42
Granted	655,093	7.81
Vested	(114,957)	2.07
Forfeited	(765,662)	5.78
Unvested, December 31, 2021	7,826,292	4.61
Granted	2,209,892	2.97
Vested	(518,029)	2.32
Forfeited	(2,209,892)	2.97
Unvested, December 31, 2022	7,308,263	$4.77
Granted	-	-
Vested	(2,307,905)	2.01
Forfeited	(2,781,120)	7.66
Unvested, December 31, 2023	2,219,238	$4.02

The following table presents information about the Company’s PSUs and TSR activity:

	Year ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation	$(11,611)	$8,812	$9,237

The following table presents information about the Company’s PSUs and TSR as of the date presented:

	December 31, 2023	December 31, 2022
Unrecognized compensation costs	$458	$5,190
Weighted average period over which compensation cost will be recognized (in years)	0.3	1.5
Maximum term relating to outstanding PSUs and TSRs (in years)	0.5	2.2

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

Stock option awards under the LTIP are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

All option awards have a ten-year contractual term and vest over four years.

A summary of option activity for the years ended December 31, 2023, 2022, and 2021 is presented below:

	Stock Options	Weighted-Average Exercise Price (Canadian Dollars)	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	27,692	10.90	1.3
Forfeited	(27,692)	10.90	—
Outstanding, December 31, 2022	—	—	—
Exercisable as of December 31, 2022 and 2023	—	—	—

During the years ended December 31, 2023, and 2022, the Company recorded income of $0 and $0, respectively, related to equity-based compensation expense on the stock options.

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

The number of units outstanding under the CAP Plan were as follows:

	Units	Weighted-Average Threshold Amount
Unvested, December 31, 2021	—	—
Unvested, December 31, 2022	—	$—
Unvested, December 31, 2023	—	—

A summary of RSA activity for the years ended December 31, 2023, 2022 and 2021 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	175,426	$7.38
Forfeited	(13,506)	8.33
Converted to common shares	(161,920)	7.74
Unvested, December 31, 2022 and 2023	$—	$—

The following table presents information about the Company’s CAP and RSA activity as of the date presented:

	Year ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Share-based compensation	$-	$262	$1,345

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

There were no units outstanding under the IIP Plan for the years ended December 31, 2023 and 2022.

Deferred compensation expense related to the Company’s IIP units was $0, $0, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

14.
INCOME TAXES

The components of tax expense (benefit) were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Current tax expense
Federal	$27,904	$48,273	$20,519
State	3,481	9,797	5,732
Total current tax expense	31,385	58,070	26,251
Deferred tax expense (benefit)
Foreign	(5,611)	(4,326)	(1,936)
Federal	(18,404)	(40,781)	(15,008)
State	(9,017)	(28,502)	(10,998)
Total deferred tax expense (benefit)	$(33,032)	$(73,609)	$(27,942)
Change in Valuation Allowance - US	1,425	—	(106)
Change in Valuation Allowance - Foreign	5,611	4,326	1,936
Provision (benefit) for income taxes	$5,389	$(11,213)	$139

The Company accounts for income taxes in accordance with ASC 740 – Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values and the tax bases for the respective items.

The Cannabist Company Holdings Inc. is organized in Canada but operates inside the United States. Due to the Company’s structure, the Company is subject to income tax both in the United States and Canada. The Company maintains full valuation allowances on its net operating losses at each of the foreign jurisdictions it operates in, resulting in a 0% effective tax rate for the foreign jurisdictions. The Company’s domestic effective tax rate for the years ended December 31, 2023, 2022, and 2021 were (3.2%), 2.6%, and (0.1%) respectively.

The reconciliation of the Company’s income tax expense (benefit) on income (loss) before taxes at the U.S. federal statutory rate compared to the Company’s effective tax rate was as follows:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Loss before provision for income taxes	$(168,898)		$(432,694)		$(146,714)

Tax using the company's domestic tax rate	(35,471)	21.0%	(90,866)	21.0%	(30,810)	21.0%
Tax effect of:
State taxes, net of federal benefits	(4,957)	2.9%	(20,744)	4.8%	(5,276)	3.6%
280E limitations	36,737	(21.8)%	42,443	(9.8)%	24,293	(16.6)%
Non-deductible partnership income	2,602	(1.5)%	2,799	(0.6)%	1,141	(0.8)%
Other Permanent Tax Differences	1,558	(0.9)%	(3,956)	0.9%	(12,962)	8.8%
Share-based compensation	955	(0.6)%	8,710	(2.0)%	6,727	(4.6)%
Change in tax status	—	—	—	—	(670)	0.5%
Other items	2,538		741	(0.2)%	1,301	(0.9)%
Provision to Return Adjustment	(2,126)		13,825	(3.2)%	1,207	(0.8)%
Goodwill impairment	3,553	(2.1)%	35,835	(8.3)%	15,189	(10.4)%
	$5,389	(3.2)%	$(11,213)	2.6%	$139	(0.1)%

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

The tax effects of the temporary differences giving rise to deferred tax assets and deferred tax liabilities as of December 31, 2023, 2022, and 2021 are summarized in the table below:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net Operating Loss Carryforwards	$20,888	$14,066	$9,783
Derivative liability	65	125	3,426
Inventory	1,639	1,275	788
Stock Based Compensation	3,420	3,288	7,815
Capitalized Expenses	20,737	20,769	3,742
Reserves	2,622	2,741	22,897
Right of Use Assets	42,965	37,652	41,999
Sale Leaseback	1,554	1,552	1,630
Other Assets	1,965	1,626	1,142
Gross Deferred Tax Assets	95,855	83,094	93,222
Valuation Allowance	(16,238)	(9,202)	(4,876)
Total Deferred Tax Assets, net	$79,617	$73,892	$88,346

Deferred Tax Liabilities
Property, Plant and Equipment	$748	$(2,427)	$(2,399)
Intangibles	(13,459)	(32,661)	(115,621)
Accruals	(90)	(91)	(1,126)
Debt discount	(3,556)	(5,712)	(7,784)
Right of Use Liabilities	(40,290)	(35,904)	(40,893)
Gross Deferred Tax Liabilities	$(56,647)	$(76,795)	$(167,823)
Net Deferred Tax Liabilities	$—	$2,903	$79,477
Net Deferred Tax Assets	$22,970	$—	$—

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management assesses both positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The valuation allowance as of December 31, 2023, 2022, and 2021 are $16,238, $9,202, and $4,876 respectively. The total change in the 2023 and 2022 valuation allowance, which was an increase of $7,036 and $4,326 respectively, is related to foreign activity and other activities.

During the year ended December 31, 2023 the company recorded a deferred tax asset pertaining to a deemed asset acquisition. The future tax benefit related to this acquisition is expected to be subject to 280E.

As of December 31, 2023, the Company has $0 of gross federal net operating loss carryforwards which will not expire. The Company has $55,563 of gross state net operating loss carryforwards which begin to expire in 2036. The company has $60,605 of gross foreign net operating loss carryforwards which begin to expire in 2027.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$5,221
Increases (Decreases) for prior years	183
Reductions for Expiration of Statute of Limitations	(1,293)
Balance as of December 31, 2021	4,111
Reductions for Expiration of Statute of Limitations	(1,337)
Balance as of December 31, 2022	$2,774
Reductions for Expiration of Statute of Limitations	(761)
Balance as of December 31, 2023	$2,013

As of December 31, 2023 and 2022, the company had $2,013 and $2,774 respectively of gross unrecognized tax benefits, $0 and $0 respectively of which would impact the effective income tax rate if recognized. As of December 31, 2023, 2022, and 2021 the Company recognized interest and penalties related to uncertain tax positions of $903, $554, and $800 respectively. The unrecognized tax benefits recorded by the company relate to historical tax positions taken by businesses previously acquired by the Company. The Company is subject to indemnification of any assessments related to these specific positions and has established a receivable for the same amount of the reserve. The US federal statute of limitations remains open for the tax year 2019 through the present. The state return statute of limitations generally remains open for the tax year 2019 through the present.
15.
EARNINGS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(174,287)	$(421,481)	$(146,853)
Less: Net loss attributable to non-controlling interests	1,425	(5,476)	(3,756)
Net loss attributable to shareholders	$(175,712)	$(416,005)	$(143,097)

Denominator:
Weighted average shares outstanding - basic and diluted	402,776,616	392,571,102	338,754,694
Loss per share - basic and diluted	$(0.44)	$(1.06)	$(0.42)

Certain share based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Warrants	—	—	1,115,902
Convertible Debt	11,479,199	13,362,177	17,780,750
Share based payment	—	—	10,103,325
	11,479,199	13,362,177	28,999,977

16.
LEASING ACTIVITIES

The Company leases its facilities under operating leases that provide for the payment of real estate taxes and other operating costs in addition to normal rent. The Company’s real estate leases typically have terms of 1 to 15 years. Certain leases include extension options exercisable from one to five years before the end of the cancellable lease term. The Company typically leases equipment and vehicles with standard lease terms of 3 to 5 years. Expenses recognized relating to short-term leases and leases of low value during the years ended December 31, 2023 and 2022 were immaterial.

The following summarizes the weighted average remaining lease term and discount rate as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating leases	14.1 years	15.4 years
Finance leases	9.1 years	9.5 years

Weighted Average Discount Rate
Operating leases	7.01%	7.01%
Finance leases	7.49%	7.74%

The maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating	Finance
Year Ending December 31:
2024	$22,909	$10,848
2025	23,922	8,773
2026	23,587	6,531
2027	23,019	6,666
2028	21,686	5,823
Thereafter	201,471	32,405
Total lease payments	316,594	71,046
Less: interest	(124,882)	(19,817)
Present value of lease liabilities	$191,712	$51,229

The following summarizes the line items in the income statements which include the components of lease expense for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating lease expense	$28,860	$27,598
Included in	-	-
Cost of sales	16,794	16,537
Selling, general and administrative expenses	12,066	11,061
Finance lease costs:	14,015	13,746
Amortization of lease assets included in cost of sales	7,146	6,753
Amortization of lease assets included in selling, general and administrative costs	2,691	1,445
Interest on lease liabilities included in interest (expense) income, net	4,178	5,548
Total lease costs	$42,875	$41,344

The following summarizes cash flow information related to leases for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,547	$24,614
Operating cash flows from finance leases	4,177	5,545
Financing cash flows from finance leases	6,788	5,815
Lease assets obtained in exchange for lease obligations:
Operating leases	5,114	30,040
Finance leases	991	(11,589)
Lease assets obtained in business acquisitions
Operating leases	$—	$973

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

Expense recognized by the Company for matching contributions made to the 401(k) Plan was $1,328 and $1,118 for the years ended December 31, 2023, and December 31, 2022, respectively.

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

The Green Leaf Transaction closed on June 11, 2021. By letters dated April 22, 2022, June 1, 2022 and March 14, 2023, the Company notified the shareholder representative (“SRS”) for the former Green Leaf shareholders, including a director of the Company, that the Company was seeking indemnification of approximately $11 million for certain preclosing taxes paid by the Company on behalf of the former Green Leaf shareholders. By letter dated July 14, 2022, SRS notified the Company that the former Green Leaf shareholders were making an indemnification claim to the Company for $17.6 million related to alleged damages arising out of certain alleged undisclosed and under-disclosed litigation matters. By letter dated October 6, 2022, SRS sent an updated demand letter seeking in excess of $75 million from the Company. In addition to the claims raised in SRS’s July 14, 2022 letter, SRS demanded payment of at least $58 million for Green Leaf’s purported achievement of a milestone payout contemplated in the Green Leaf Transaction for the time period July 1, 2021 to June 30, 2022. The Company, based on a third-party assessment, determined that the milestone was not achieved. The parties engaged in preliminary negotiations, including a non-binding mediation, about the possibility of entering into a global resolution of outstanding disputes. On March 2, 2023, SRS filed a complaint in the Circuit Court for Baltimore City, Maryland against the Company, a Company subsidiary, the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, seeking in excess of $72 million in damages, in addition to punitive damages, based on asserted legal claims of breach of contract, fraud and intentional misrepresentation, negligent misrepresentation, tortious interference with a contract, breach of a fiduciary duty, aiding and abetting a breach of a fiduciary duty and civil conspiracy. On August 29, 2023, the Court dismissed all claims in the Complaint other than the breach of contract claim, thereby resulting in the Company’s Chairman, CEO and CFO, as well as the third-party firm that prepared the aforementioned assessment, no longer being parties in the lawsuit. On October 20, 2023, SRS as well as certain former Green Leaf executives, as individuals and on behalf of former Green Leaf shareholders, filed an amended complaint against the Company and a subsidiary of the Company asserting breach of contract claims. At present, a stay has been entered in the case while the parties attempt to globally resolve outstanding disputes, which now also includes disputes relating to a dispensary located in Rockville, MD. If such global resolution is not achieved, the Company will assert defenses with respect to the claims in the amended complaint. However, there can be no assurance that such defenses will be successful and, if they are not successful, that the direct or indirect losses will not be material. Similarly, in the absence of a global resolution, the Company intends to continue to pursue legal recourse against the former Green Leaf shareholders with respect to the approximately $11 million owed to the Company for certain preclosing tax payments.

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

18.
FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2023
Derivative liability	$—	$—	$(119)	$(119)
	$—	$—	$(119)	$(119)

December 31, 2022
Derivative liability	$—	$—	$(235)	$(235)
	$—	$—	$(235)	$(235)

During the period included in these financial statements, there were no transfers of amounts between levels. For fair value measurements of assets and liabilities that are done on a non-recurring basis, refer to Note 20.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value.

The carrying amounts of accounts receivable, other current assets, accounts payable and other current liabilities, current portion of long-term debt and lease liability as of December 31, 2023 and 2022 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2023 and 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, accounts receivable included within prepaid expenses and other assets, and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

19.
GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2022	$19,274	$156,911	$45,936	$16,944	$239,065
Impairment	(19,274)	(44,567)	---	(1,681)	(65,522)
Disposals	---	(3,644)	---	---	(3,644)
Balance of December 31, 2023	$—	$108,700	$45,936	$15,263	$169,899

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2022	$—	$(46,306)	$(15,601)	$(12,619)	$(74,526)
Amortization	---	(12,852)	(4,964)	(790)	(18,606)
Balance of December 31, 2023	$—	$(59,158)	$(20,565)	$(13,409)	$(93,132)

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2021	$184,018	$285,854	$59,694	$52,500	$582,066
Business acquisitions	5,899	—	—	—	5,899
Adjustments to purchase price	—	(7,331)	—	—	(7,331)
Impairment	(170,643)	(120,165)	(13,758)	(35,556)	(340,122)
Disposals	—	(1,447)	—	—	(1,447)
Balance of December 31, 2022	$19,274	$156,911	$45,936	$16,944	$239,065

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2021	$—	$(19,271)	$(7,037)	$(3,953)	$(30,261)
Amortization	—	(27,300)	(8,564)	(8,666)	(44,530)
Disposals	—	265	—	—	265
Balance of December 31, 2022	$—	$(46,306)	$(15,601)	$(12,619)	$(74,526)

The carrying value of goodwill in each reporting unit is indicative of the expected growth and development of the business. In the fourth quarter of fiscal 2023, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. The decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Company’s California and Colorado businesses, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.

The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis performed during the fourth quarter of 2023:

Goodwill impairment testing
	gLeaf	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5	5
Discount rate	17%	17%	17%
Terminal value multiple / rate	2%	2%	2%

The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management performed the impairment test on the Colorado, California, and gLeaf (mostly Pennsylvania) asset groups for the definite lived assets impairment. The Company determined that the California and Colorado reporting units were impaired. The significant assumptions applied in the determination of the recoverable amount are described below:

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

There was no impairment in the Company’s Green Leaf (primarily Pennsylvania) Reporting Unit and $65,522 recorded as impairment of its goodwill and intangible assets of its California and Colorado Reporting Units.

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

Impairment – 2022

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

The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis during the fourth quarter:

		Goodwill impairment testing
	gLeaf	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5	5
Discount rate	17.2%	13.75%	13.5%
Terminal value multiple / rate	2%	3.0%	3.0%

The impairment assessment process for 2021 covered the Colorado and California Reporting Units, with the only difference in estimates used in 2022 described in the table above being the discount rates at 15.5% and 18%, respectively.

The below table summarizes the estimated aggregate amortization expense expected to be recognized on the intangible assets:

Selling, general and administrative expenses included the following:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Goodwill impairment	$19,274	$170,643	$72,328
Amortization expenses	18,606	44,530	26,081

Future estimated amortization expense:	Amount
2024	$11,698
2025	11,623
2026	10,522
2027	9,772
2028	9,489
2029 and thereafter	23,663
Total	$76,767

The Company will continue to monitor the impact of the goodwill associated with this reporting unit, and should it suffer additional declines in actual or forecasted financial results, the risk of goodwill impairment would increase.

20.
NET ASSETS HELD FOR SALE

During 2023, the Company committed to a plan to sell its Utah operations. Accordingly, certain of the assets and liabilities held by the Company’s Utah subsidiary were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2023. The sale of the Utah assets was completed on March 7, 2024.

During 2022, in conjunction with the proposed transaction with Cresco Labs, the Company committed to a plan to sell parts of its operations in Florida, Illinois, Massachusetts, Ohio and New York. The divestiture of the Assets was required for Cresco to close its previously announced acquisition of the Company. On November 4, 2022 the Company and Cresco jointly announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets to an entity owned and controlled by Sean “Diddy” Combs (the "Combs Transaction"). Accordingly, certain of the Company's long-lived assets and liabilities held in these three markets were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2022. As a result of the termination of the proposed transaction with Cresco Labs, and termination of the proposed Combs Transaction, it was determined that the assets and liabilities in these three markets should no longer be classified as assets and liabilities held for sale.

The planned disposals as of December 31, 2023 did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	December 31, 2023	December 31, 2022
Property, plant and equipment	$414	$9,392
Right-of-use assets	115	19,001
Prepaid expenses and other current assets	1,223	696
Assets held for sale	$1,752	$29,089
Accounts payable and other liabilities	(1,161)	-
Lease liabilities	(114)	(20,179)
Liabilities held for sale	$(1,275)	$(20,179)

The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

21.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	December 31, 2023	December 31, 2022
Accrued acquisition and settlement of pre-existing relationships	$—	$100
Taxes - property and other	12,067	9,306
Other accrued expenses	26,323	29,021
Payroll liabilities	13,260	14,516
Other current liabilities	7,009	10,011
Construction in progress	—	1,620
Accrued expenses and other current liabilities	$58,659	$64,574

22.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Details of the Company’s selling, general and administrative expenses are summarized in the table below:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Salaries and benefits	$90,302	$125,702	$107,081
Professional fees	13,290	19,208	21,440
Depreciation and amortization	35,358	59,470	36,321

Operating facilities costs	41,759	42,631	31,562
Operating office and general expenses	10,612	9,879	14,691
Advertising and promotion	5,386	14,173	16,255
Other fees and expenses	2,884	6,267	4,702
Total selling, general and administrative expenses	$199,591	$277,330	$232,052

23.
OTHER (EXPENSE) INCOME, NET

Details of the Company’s other (expense) income, net is summarized in the table below:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Change in fair value of the derivative liability	$(116)	$(6,560)	$(13,286)
Acquisition and settlement of pre-existing relationships	—	—	75,655
(Gain) loss on remeasurement of contingent consideration	—	(37,362)	(59,362)
Loss on disposal group	6,122	—	—
Impairment of disposal group	—	—	2,000
Earnout adjustment	—	349	—
Loss on Restructuring	5,396	3,089	—
Loss on conversion of Convertible Notes	—	—	1,580
Other (income) expense, net	(188)	6,605	(252)
Rental income	(2,421)	(3,564)	—
Total other expense, net	$8,793	$(37,443)	$6,335

24.
NON-CONTROLLING INTERESTS

The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total
Summarized balance sheet	December 31, 2023
Current assets	$1,206	$2,731	$3,208	$590	$316	$10,214	$7	$18,714	$268	$12,977	$—	$9	$30,503	$80,743
Current liabilities	(2,408)	(50)	(1,076)	(63)	(982)	(9,259)	—	(7,581)	(1,532)	(1,014)	—	(5)	$(21,089)	(45,059)
Current net assets (liabilities)	(1,202)	2,681	2,132	527	(666)	955	7	11,133	(1,264)	11,963	—	4	9,414	35,684

Non-current assets	$515	$996	$8,295	$—	$653	$31,663	$5,118	$52,263	$1,569	$24,083	$—	$—	$2,024	127,179
Non-current liabilities	(19,041)	(1,707)	(9,555)	(10,973)	(3,650)	(18,383)	(1)	(53,131)	(1,333)	(41,955)	—	4	$(3,851)	(163,576)
Non-current net assets (liabilities)	(18,526)	(711)	(1,260)	(10,973)	(2,997)	13,280	5,117	(868)	236	(17,872)	—	4	(1,827)	(36,397)
Accumulated NCI	$—	$256	$—	$—	$(149)	$(228)	$—	$797	$(1,642)	$—	$—	$3	$(557)	$(1,520)

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Leafy Greens Medical Inc.	Total
Summarized balance sheet	December 31, 2022
Current assets	$1,490	$2,731	$3,669	$159	$596	$6,129	$271	$14,108	$494	$9,150	$1,299	$797	$10,526	$51,419
Current liabilities	(1,977)	(50)	(1,136)	(106)	(445)	(5,503)	(358)	(3,946)	(1,174)	(742)	(311)	(418)	(6,194)	(22,360)
Current net assets (liabilities)	(487)	2,681	2,533	53	151	626	(87)	10,162	(680)	8,408	988	379	4,332	29,059

Non-current assets	1,075	896	10,162	—	422	32,895	5,118	58,486	427	26,097	5,352	799	1,668	143,397
Non-current liabilities	(18,956)	(1,662)	(12,633)	(11,034)	(3,542)	(31,458)	(4,631)	(69,409)	(1,236)	(39,142)	(11,275)	(1,611)	(2,863)	(209,452)
Non-current net assets (liabilities)	(17,881)	(766)	(2,471)	(11,034)	(3,120)	1,437	487	(10,923)	(809)	(13,045)	(5,923)	(812)	(1,195)	(66,055)
Accumulated NCI	$—	$291	$—	$—	$(117)	$165	$—	$25	$(876)	$—	$(4,934)	$(16)	$(919)	$(6,381)

The net change in the non-controlling interests is summarized in the table below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Green Leaf Medical Inc.	Other	Total
Balance, December 31, 2020	$(17,688)	$273	$—	$(3,606)	$(56)	$—	$(134)	$5,472	$(177)	$(2)	$—	$(3,880)	$(77)	$—	$—	$(19,875)
Net income (loss) attributable to NCI	(1,426)	10	0	(1,416)	(24)	0	29	(21)	(100)	(48)	—	389	(1,283)	129	5	(3,756)
Other adjustments	—	—	—	5,022	—	—	—	(5,451)	—	—	—	3,492	—	—	—	3,063
Balance, December 31, 2021	$(19,114)	$283	$—	$—	$(80)	$—	$(105)	$—	$(277)	$(50)	$—	$1	$(1,360)	$129	$5	$(20,568)
Net income (loss) attributable to NCI	(550)	8	—	—	(37)	—	270	—	302	(826)			(3,574)	(1,048)	(21)	(5,476)
Other adjustments	19,664											(1)				$19,663
Balance, December 31, 2022	$—	$291	$—	$—	$(117)	$—	$165	$—	$25	$(876)	$—	$—	$(4,934)	$(919)	$(16)	$(6,381)
Net income (loss) attributable to NCI	-	10	-	-	(26)	-	873	-	772	(766)	-	-		562	—	1,425
Other adjustments	-	(45)	-	-	(6)	-	(1,266)	-	-		-	-	4,934	(200)	19	3,436
Balance, December 31, 2023	$—	$256	$—	$—	$(149)	$—	$(228)	$—	$797	$(1,642)	$—	$—	$—	$(557)	$3	$(1,520)

*
Represents non-controlling interests acquired as a result of the Green Leaf Transaction.

During the year ended December 31, 2022, VentureForth Holdings, LLC, a consolidated subsidiary which previously had a management services agreement with the company, was acquired by merger. The Company issued 18,755,082 common shares and issued approximately $26,000,000 to buyout the non-controlling interest in VentureForth LLC and resolve any litigation relating to VentureForth LLC.

25.
VALUATION AND QUALIFYING ACCOUNTS

			Acquired
	Balance at	Charged	through			Balance at
	Beginning of	to	business	Deductions	Other	end of
	Year	income	combinations	from reserve	adjustments	Year
Allowance for doubtful accounts, including credit card reserves
Year ended December 31, 2023	$3,142	$3,327	$—	$—	$43	$6,512
Year Ended December 31, 2022	$2,542	$1,424	$—	$(824)	$—	$3,142

26.
DIVESTITURES

Missouri Business Divestiture

Columbia Care MO, LLC is licensed to sell medical and adult-use marijuana at its dispensary, as well as produce medical and adult-use marijuana products at its processing facility. The Company supported Columbia Care MO, LLC through management services agreements. In 2022, the Company began considering strategic options for Columbia Care MO, LLC, including the potential for the sale of its associated assets and liabilities (the “Missouri Business”). On March 13, 2023, a definitive agreement was signed to sell the Missouri Business, which is considered non-core, and the Company no longer operated the Missouri Business as of that date. The assets of the Missouri Business are comprised of one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million, approximately $3 million of which is outstanding as of December 31, 2023.

As of December 31, 2023, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care MO, LLC for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	Year ended
	2023	2022	2021
Revenue	$221	$587	$121
Expenses	$1,954	$3,757	$1,405

Utah Business Divestiture

On October 6, 2023, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Utah operations (the “Utah Business”) which are considered non-core and comprised of one dispensary and one cultivation facility. The Utah Business is being divested for gross proceeds of approximately $6.5 million, with approximately $3.9 million due on closing of the transaction, and a $2.6 million Seller note payable to the Company not later than July 2025. The sale of the Utah assets was completed on March 7, 2024.

27. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after December 31, 2023 through the filing of these audited annual financial statements. Certain subsequent events noted in these audited annual financial statements include the following:

•
Through March 11, 2024, $10 million of the potential $25 million exchange of 6% Notes as described in “January 2024 Debt Exchange” has been completed.
•
On March 7, 2024, the Company completed the Closing of the Utah divestiture, resulting in $6.5 million of gross proceeds, $2.6 million of which is in the form of a Seller note.
•
On January 15, 2024, Mr. Hart was promoted to the role of Chief Executive Officer of the Company. In connection with his promotion, Mr. Hart entered into an amended and restated employment agreement with the Company on March 11, 2024.
•
On January 15, 2024, Mr. Channon was promoted to the role of President of the Company. In connection with his promotion, Mr. Channon entered into an amended and restated employment agreement with the Company on March 11, 2024.
•
On January 15, 2024, Mr. Vita retired as Chief Executive Officer. In connection therewith, the Company entered into a separation and release of claims agreement with Mr. Vita on March 13, 2024.

With the exception of these events, no events have occurred that would require adjustment to the disclosures in these audited annual consolidated statements.