Form 10-Q
period 2024-03-31
Cannabist Co Holdings Inc.
filed 2024-05-09
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 7, 2024, there were 448,544,488 shares of common stock, no par value per share (the “Common Shares”), outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•
the impact of the termination of the Cresco Labs Inc. transaction on the Company’s current and future operations, financial condition and prospects;
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.

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

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$44,473	$35,764
Accounts receivable, net of allowances of $6,993 and, $6,512, respectively	10,217	15,601
Inventory	111,498	111,633
Prepaid expenses and other current assets	23,599	22,777
Assets held for sale	100	1,752
Total current assets	189,887	187,527

Property and equipment, net	291,125	298,498
Right of use assets - operating leases, net	179,581	181,823
Right of use assets - finance leases, net	34,087	36,450
Intangible assets, net	73,177	76,767
Deferred taxes	23,804	22,970
Notes Receivable	6,071	3,960
Other non-current assets	15,099	15,116
Total assets	$812,831	$823,111

Liabilities and Equity
Current liabilities:
Accounts payable	$36,575	$29,797
Accrued expenses and other current liabilities	51,289	58,659
Income tax payable	56,255	47,358
Current portion of lease liability - operating leases	9,616	9,711
Current portion of lease liability - finance leases	7,362	7,339
Current portion of long-term debt, net	4,882	5,905
Liabilities held for sale	—	1,275
Total current liabilities	$165,979	$160,044

Long-term debt, net	304,637	297,478
Long-term lease liability - operating leases	180,351	182,001
Long-term lease liability - finance leases	42,105	43,890
Derivative liability	2,466	119
Other long-term liabilities	74,385	74,227
Total liabilities	769,923	757,759

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of March 31, 2024 and December 31, 2023, respectively, 448,216,620 and 420,265,306 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of March 31, 2024 and December 31, 2023, respectively, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of March 31, 2024 and December 31, 2023, respectively; 7,701,826 and 9,807,881 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	1,159,336	1,146,154
Accumulated deficit	(1,115,413)	(1,079,282)
Equity attributable to The Cannabist Company Holdings Inc.	43,923	66,872
Non-controlling interest	(1,015)	(1,520)
Total equity	42,908	65,352
Total liabilities and equity	$812,831	$823,111

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Revenues, net of discounts	$122,611	$124,535
Cost of sales related to inventory production	(80,074)	(77,454)
Gross Margin	$42,537	$47,081
Selling, general and administrative expenses	(53,273)	(55,350)
Loss from operations	(10,736)	(8,269)
Other expense:
Interest expense on leases	(940)	(1,098)
Interest expense	(9,034)	(12,573)
Other (income), net	(4,990)	(3,943)
Total other expense	(14,964)	(17,614)
Loss before provision for income taxes	(25,700)	(25,883)
Income tax expense	(8,868)	(10,689)
Net loss and comprehensive loss	(34,568)	(36,572)
Net loss attributable to non-controlling interests	505	768
Net loss attributable to shareholders	$(35,073)	$(37,340)

Weighted-average number of shares used in earnings per share - basic and diluted	445,633,865	401,438,546
Loss attributable to shares (basic and diluted)	$(0.08)	$(0.09)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	$181,325

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	420,265,306	9,807,881	$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352
Equity-based compensation (1)	—	—	3,182	—	3,182	—	3,182
Conversion of convertible notes	25,845,259	—	10,000	—	10,000	—	10,000
Conversion between classes of shares	2,106,055	(2,106,055)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	(1,058)	(1,058)	—	(1,058)
Net loss	—	—	—	(35,073)	(35,073)	505	(34,568)
Balance as of March 31, 2024	448,216,620	7,701,826	$1,159,336	$(1,115,413)	$43,923	$(1,015)	$42,908

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(34,568)	$(36,572)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	13,964	15,063
Equity-based compensation	3,182	6,515
Debt amortization expense	1,857	2,291
Loss on deconsolidation of subsidiary	211	2,473
Provision for obsolete inventory and other assets	5,430	615
Change in fair value of derivative liability	2,347	30
Deferred taxes	(834)	766
Other	(92)	134
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,012	(2,322)
Inventory	(5,297)	(6,315)
Prepaid expenses and other current assets	(823)	(2,442)
Other assets	129	6,126
Accounts payable	7,351	8,134
Accrued expenses and other current liabilities	(7,391)	(4,874)
Income taxes payable	8,898	9,194
Other long-term liabilities	(1,587)	(2,221)
Net cash used in operating activities	(6,211)	(3,405)
Cash flows from investing activities:
Purchases of property and equipment	(965)	(5,724)
Proceeds from sale of license	329	—
Proceeds from deconsolidation of MO entity	—	3,040
Net proceeds from sale of UT business	2,999	—
Cash paid on deposits, net	40	132
Net cash provided by (used in) investing activities	2,403	(2,552)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	15,600	—
Payment of debt issuance costs	(802)	—
Payment of lease liabilities	(1,762)	(1,588)
Repayment of sellers note	(375)	(375)
Repayment of debt	—	(170)
Repayment of mortgage notes	(144)	—
Taxes paid on equity based compensation	—	96
Net cash provided by (used in) financing activities	12,517	(2,037)

Net increase (decrease) in cash	8,709	(7,994)
Cash and restricted cash at beginning of the period	39,337	49,488
Cash and restricted cash at end of period	$48,046	$41,494
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$44,473	$40,159
Restricted cash	$3,573	$1,335
Cash and restricted cash, end of period	$48,046	$41,494
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,776	$5,716
Operating cash flows from finance leases	$940	$1,081
Financing cash flows from finance leases	$1,762	$1,588
Cash paid for interest on other obligations	$13,414	$12,607
Cash paid for income taxes	$50	$729
Lease liabilities arising from the recognition of finance right-of-use assets	$—	$24
Lease liabilities arising from the recognition of operating right-of-use assets	$1,678	$3,264
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$572	$478
Discount on issuance of convertible debt	$(5,150)	$—
Reduction in debt from debt to equity conversion	$(10,000)	$—
Increase in equity from debt to equity conversion	$10,000	$—
Assets held for sale	$(1,652)	$—
Liabilities held for sale	$1,274	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE three months ended MARCH 31, 2024, and 2023

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

The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023, and 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Significant Accounting Judgments, Estimates and Assumptions

The Company’s significant accounting policies are described in Note 2 to the Company’s 2023 Form 10-K, filed with the SEC, on March 13, 2024. There have been no material changes to the Company’s significant accounting policies.

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Dispensary	$107,238	$109,156
Cultivation and wholesale	15,373	15,362
Other	—	17
	$122,611	$124,535

During the three months ended March 31, 2024, and March 31, 2023 the Company netted discounts of $36,379 and $33,225 respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	March 31, 2024	December 31, 2023
Accessories and supplies	$1,429	$1,158
Work-in-process - cannabis in cures and final vault	89,177	86,396
Finished goods - dried cannabis, concentrate and edible products	20,892	24,079
Total inventory	$111,498	$111,633

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts there was a $5,430 and $601 write-down during the three months ended March 31, 2024 and March 31, 2023 respectively.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	March 31, 2024	December 31, 2023
2026 Notes	$185,000	$185,000
2024 Notes	13,228	13,228
2027 Convertible Notes	25,750	—
2025 Convertible Notes	59,500	74,500
Mortgage Note	43,356	43,500
Acquisition related promissory notes	1,125	1,500
	327,959	317,728
Unamortized debt discount	(10,743)	(6,598)
Unamortized deferred financing costs	(7,697)	(7,747)
Total debt, net	309,519	303,383
Less current portion, net*	(4,882)	(5,905)
Long-term portion	$304,637	$297,478

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of March 31, 2024.

2026 Notes

On February 3, 2022, the Company closed a private placement (the “February 2022 Private Placement”) of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes are senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrue interest in arrears which is payable semi-annually and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% senior secured first-lien notes (the “13.0% Term Debt”), pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

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

2024 Notes

As further described in Note 4 under the sub-heading “Term debt” of the Financial Statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2023, on October 23, 2023, the Company retired $25 million of its 13% Notes due May 2024 (the “2024 Notes”) through a proportional redemption process.

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

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes.

The principal amount of the 2027 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt premium and debt issuance costs is amortized over the term of the 2027 Notes.

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

The 2025 Convertible Notes require interest-only payments until June 29, 2025, at a rate of 6.0% per annum, payable semi-annually in June and December and commencing in December 2021. The 2025 Convertible Notes are due in full on June 29, 2025. The Company incurred financing costs of $3,190 in connection with the 2025 Convertible Notes. The principal amount of the 2025 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2025 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2025 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $15,099 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the 2025 Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the consolidated statements of operations and comprehensive loss. The debt discount is amortized over the term of the 2025 Convertible Notes.

January 2024 Debt Exchange

On January 22, 2024, the Company entered into the Exchange Agreement with certain Holders of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to the Repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).

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

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through March 31, 2024, $10 million of the potential $25 million exchange has been completed.

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

Total interest and amortization expense on the Company’s debt obligations during the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Interest expense on debt	$7,315	$10,395
Amortization of debt discount	1,214	1,376
Amortization of debt premium	—	(26)
Amortization of debt issuance costs	643	941
Other interest (expense) income, net	(138)	(113)
Total interest expense, net	$9,034	$12,573

The weighted average interest rate on the Company’s indebtedness was 9.06%.

5. PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	March 31, 2024	December 31, 2023
Land and buildings	$115,277	$115,277
Furniture and fixtures	10,981	10,981
Equipment	43,429	43,123
Computers and software	3,985	4,033
Leasehold improvements	236,976	207,846
Construction in process	5,006	33,429
Total property and equipment, gross	415,654	414,689
Less: Accumulated depreciation	(124,529)	(116,191)
Total property and equipment, net	$291,125	$298,498

	Three months ended
	March 31, 2024	March 31, 2023
Total depreciation expense for three months ended	$8,338	$7,853
Included in:
Costs of sales related to inventory production	$5,201	$4,726
Selling, general and administrative expenses	$3,137	$3,127

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	March 31, 2024	December 31, 2023
Prepaid expenses	$9,899	8,486
Short term deposits	1,438	1,148
Other current assets	11,937	12,023
Excise and sales tax receivable	325	367
Prepaid taxes	—	753
Prepaid expenses and other current assets	$23,599	$22,777

7. OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	March 31, 2024	December 31, 2023
Long term deposits	$8,686	$8,686
Investment in affiliates	775	775
Restricted cash	3,573	3,573
Notes receivable	2,065	2,082
Other non-current assets	$15,099	$15,116

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	March 31, 2024	December 31, 2023
Taxes - property and other	$9,359	$12,067
Other accrued expenses	22,587	26,323
Payroll liabilities	10,994	13,260
Other current liabilities	8,349	7,009
Accrued expenses and other current liabilities	$51,289	$58,659

As of March 31, 2024, other accrued expenses include approximately $14,529 relating to a combination of indemnification claims, notices and demand letters received by the Company, including, without limitation, potential disputes arising out of the Green Leaf Transaction, together with a general accrual for estimated fees anticipated to close these matters. The outcome of any of these matters cannot yet be determined with any certainty and the Company will continue to rigorously defend any claims made against it.

9. SHAREHOLDERS’ EQUITY

The Company had the following activity during the three months ended March 31, 2024:

•
Issued 25,845,259 Common Shares in connection with the January 2024 Debt Exchange (as defined below and further detailed in Note 4).

10. WARRANTS

As of March 31, 2024 and December 31, 2023, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	March 31, 2024		December 31, 2023
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21,2026	11,122,105	1.96	11,122,105	1.96
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	5,394,945	10.35	5,394,945	10.35
	17,165,833	$4.83	17,165,833	$4.83

Warrant activity for the three months ended March 31, 2024 and 2023 are summarized in the table below:

		Weighted average
	Number of	exercise price
	Warrants	(Canadian Dollars)
Balance as of December 31, 2022	11,482,766	$7.22
Exercised	—	—
Expired	(1,723,250)	3.10
Balance as of March 31, 2023	9,759,516	7.95

Balance as of December 31, 2023	17,165,833	4.83
Exercised	—	—
Expired	—	—
Balance as of March 31, 2024	17,165,833	4.83

11. LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss	$(34,568)	$(36,572)
Less: Net loss attributable to non-controlling interests	505	768
Net loss attributable to shareholders	$(35,073)	$(37,340)

Denominator:
Weighted average shares outstanding - basic and diluted	445,633,865	401,438,546
Loss per share - basic and diluted	$(0.08)	$(0.09)

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect.

12. COMMITMENTS AND CONTINGENCIES

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

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Derivative liability	$—	$—	$(2,466)	$(2,466)
	$—	$—	$(2,466)	$(2,466)

December 31, 2023
Derivative liability	$—	$—	$(119)	$(119)
	$—	$—	$(119)	$(119)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, and other current assets, accounts payable, accrued expenses, and other current liabilities, current portion of long-term debt and lease liability as of March 31, 2024 and December 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2024 and December 31, 2023. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Goodwill	$—	$19,274
Less: Accumulated impairment on goodwill	—	(19,274)
Total goodwill, net	—	—

Licenses	108,371	108,700
Trademarks	45,936	45,936
Customer Relationships	15,263	15,263
Total intangible assets	169,570	169,899
Less: Accumulated amortization	(96,393)	(93,132)
Total intangible assets, net	$73,177	$76,767

The amortization expense for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Amortization expenses	3,261	4,803

15. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Salaries and benefits	$25,774	$28,566
Professional fees	2,556	2,853
Depreciation and amortization	7,080	8,589
Operating facilities costs	11,080	10,284
Operating office and general expenses	5,372	2,213
Advertising and promotion	1,005	1,939
Other fees and expenses	406	906
Total selling, general and administrative expenses	$53,273	$55,350

16. OTHER (INCOME) EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Change in fair value of the derivative liability	$2,347	30
Loss on deconsolidation	—	2,473
Restructuring expense	2,576	3,178
Other income, net	(87)	(296)
Loss on disposal of group	211	(600)
Rental income	(57)	(842)
Total other (income) expense, net	$4,990	$3,943

During 2022, the Company implemented three separate rounds of restructuring initiatives. The first round of restructuring initiatives, Round 1, began in May 2022, with the decision to close the Company’s Europe-based operations. The third and final round of 2022, Round 3, began in early November 2022 and involved headcount and canopy reduction.

During the three months ended March 31, 2024 and 2023 the Company recorded $2,576 and $3,178 in restructuring expense. As of March 31, 2024. the balance outstanding on the Company’s restructuring reserve was $4,922.

17. DIVESTITURE

Utah Business Divestiture

On October 6, 2023, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Utah operations (the “Utah Business”) which are considered non-core and comprised of one dispensary and one cultivation facility. The Utah Business was divested for gross proceeds of approximately $6.5 million, with approximately $3.9 million due on closing of the transaction, and a $2.6 million Seller note payable to the Company not later than July 2025. The sale of the Utah assets was completed on March 7, 2024.

As of March 31, 2024, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care UT, LLC for the three months ended March 31, 2024, and 2023:

	Three months ended
	March 31, 2024	March 31, 2023
Revenue	$943	$1,199
Expenses	$822	$1,202

18. SUBSEQUENT EVENTS

On May 6, 2024, the Company resolved a previously disclosed lawsuit relating to the Green Leaf Transaction, as further described in relevant detail in Part II – Other Information, Item 1. Legal Proceedings below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three months ended March 31, 2024 and 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2023 Form 10-K filed with the SEC on March 13, 2024 and subsequent securities filings.

The Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

THE CANNABIST COMPANY OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE

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

Growth and Profitability Strategies

We have a successful history of growing revenue and we believe we have a strong strategy aimed at increasing profitability. Our future depends, in part, on our ability to implement our strategy including (i) product innovations; (ii) penetration of current and new markets; (iii) growth of wholesale revenue through third party retailers and distributors; (iv) future development of e-commerce and home delivery distribution capabilities; (v) expansion of our cultivation and manufacturing capacity; and (vi) controlling costs. Our ability to implement this strategy depends, among other things, on our ability to develop new products that appeal to consumers, maintain and expand brand loyalty, maintain and improve product quality and brand recognition, maintain and improve competitive position in our current markets, and identify and successfully enter and market products in new geographic areas and segments.

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

Statement of Operations:

	Three months ended
	March 31, 2024	March 31, 2023	$ Change	% Change
Revenues	$122,611	$124,535	$(1,924)	(2)%
Cost of sales related to inventory production	(80,074)	(77,454)	(2,620)	3%
Gross profit	$42,537	$47,081	$(4,544)	(10)%
Selling, general and administrative expenses	(53,273)	(55,350)	2,077	(4)%
Loss from operations	(10,736)	(8,269)	(2,467)	30%
Other expense, net	(14,964)	(17,614)	2,650	(15)%
Income tax expense	(8,868)	(10,689)	1,821	(17)%
Net loss	(34,568)	(36,572)	2,004	(5)%
Net loss attributable to non-controlling interests	505	768	(263)	(34)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(35,073)	$(37,340)	$2,267	(6)%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.08)	$(0.09)	$0.01	(15)%
Weighted average number of shares outstanding—basic and diluted	445,633,865	401,438,546

Summary of Balance Sheet items:

	March 31, 2024	December 31, 2023
Total Assets	$812,831	$823,111
Total Liabilities	$769,923	$757,759
Total Long-Term Liabilities	$603,944	$597,715
Total Equity	$42,908	$65,352

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023	$ Change	% Change
Revenues	$122,611	$124,535	$(1,924)	(2)%
Cost of sales related to inventory production	(80,074)	(77,454)	(2,620)	3%
Gross profit	$42,537	$47,081	$(4,544)	(10)%
Selling, general and administrative expenses	(53,273)	(55,350)	2,077	(4)%
Loss from operations	(10,736)	(8,269)	(2,467)	30%
Other expense, net	(14,964)	(17,614)	2,650	(15)%
Loss before provision for income taxes	(25,700)	(25,883)	183	(1)%
Income tax expense	(8,868)	(10,689)	1,821	(17)%
Net loss	(34,568)	(36,572)	2,004	(5)%
Net income (loss) attributable to non-controlling interests	505	768	(263)	(34)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(35,073)	$(37,340)	$2,267	(6)%

Revenues

The decrease in revenue of $1,924 for the three months ended March 31, 2024, as compared to the prior year period, was driven by the net decline in revenue of $3,217 in our existing retail and wholesale operations and a decline of $476 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $1,769 during the three months ended March 31, 2024, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $2,620 for the three months ended March 31, 2024, as compared to the prior year period, was driven by a cost of sales increase of $2,616 in our existing retail and wholesale operations, including from inventory impairment, and by $601 from the expansion of new retail facilities. This was partly offset by a decline of $598 from the sale or closure of certain operations during the three months ended March 31, 2024, as compared to the prior period.

Gross Profit

The decrease in gross profit of $4,544 for the three months ended March 31, 2024, as compared to the prior year period, was directly attributable to the decline in revenues and increased cost of sales as described above. The decline in gross margin (percent) was primarily driven by production facilities poised for future economies of scale and price compression.

Operating Expenses

The decrease of $2,077 in operating expenses for the three months ended March 31, 2024, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $2,792, depreciation and amortization of $1,509, professional fees of $297, advertisement and promotion expenses of $934, and operating office and general expenses of $500. This was partially offset by an increase in operating office and general expenses of $3,159 and operating facilities costs of $796.

Other Expense, Net

The decrease in other expense, net of $2,650 for the three months ended March 31, 2024, as compared to the prior year period, was primarily due to a decrease in interest expense on debt of $3,080, loss on deconsolidation from the sale or closure of certain operations of $2,473, restructuring expense of $602, amortization of debt discount of $162, amortization of debt issuance costs of $298, and interest expense on leases of $158. This was partially offset by an increase in the change in fair value of the derivative liability of $2,317, a loss on disposal of group of $811, a decrease in rental income earned of $785, and a decrease in other income of $209.

Provisions for Income Taxes

The Company recorded income tax expense of $8,868 for the three months ended March 31, 2024, as compared to an income tax expense of $10,689 for the three months ended March 31, 2023.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024, and 2023:

	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(34,568)	$(36,572)
Income tax	8,868	10,689
Depreciation and amortization	13,964	15,063
Interest expense, net and debt amortization	12,480	13,671
EBITDA (Non-GAAP measure)	$744	$2,851
Adjustments:
Share-based compensation	3,182	6,515
Transaction and other non-core costs, including costs associated with the Cresco Labs Inc. transaction, litigation expenses and other costs related to restructuring	—	1,317
Fair-value changes on derivative liabilities	2,346	30
Adjustments for acquisition and other non-core costs	6,245	—
Restructuring expense	2,576	3,178
Loss on deconsolidation	211	2,473
Adjusted EBITDA (Non-GAAP measure)	$15,304	$16,364
Revenue	$122,611	$124,535
Adjusted EBITDA (Non-GAAP measure)	15,304	16,364
Adjusted EBITDA margin (Non-GAAP measure)	12.5%	13.1%
Revenue	$122,611	$124,535
Gross profit	42,537	47,081
Gross margin	34.7%	37.8%

Adjusted EBITDA

The decrease in Adjusted EBITDA for the three months ended March 31, 2024, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

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

We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to focus on profitability, we endeavor to remain opportunistic on growth through expansion or acquisition, therefore our cash flow requirements and obligations could materially change. As of March 31, 2024, we did not have any significant external capital requirements.

Recent Financing Transactions

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

January 2024 Debt Exchange

On January 22, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to repurchase (the “Repurchase”) of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares.

Pursuant to the terms of the Exchange Agreement, the Holders shall:

•
by January 31, 2024, transfer $5 million principal amount of 2024 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares (the “Initial Exchange Price”) on Cboe prior to receipt of a Transfer notice;

•
provided that the five-day volume weighted average price of the Common Shares on the Cboe is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•
provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2024, transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024.

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through March 31, 2024, $10 million of the potential $25 million exchange has been completed.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes.

The Company determined that the 2027 Notes represent an obligation to issue a fixed number of shares for a fixed amount of liability. In accordance with ASC 480 – Distinguishing Liabilities from Equity, a conversion feature within a financial instrument to issue a variable number of equity units fails to meet the definition of equity. Accordingly, such a conversion feature must be accounted for as an embedded derivative liability and measured at fair value with changes in fair value recognized in the consolidated statements of operations. Upon initial recognition, the Company recorded a derivative liability of $2,362 within other long-term liabilities in the consolidated balance sheets and a corresponding debt premium and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt premium and debt issuance costs is amortized over the term of the 2027 Notes.

Mortgages

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•
The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,937 as of March 31, 2024. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•
The second agreement provides for $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $1,710 as of March 31, 2024. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Three months ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(6,211)	$(3,405)
Net cash provided by (used in) investing activities	2,403	(2,552)
Net cash provided by (used in) financing activities	12,517	(2,037)
Net increase (decrease) in cash	$8,709	$(7,994)

Operating Activities

During the three months ended March 31, 2024, operating activities used $6,211 of cash, primarily resulting from a net loss of $34,568, deferred taxes of $834, and other expenses of $92; this was partially offset by depreciation and amortization of $13,964, equity-based compensation expense of $3,182, loss on deconsolidation of subsidiary of $211, debt amortization expense of $1,857, provision for obsolete inventory and other assets of $5,430, change in fair value of derivative liability of $2,347, and net changes in operating assets and liabilities of $2,292. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $1,012, other assets of $129, increase in accounts payable of $7,351, and income tax payable of $8,898; this was offset by an increase in inventory of $5,297, prepaid and other expenses of $823, a decrease in accrued expenses and other current liabilities of $7,391, and other long-term liabilities of $1,587.

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

Investing Activities

During the three months ended March 31, 2024, investing activities provided $2,403 of cash mainly due to the proceeds from the sale of the UT business of $2,999 and proceeds from sale of license of $329. This was partially offset by purchases of property and equipment of $965.

During the three months ended March 31, 2023, investing activities used $2,552 of cash pursuant to purchases of property and equipment of $5,724. This was partially offset by proceeds from the deconsolidation of the Company's Missouri entity of $3,040 and cash received from deposits of $132.

Financing Activities

During the three months ended March 31, 2024, financing activities provided $12,517 of cash, mainly due to proceeds from issuance of convertible debt of $15,600. This was partially offset by payment of lease liabilities of $1,762, payment of debt issuance costs of $802, repayment of sellers note of $375, and repayment of mortgage notes of $144.

During the three months ended March 31, 2023, financing activities used $2,037 of cash, mainly due to the payment of lease liabilities of $1,588 and repayment of a seller's note of $375.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$383,400	$27,753	$33,042	$30,414	$29,984	$27,813	$234,394
Sale-Leaseback commitments	218,805	7,588	10,407	10,743	11,090	11,449	167,528
2026 Notes	185,000	—	—	185,000	—	—	—
2024 Notes	13,228	13,228	—	—	—	—	—
Interest on 2024 Notes and 2026 Notes	39,689	13,325	17,576	8,788	—	—	—
Convertible debt (principal)	85,250	—	59,500	—	25,750	—	—
Interest on convertible debt	11,415	4,416	4,102	2,318	579	—	—
Mortgage notes (principal)	43,356	430	653	16,459	18,100	7,714	—
Mortgage notes (interest)	15,384	3,545	4,640	4,564	2,005	630	—
Closing promissory note (principal)	1,125	1,125	—	—	—	—	—
Closing promissory note (interest)	45	45	—	—	—	—	—
Total contractual obligations	$996,697	$71,455	$129,920	$258,286	$87,508	$47,606	$401,922

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2024 and December 31, 2023, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

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

As of March 31, 2024, and December 31, 2023, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Price Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices. We are subject to the risk of price variability pursuant to our products due to competitive or regulatory pressures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant material changes to the market risks as disclosed in the Company’s 2023 Form 10-K. See also Financial Risk Management in Part I, Item 2 of this Form 10-Q.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 6, 2024, the Company resolved a lawsuit in Maryland state court, as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023 relating to the Company’s acquisition of Green Leaf Medical (the “Green Leaf Transaction”), a privately held, multi-state operator. As a part of that resolution, and in conjunction with the exchange of mutual releases of all claims relating to the Green Leaf Transaction, the Company will issue 4,848,019 common shares to the former Green Leaf shareholders. The common shares will be issued pursuant to Rule 506(b) of the Securities Act of 1933, as amended. The Company will be relying on Rule 506(b) because the issuances are not being made by general solicitation or advertising and the issuances are only being made to accredited investors.

Item 1A. Risk Factors

As of the date of this filing, except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2023 Form 10-K, which is incorporated by reference herein.

Item 2. Unregistered Sales of Securities and Use of Proceeds

See “Item 1. Legal Proceedings” above.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
See “Item 1. Legal Proceedings” above.
b)
Securities Trading Plans of Directors and Executive Officers

During the three ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
4.1

Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2

Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3

Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4

Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5

Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6

Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7

First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8

Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9

Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10

Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11

Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12

Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13

Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.13 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14

Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

4.15	Sixth Supplemental Indenture dated September 20, 2023 between The Cannabist Company Holdings Inc. and Odyssey Trust Company
4.16

Seventh Supplemental Indenture dated March 19, 2024 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.16 of the Registrant’s Form 8-K, filed with the SEC on March 20, 2024)

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

THE CANNABIST COMPANY HOLDINGS INC.

Date: May 9, 2024	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer