Form 10-Q
period 2024-06-30
Cannabist Co Holdings Inc.
filed 2024-08-08
CIK 1776738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 5, 2024, there were 462,020,116 shares of common stock, no par value per share (the “Common Shares”), outstanding.

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

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in thousands of U.S. dollars, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$22,332	$35,764
Accounts receivable, net of allowances of $7,385 and, $6,512, respectively	13,505	15,601
Inventory	116,131	111,633
Prepaid expenses and other current assets	15,190	22,777
Assets held for sale	100	1,752
Total current assets	167,258	187,527

Property and equipment, net	284,434	298,498
Right of use assets - operating leases, net	177,570	181,823
Right of use assets - finance leases, net	31,724	36,450
Intangible assets, net	70,273	76,767
Deferred taxes	24,050	22,970
Notes Receivable	6,689	3,960
Other non-current assets	15,117	15,116
Total assets	$777,115	$823,111

Liabilities and Equity
Current liabilities:
Accounts payable	$33,555	$29,797
Accrued expenses and other current liabilities	44,299	58,659
Income tax payable	64,724	47,358
Current portion of lease liability - operating leases	9,520	9,711
Current portion of lease liability - finance leases	7,172	7,339
Current portion of long-term debt, net	50,575	5,905
Liabilities held for sale	—	1,275
Total current liabilities	$209,845	$160,044

Long-term debt, net	247,456	297,478
Long-term lease liability - operating leases	178,959	182,001
Long-term lease liability - finance leases	40,475	43,890
Derivative liability	2,448	119
Other long-term liabilities	74,548	74,227
Total liabilities	753,731	757,759

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of June 30, 2024 and December 31, 2023, respectively, 461,943,098 and 420,265,306 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of June 30, 2024 and December 31, 2023, respectively, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of June 30, 2024 and December 31, 2023, respectively; 7,701,826 and 9,807,881 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	1,152,757	1,146,154
Accumulated deficit	(1,129,056)	(1,079,282)
Equity attributable to The Cannabist Company Holdings Inc.	23,701	66,872
Non-controlling interest	(317)	(1,520)
Total equity	23,384	65,352
Total liabilities and equity	$777,115	$823,111

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net of discounts	$125,190	$129,244	$247,801	$253,779
Cost of sales related to inventory production	(77,138)	(77,122)	(157,212)	(154,576)
Gross Margin	$48,052	$52,122	90,589	$99,203
Selling, general and administrative expenses	(40,046)	(52,073)	(93,319)	(107,423)
Profit / (loss) from operations	8,006	49	(2,730)	(8,220)
Other expense:
Interest expense on leases	(895)	(1,059)	(1,835)	(2,157)
Interest expense	(9,716)	(12,726)	(18,750)	(25,299)
Other income / (expense), net	(1,396)	(8,996)	(6,386)	(12,939)
Total other expense	(12,007)	(22,781)	(26,971)	(40,395)
Loss before provision for income taxes	(4,001)	(22,732)	(29,701)	(48,615)
Income tax expense	(9,642)	(6,305)	(18,510)	(16,994)
Net loss and comprehensive loss	(13,643)	(29,037)	(48,211)	(65,609)
Net profit / (loss) attributable to non-controlling interests	698	(174)	1,203	594
Net loss attributable to shareholders	$(14,341)	$(28,863)	$(49,414)	$(66,203)

Weighted-average number of shares used in earnings per share - basic and diluted	460,653,957	405,782,234	453,143,911	403,622,389
Loss attributable to shares (basic and diluted)	$(0.03)	$(0.07)	$(0.11)	$(0.16)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	$181,325
Equity-based compensation (1)	3,413,933	—	2,939	—	2,939	—	2,939
Distributions to non-controlling interest holders	—	—	—	—	—	(431)	(431)
Net loss	—	—	—	(28,863)	(28,863)	(174)	(29,037)
Balance as of June 30, 2023	396,823,519	9,955,661	$1,126,837	$(970,206)	$156,631	$(1,835)	$154,796

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	420,265,306	9,807,881	$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352
Equity-based compensation (1)	—	—	3,182	—	3,182	—	3,182
Conversion of convertible notes	25,845,259	—	10,000	—	10,000	—	10,000
Conversion between classes of shares	2,106,055	(2,106,055)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	(1,058)	(1,058)	—	(1,058)
Net loss	—	—	—	(35,073)	(35,073)	505	(34,568)
Balance as of March 31, 2024	448,216,620	7,701,826	$1,159,336	$(1,115,413)	$43,923	$(1,015)	$42,908
Equity-based compensation (1)	8,225,383	—	(9,399)	—	(9,399)	—	(9,399)
Conversion of convertible notes	655,736	—	200	—	200	—	200
Legal Settlement	4,845,359	—	2,620	—	2,620	—	2,620
Deconsolidation of subsidiary	—	—	—	1,031	1,031	—	1,031
Distributions	—	—	—	(333)	(333)	—	(333)
Net loss	—	—	—	(14,341)	(14,341)	698	(13,643)
Balance, June 30, 2024	461,943,098	7,701,826	$1,152,757	$(1,129,056)	$23,701	$(317)	$23,384

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(48,211)	$(65,609)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	27,547	29,678
Equity-based compensation	(4,962)	9,983
Debt amortization expense	4,307	4,485
Loss on deconsolidation of subsidiary	624	2,473
Loss on disposal group	—	9,049
Provision for obsolete inventory and other assets	5,642	979
Change in fair value of derivative liability	2,329	30
Deferred taxes	(1,080)	(4,384)
Legal Settlement	(1,108)	—
Other	(343)	1,832
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(3,904)	(4,454)
Inventory	(10,140)	(5,397)
Prepaid expenses and other current assets	(3,214)	(6,538)
Other assets	728	9,317
Accounts payable	4,138	10,949
Payroll liabilities	—	(859)
Accrued expenses and other current liabilities	12	(4,241)
Income taxes payable	17,367	13,485
Other long-term liabilities	609	(4,496)
Net cash used in operating activities	(9,659)	(3,718)
Cash flows from investing activities:
Purchases of property and equipment	(2,629)	(5,740)
Proceeds from sale of plant, property and equipment	—	169
Proceeds from sale of license	329	—
Net proceeds from sale of Utah business	2,999	—
Proceeds from deconsolidation of Missouri entity	—	3,040
Cash received on deposits, net	157	216
Net cash provided by (used in) investing activities	856	(2,315)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	15,600	—
Payment of debt issuance costs	(802)	—
Payment of lease liabilities	(3,582)	(3,196)
Repayment of sellers note	(750)	(750)
Repayment of debt	(13,228)	(313)
Repayment of mortgage notes	(279)	—
Distributions	(333)	—
Distributions to non-controlling interest holders	—	(431)
Taxes paid on equity based compensation	(1,255)	(433)
Net cash used in financing activities	(4,629)	(5,123)

Net increase (decrease) in cash	(13,432)	(11,156)
Cash and restricted cash at beginning of the period	39,337	49,488
Cash and restricted cash at end of period	$25,905	$38,332
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$22,332	$36,997
Restricted cash	$3,573	$1,335
Cash and restricted cash, end of period	$25,905	$38,332
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,565	$11,393
Operating cash flows from finance leases	$1,835	$2,117
Financing cash flows from finance leases	$3,582	$3,196
Cash paid for interest on other obligations	$20,575	$21,342
Cash paid for income taxes	$1,507	$8,336
Lease liabilities arising from the recognition of finance right-of-use assets	$3,639	$1,016
Lease liabilities arising from the recognition of operating right-of-use assets	$7,436	$4,711
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$386	$2,637
Discount on issuance of convertible debt	$(5,150)	$—
Reduction in debt from debt to equity conversion	$(10,200)	$—
Equity issued for legal settlement	$2,620	$—
Increase in equity from debt to equity conversion	$10,200	$—
Assets held for sale	$(1,652)	$—
Liabilities held for sale	$1,274	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, and 2023

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

The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023, and 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Revenue

The Company’s revenues are disaggregated as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Dispensary	$106,093	$114,038	$213,331	$223,194
Cultivation and wholesale	$19,097	15,190	$34,470	30,552
Other	$—	16	$—	33
	$125,190	$129,244	$247,801	$253,779

During the three and six months ended June 30, 2024 the Company netted discounts of $37,505 and $73,884, respectively, against the revenues. During the three and six months ended June 30, 2023, the Company netted discounts of $34,539 and $67,764, respectively, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.

3.
INVENTORY

Details of the Company’s inventory are shown in the table below:

	June 30, 2024	December 31, 2023
Accessories and supplies	$1,483	$1,158
Work-in-process - cannabis in cures and final vault	89,936	86,396
Finished goods - dried cannabis, concentrate and edible products	24,712	24,079
Total inventory	$116,131	$111,633

The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $211 and $5,617, respectively, during the three and six months ended June 30, 2024. As a result of certain restructuring efforts, there were write-downs of $36 and $637, respectively, during the three and six months ended June 30, 2023.

4.
CURRENT AND LONG-TERM DEBT

Current and long-term obligations, net, are shown in the table below:

	June 30, 2024	December 31, 2023
2026 Notes	$185,000	$185,000
2024 Notes	—	13,228
2027 Convertible Notes	25,550	—
2025 Convertible Notes	59,500	74,500
Mortgage Note	43,221	43,500
Acquisition related promissory notes	750	1,500
	314,021	317,728
Unamortized debt discount	(9,243)	(6,598)
Unamortized deferred financing costs	(6,747)	(7,747)
Total debt, net	298,031	303,383
Less current portion, net*	(50,575)	(5,905)
Long-term portion	$247,456	$297,478

*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of June 30, 2024.

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

The 2024 Notes require interest-only payments through May 14, 2024, at a rate of 13.0% per annum, payable semi-annually on May 31 and November 30, which commenced on November 30, 2020. The 2024 Notes were paid in full on May 14, 2024. The Company incurred financing costs of $3,373 in connection with the issuance of these 2024 Notes. The 2024 Notes contain customary terms and conditions, representations and warranties, and events of default.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through June 30, 2024, 655,736 shares were issued to convert $200 principal.

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
•
provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•
provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2024, (which date the parties extended to September 30, 2024, by amendment dated June 30, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024 (which date the parties extended to September 30, 2024, by amendment dated June 30, 2024).

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through June 30, 2024, $10 million of the potential $25 million exchange has been completed.

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

Total interest and amortization expense on the Company’s debt obligations during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense on debt	$7,398	$10,638	$14,713	$21,033
Amortization of debt discount	1,500	1,275	2,505	2,651
Amortization of debt premium	—	26	—	—
Amortization of debt issuance costs	950	893	1,802	1,834
Other interest expense (income), net	(132)	(106)	(270)	(219)
Total interest expense, net	$9,716	$12,726	$18,750	$25,299

The weighted average interest rate on the Company’s indebtedness was 9.05%.

5. PROPERTY AND EQUIPMENT

Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	June 30, 2024	December 31, 2023
Land and buildings	$115,277	$115,277
Furniture and fixtures	10,961	10,981
Equipment	43,497	43,123
Computers and software	3,985	4,033
Leasehold improvements	236,956	207,846
Construction in process	6,534	33,429
Total property and equipment, gross	417,210	414,689
Less: Accumulated depreciation	(132,776)	(116,191)
Total property and equipment, net	$284,434	$298,498

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total depreciation expense for three and six months ended	$8,314	$7,644	$16,652	$15,497
Included in:
Costs of sales related to inventory production	$5,216	$4,499	10,417	9,225
Selling, general and administrative expenses	$3,098	$3,145	6,235	6,272

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	June 30, 2024	December 31, 2023
Prepaid expenses	$11,819	8,486
Short term deposits	1,517	1,148
Other current assets	1,401	12,023
Excise and sales tax receivable	453	367
Prepaid taxes	—	753
Prepaid expenses and other current assets	$15,190	$22,777

The decrease in other current assets includes the resolution of a previously disclosed lawsuit relating to the Green Leaf Transaction, as disclosed in the Company's Form 10-Q for the quarter-ending March 31, 2024.

7. OTHER NON-CURRENT ASSETS

Details of the Company’s other non-current assets are summarized in the table below:

	June 30, 2024	December 31, 2023
Long term deposits	$8,721	$8,686
Investment in affiliates	775	775
Restricted cash	3,573	3,573
Notes receivable	2,048	2,082
Other non-current assets	$15,117	$15,116

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	June 30, 2024	December 31, 2023
Taxes - property and other	$11,697	$12,067
Other accrued expenses	13,837	26,323
Payroll liabilities	10,905	13,260
Other current liabilities	7,860	7,009
Accrued expenses and other current liabilities	$44,299	$58,659

The change in other accrued expenses includes the resolution of a previously disclosed lawsuit relating to the Green Leaf Transaction, as disclosed in the Company's Form 10-Q for the quarter-ending March 31, 2024.

9. SHAREHOLDERS’ EQUITY

The Company had the following activity during the three and six months ended June 30, 2024:

•
Issued 8,225,383 Common Shares upon vesting of Restricted Stock Units (RSUs) during the six months ended June 30, 2024.
•
Issued 25,845,259 Common Shares in connection with the January 2024 Debt Exchange (as defined below and further detailed in Note 4).
•
Issued 655,736 Common Shares in connection with the 2027 Convertible Notes in exchange for principal debt of $200.
•
Issued 4,845,359 Common Shares to resolve a lawsuit relating to the Green Leaf Transaction.

10. WARRANTS

As of June 30, 2024 and December 31, 2023, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	June 30, 2024		December 31, 2023
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21,2026	11,122,105	1.96	11,122,105	1.96
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	—	10.35	5,394,945	10.35
	11,770,888	$2.30	17,165,833	$4.83

Warrant activity for the six months ended June 30, 2024 and 2023 are summarized in the table below:

		Weighted average
	Number of	exercise price
	Warrants	(Canadian Dollars)
Balance as of December 31, 2022	11,482,766	$7.22
Expired	(5,439,038)	4.01
Balance as of June 30, 2023	6,043,728	10.11

Balance as of December 31, 2023	17,165,833	4.83
Expired	(5,394,945)	10.35
Balance as of June 30, 2024	11,770,888	2.30

11. LOSS PER SHARE

Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss	$(13,643)	$(29,037)	$(48,211)	$(65,609)
Less: Net profit / (loss) attributable to non-controlling interests	698	(174)	1,203	594
Net loss attributable to shareholders	$(14,341)	$(28,863)	$(49,414)	$(66,203)

Denominator:
Weighted average shares outstanding - basic and diluted	460,653,957	405,782,234	453,143,911	403,622,389
Loss per share - basic and diluted	$(0.03)	$(0.07)	$(0.11)	$(0.16)

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

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value Measurements

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Derivative liability	$—	$—	$(2,448)	$(2,448)
	$—	$—	$(2,448)	$(2,448)

December 31, 2023
Derivative liability	$—	$—	$(119)	$(119)
	$—	$—	$(119)	$(119)

During the period included in these financial statements, there were no transfers of amounts between levels.

The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value

The carrying amounts of cash and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, the current portion of long-term debt, and lease liability as of June 30, 2024 and December 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2024 and December 31, 2023. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Goodwill	$—	$19,274
Less: Accumulated impairment on goodwill	—	(19,274)
Total goodwill, net	—	—

Licenses	108,371	108,700
Trademarks	45,936	45,936
Customer Relationships	15,263	15,263
Total intangible assets	169,570	169,899
Less: Accumulated amortization	(99,297)	(93,132)
Total intangible assets, net	$70,273	$76,767

The amortization expenses for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization expenses	2,904	4,651	6,165	9,454

15. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and benefits	13,362	$25,191	$39,136	$53,757
Professional fees	2,392	3,284	4,948	6,137
Depreciation and amortization	6,685	8,463	13,765	17,052
Operating facilities costs	10,590	10,791	21,670	21,075
Operating office and general expenses	5,335	1,826	10,707	4,038
Advertising and promotion	802	1,231	1,807	3,170
Other fees and expenses	880	1,287	1,286	2,194
Total selling, general and administrative expenses	40,046	$52,073	$93,319	$107,423

16. OTHER (INCOME) EXPENSE, NET

Other expense, net is summarized in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Change in fair value of the derivative liability	$(18)	—	$2,329	$30
Loss on deconsolidation	413	—	624	2,473
Restructuring expense	1,966	66	4,542	3,244
Other (income) expense, net	(907)	186	(994)	(110)
Loss on disposal of group	—	9,649	—	9,049
Rental income	(58)	(905)	(115)	(1,747)
Total other (income) expense, net	$1,396	$8,996	$6,386	$12,939

During the six months ended June 30, 2024 and 2023 the Company recorded $4,542 and $3,244 in restructuring expense. As of June 30, 2024. the balance outstanding on the Company’s restructuring reserve was $4,731.

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

As of June 30, 2024, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of Columbia Care UT, LLC for the three and six months ended June 30, 2024, and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$—	$1,305	$943	$2,504
Expenses	$—	$1,194	$822	$2,396

18. SUBSEQUENT EVENTS

Eastern Virginia Divestiture

On July 29, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a portion of its Virginia operations (the "East Virginia Business") which are comprised of six dispensaries and one cultivation / manufacturing facility. The East Virginia Business is being divested for gross proceeds of $90 million, consisting of approximately $20 million in cash, $40 million of equity in the Buyer, Verano Holdings Corp., due on closing of the transaction, and a $30 million seller note payable to the Company over a two-year period.

Arizona Divestiture

On July 29, 2024, the Company entered into definitive agreements, subject to closing conditions, to dispose of its Arizona operations (the "Arizona Business") which are comprised of two dispensaries and one cultivation / manufacturing facility. The Arizona Business is being divested for gross proceeds of $15 million, with approximately all $15 million which was received on signing of the definitive agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six months ended June 30, 2024 and 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2023 Form 10-K filed with the SEC on March 13, 2024 and subsequent securities filings.

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

Statement of Operations:

	Three months ended				Six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
Revenues	$125,190	$129,244	$(4,054)	(3)%	$247,801	$253,779	$(5,978)	(2)%
Cost of sales related to inventory production	(77,138)	(77,122)	(16)	0%	(157,212)	(154,576)	(2,636)	2%
Gross profit	$48,052	$52,122	$(4,070)	(8)%	$90,589	$99,203	$(8,614)	(9)%
Selling, general and administrative expenses	(40,046)	(52,073)	12,027	(23)%	(93,319)	(107,423)	14,104	(13)%
Profit / (loss) from operations	8,006	49	7,957	16239%	(2,730)	(8,220)	5,490	(67)%
Other income / (expense), net	(12,007)	(22,781)	10,774	(47)%	(26,971)	(40,395)	13,424	(33)%
Income tax expense	(9,642)	(6,305)	(3,337)	53%	(18,510)	(16,994)	(1,516)	9%
Net loss	(13,643)	(29,037)	15,394	(53)%	(48,211)	(65,609)	17,398	(27)%
Net profit / (loss) attributable to non-controlling interests	698	(174)	872	(501)%	1,203	594	609	103%
Net loss attributable to The Cannabist Company Holdings Inc.	$(14,341)	$(28,863)	$14,522	(50)%	$(49,414)	$(66,203)	$16,789	(25)%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.03)	$(0.07)	$0.04	(56)%	$(0.11)	$(0.16)	$0.05	(34)%
Weighted average number of shares outstanding—basic and diluted	460,653,957	405,782,234			453,143,911	403,622,389

Summary of Balance Sheet items:

	June 30, 2024	December 31, 2023
Total Assets	$777,115	$823,111
Total Liabilities	$753,731	$757,759
Total Long-Term Liabilities	$543,886	$597,715
Total Equity	$23,384	$65,352

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	For the three months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenues	$125,190	$129,244	$(4,054)	(3)%
Cost of sales related to inventory production	(77,138)	(77,122)	(16)	0%
Gross profit	48,052	52,122	(4,070)	(8)%
Selling, general and administrative expenses	(40,046)	(52,073)	12,027	(23)%
Profit from operations	8,006	49	7,957	16239%
Other income / (expense), net	(12,007)	(22,781)	10,774	(47)%
Loss before provision for income taxes	(4,001)	(22,732)	18,731	(82)%
Income tax expense	(9,642)	(6,305)	(3,337)	53%
Net loss	(13,643)	(29,037)	15,394	(53)%
Net profit / (loss) attributable to non-controlling interests	698	(174)	872	(501)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(14,341)	$(28,863)	$14,522	(50)%

Revenues

The decrease in revenue of $4,054 for the three months ended June 30, 2024, as compared to the prior year period, was driven by the net decline in revenue of $2,770 in our existing retail and wholesale operations and a decline of $1,861 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $576 during the three months ended June 30, 2024, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $16 for the three months ended June 30, 2024, as compared to the prior year period, was driven by a cost of sales increase of $700 in our existing retail and wholesale operations, including from inventory impairment, and by $200 from the expansion of new retail facilities. This was partly offset by a decline of $884 from the sale or closure of certain operations during the three months ended June 30, 2024, as compared to the prior period.

Gross Profit

The decrease in gross profit of $4,070 for the three months ended June 30, 2024, as compared to the prior year period, was directly attributable to the decline in revenues and increased cost of sales as described above. The decline in gross margin (percent) was primarily driven by production facilities poised for future economies of scale and price compression.

Operating Expenses

The decrease of $12,027 in operating expenses for the three months ended June 30, 2024, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $11,829, depreciation and amortization of $1,778, professional fees of $892, advertisement and promotion expenses of $429, operating facilities costs of $201, and other fees and expenses of $407. This was partially offset by an increase in operating office and general expenses of $3,509.

Other Expense, Net

The decrease in other expense, net of $10,774 for the three months ended June 30, 2024, as compared to the prior year period, was primarily due to a decrease in loss on disposal group of $9,649, interest expense on debt of $3,240, amortization of debt premium of $26, interest expense on leases of $164, change in fair value of the derivative liability of $18, other interest expense (income), net of $26, and an increase in other income $1,093. This was partially offset by an increase in restructuring expense $1,900, rental income of $847, amortization of debt discount of $225, loss on deconsolidation of $413, and amortization of debt issuance costs of $57.

Provisions for Income Taxes

The Company recorded income tax expense of $9,642 for the three months ended June 30, 2024, as compared to an income tax expense of $6,305 for the three months ended June 30, 2023.

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenues	$247,801	$253,779	$(5,978)	(2)%
Cost of sales related to inventory production	(157,212)	(154,576)	(2,636)	2%
Gross profit	90,589	99,203	(8,614)	(9)%
Selling, general and administrative expenses	(93,319)	(107,423)	14,104	(13)%
Loss from operations	(2,730)	(8,220)	5,490	(67)%
Other income / (expense), net	(26,971)	(40,395)	13,424	(33)%
Loss before provision for income taxes	(29,701)	(48,615)	18,914	(39)%
Income tax expense	(18,510)	(16,994)	(1,516)	9%
Net loss	(48,211)	(65,609)	17,398	(27)%
Net profit attributable to non-controlling interests	1,203	594	609	103%
Net loss attributable to The Cannabist Company Holdings Inc.	$(49,414)	$(66,203)	$16,789	(25)%

Revenues

The decrease in revenue of $5,978 for the six months ended June 30, 2024, as compared to the prior year period, was driven by the net decline in revenue of $6,182 in our existing retail and wholesale operations and a decline of $2,618 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $2,822 during the six months ended June 30, 2024, as compared to the prior period.

Cost of Sales

The increase in cost of sales of $2,636 for the six months ended June 30, 2024, as compared to the prior year period, was driven by a cost of sales increase of $3,294 in our existing retail and wholesale operations, including from inventory impairment, and by $905 from the expansion of new retail facilities. This was partly offset by a decline of $1,563 from the sale or closure of certain operations during the six months ended June 30, 2024, as compared to the prior period.

Gross Profit

The decrease in gross profit of $8,614 for the six months ended June 30, 2024, as compared to the prior year period, was directly attributable to the decline in revenues and increased cost of sales as described above. The decline in gross margin (percent) was primarily driven by production facilities poised for future economies of scale and price compression.

Operating Expenses

The decrease of $14,104 in operating expenses for the six months ended June 30, 2024, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $14,621, depreciation and amortization of $3,287, advertisement and promotion expenses of $1,363, professional fees of $1,189, and other fees and expenses of $908. This was partially offset by an increase in operating office and general expenses of $6,669 and operating facilities costs of $595.

Other Expense, Net

The decrease in other expense, net of $13,424 for the six months ended June 30, 2024, as compared to the prior year period, was primarily due to a decrease in interest expense on debt of $6,320, loss on disposal of group of $9,049, loss on deconsolidation from the sale or closure of certain operations of $1,849, amortization of debt discount of $146, amortization of debt issuance costs $32, interest expense on leases of $322, an increase in other interest income of $51 and an increase in other income, net by $884. This was partially offset by an increase in the change in fair value of the derivative liability of $2,299, a decrease in rental income earned of $1,632, and an increase in restructuring expense of $1,298.

Provisions for Income Taxes

The Company recorded income tax expense of $18,510 for the six months ended June 30, 2024, as compared to an income tax expense of $16,994 for the six months ended June 30, 2023.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024, and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(13,643)	$(29,037)	$(48,211)	$(65,609)
Income tax	9,642	6,305	18,510	16,994
Depreciation and amortization	13,583	14,615	27,547	29,678
Interest expense, net and debt amortization	13,121	13,785	25,601	27,456
EBITDA (Non-GAAP measure)	$22,703	$5,668	$23,447	$8,519
Adjustments:
Share-based compensation	(8,144)	3,468	(4,962)	9,983
Transaction and other non-core costs, including costs associated with the Cresco Labs Inc. transaction, litigation expenses and other costs related to restructuring	(1,108)	1,465	(1,108)	2,782
Fair-value changes on derivative liabilities	(18)	—	2,329	30
Adjustments for Acquisition and other non-core costs	1,726	—	7,971	—
Restructuring expense	1,966	66	4,542	3,244
Loss on deconsolidation	412	—	623	2,473
Impairment on disposal group	—	9,649	—	9,649
Adjusted EBITDA (Non-GAAP measure)	$17,537	$20,316	$32,842	$36,680
Revenue	$125,190	$129,244	$247,801	$253,779
Adjusted EBITDA (Non-GAAP measure)	17,537	20,316	32,842	36,680
Adjusted EBITDA margin (Non-GAAP measure)	14.0%	15.7%	13.3%	14.5%
Revenue	$125,190	$129,244	$247,801	$253,779
Gross profit	48,052	52,122	90,589	99,203
Gross margin	38.4%	40.3%	36.6%	39.1%

Adjusted EBITDA

The decrease in Adjusted EBITDA for the three and six months ended June 30, 2024, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

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

We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to focus on profitability, we endeavor to remain opportunistic on growth through expansion or acquisition, therefore our cash flow requirements and obligations could materially change. As of June 30, 2024, we did not have any significant external capital requirements.

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

•
provided that the five-day volume weighted average price of the Common Shares on the Cboe is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•
provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2024 (which date the parties extended to September 30, 2024, by amendment dated June 30, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024 (which date the parties extended to September 30, 2024, by amendment dated June 30, 2024).

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through June 30, 2024, $10 million of the potential $25 million exchange has been completed.

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

Mortgages

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•
The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,937 as of June 30, 2024. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•
The second agreement provides for $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $1,710 as of June 30, 2024. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

Cash Flows

The following table summarizes the sources and uses of cash for each of the periods presented:

	Six months ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(9,659)	$(3,718)
Net cash provided by (used in) investing activities	856	(2,315)
Net cash used in financing activities	(4,629)	(5,123)
Net decrease in cash	$(13,432)	$(11,156)

Operating Activities

During the six months ended June 30, 2024, operating activities used $9,659 of cash, primarily resulting from a net loss of $48,211, deferred taxes of $1,080, other items of $343, and equity-based compensation expense of $4,962; this was partially offset by depreciation and amortization of $27,547, debt amortization expense of $4,307, provision for obsolete inventory of $5,642, loss on deconsolidation of subsidiary of $624, change in fair value of derivative liability of $2,329, legal settlement of $1,108, and net change in operating assets and liabilities of $5,596. The net change in operating assets and liabilities was primarily due to a decrease in prepaid expenses of $3,214, decrease in other assets of $728, increase in accounts payable of $4,138, increase in income tax payable of $17,367, and increase in other long term liabilities of $609. This was offset by an increase in accounts receivable of $3,904, and an increase in inventory of $10,140.

During the six months ended June 30, 2023, operating activities used $3,718 of cash, primarily resulting from a net loss of $65,609, a change in deferred taxes of $4,384, and net changes in operating assets and liabilities of $7,766; this was partially offset by depreciation and amortization of $29,678, equity-based compensation expense of $9,983, loss on disposal group of $9,049, loss on deconsolidation of subsidiary of $2,473, and debt amortization expense of $4,485.

Investing Activities

During the six months ended June 30, 2024, investing activities provided $856 of cash mainly due to the proceeds from the sale of the Utah business of $2,999, cash received on deposits, net of $157 and proceeds from sale of license of $329. This was partially offset by purchases of property and equipment of $2,629.

During the six months ended June 30, 2023, investing activities used $2,315 of cash pursuant to purchases of property and equipment of $5,740. This was partially offset by proceeds from the deconsolidation of the Company's Missouri entity of $3,040, proceeds from sale of plant, property, and equipment of $169, and cash received from deposits of $216.

Financing Activities

During the six months ended June 30, 2024, financing activities used $4,629 of cash, mainly due to repayments of debt of $13,228, payment of lease liabilities of $3,582, payment of debt issuance costs of $802, repayment of sellers note of $750, taxes paid on equity based compensation of $1,255, distributions of $333, and repayment of mortgage notes of $279. This was partially offset by proceeds from issuance of convertible debt of $15,600.

During the six months ended June 30, 2023, financing activities used $5,123 of cash, mainly due to the payment of lease liabilities of $3,196, distributions to non-controlling interest holders of $431, taxes paid on equity-based compensation of $433, and repayment of a seller's note of $750.

Contractual Obligations and Commitments

The following table summarizes contractual obligations as of June 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$376,140	$18,485	$33,631	$31,073	$30,420	$28,018	$234,513
Sale-Leaseback commitments	216,311	5,094	10,407	10,743	11,090	11,449	167,528
2026 Notes	185,000	—	—	185,000	—	—	—
Interest on 2024 Notes and 2026 Notes	35,247	8,884	17,575	8,788	—	—	—
Convertible debt (principal)	85,050	—	59,500	—	25,550	—	—
Interest on convertible debt	9,919	2,939	4,094	2,309	577	—	—
Mortgage notes (principal)	43,221	295	653	16,459	18,100	7,714	—
Mortgage notes (interest)	14,196	2,355	4,640	4,565	2,005	631	—
Closing promissory note (principal)	750	750	—	—	—	—	—
Closing promissory note (interest)	45	45	—	—	—	—	—
Total contractual obligations	$965,879	$38,847	$130,500	$258,937	$87,742	$47,812	$402,041

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

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2024 and December 31, 2023, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.

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

As of June 30, 2024, and December 31, 2023, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, on May 6, 2024, the Company resolved a lawsuit in Maryland state court, relating to the Company’s acquisition of Green Leaf Medical (the “Green Leaf Transaction”), a privately held, multi-state operator. As a part of that resolution, and in conjunction with the exchange of mutual releases of all claims relating to the Green Leaf Transaction, the Company issued 4,848,019 common shares to the former Green Leaf shareholders. The common shares will be issued pursuant to Rule 506(b) of the Securities Act of 1933, as amended. The Company will be relying on Rule 506(b) because the issuances are not being made by general solicitation or advertising and the issuances are only being made to accredited investors.

Item 1A. Risk Factors

As of the date of this filing, except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2023 Form 10-K, which is incorporated by reference herein.

The Company’s efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support its business operations and future growth strategies.

The Company’s efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support its business operations and future growth strategies. In addition, the Company is required to make certain interest payments on existing debt and to meet certain cash requirements, including, without limitation, maintaining $10,000 in unrestricted cash. If the Company is unable to satisfy its liquidity and capital resource requirements, the Company may be forced to restructure its obligations to creditors, pursue work-out options or other protective measures.

The Company’s ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate alternative financing may not be available or, if available, may only be available on unfavorable terms or subject to covenants that the Company may not be able to satisfy. There is no assurance that the Company will obtain the capital it requires. As a result, there can be no assurance that the Company will be able to fund its liquidity needs, future operations or growth strategies. Furthermore, the Company may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.

Item 2. Unregistered Sales of Securities and Use of Proceeds

See “Item 1. Legal Proceedings” above.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Fractional CHRO Arrangement.

On August 6, 2024, the Company entered into a Fractional CHRO Engagement Agreement (the “Engagement Agreement”) with ourCHRO, LLC ("ourCHRO”), pursuant to which the Company engaged Bryan Olson to serve as the Chief Human Resources Officer of the Company in a non-employee consultant capacity, allocating 50% of his working time to the Company. Mr. Olson joined the Company as an employee in 2017 and served, among other positions, as its Chief People and Administrative Officer and, most recently, as its Chief Human Resources Officer. Mr. Olson transitioned to a non-employee consultant on August 6, 2024.

Pursuant to the Engagement Agreement, the Company will pay ourCHRO $26.250 per month. In addition, the parties agreed that any outstanding unvested equity awards previously granted to Mr. Olson will continue to vest during the term of the Engagement Agreement. Mr. Olson will also be eligible to participate in the Company’s discretionary executive bonus plan for 2024 based on a performance period from January 1, 2024 to July 31, 2024 (the “Bonus Performance Term”), with a target bonus of 55% of Mr. Olson’s salary in effect during the Bonus Performance Term. The initial term of the Engagement Agreement is from August 6, 2024 to August 5, 2025 and may continue until terminated on its terms.

Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the Engagement Agreement. Such description is qualified in its entirety by reference to the full text of the Engagement Agreement, which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

b)
Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
4.1

Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2

Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3

Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4

Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5

Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6

Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7

First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8

Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9

Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10

Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11

Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12

Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13

Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.13 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14

Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

4.15

Sixth Supplemental Indenture dated September 20, 2023 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.15 of the Registrant's Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024)

4.16

Seventh Supplemental Indenture dated March 19, 2024 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.16 of the Registrant’s Form 8-K, filed with the SEC on March 20, 2024)

10.1*	Amendment to Exchange Agreement, dated June 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited
10.2#

Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024

10.3	Form of Verano Holdings, LLC Promissory Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)
10.4#

Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

10.5#

Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, Salubrious Wellness Clinic, Inc., CC VA HoldCo LLC, Thomas Allison, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

10.6*	Fractional CHRO Engagement Agreement, dated August 6, 2024, between ourCHRO, LLC and The Cannabist Company Holdings Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

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

THE CANNABIST COMPANY HOLDINGS INC.

Date: August 8, 2024	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer