Form 10-Q
period 2024-09-30
Cannabist Co Holdings Inc.
filed 2024-11-07
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __to __
Commission File Number: 000-56294
_________________________________________________________
THE CANNABIST COMPANY HOLDINGS INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

British Columbia	98-1488978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 Fifth Ave., 24th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 634-7100
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
As of November 4, 2024, there were 464,977,620 shares of common stock, no par value per share (the “Common Shares”), outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•the impact of the Company's corporate restructuring initiatives;
•the fact that marijuana remains illegal under federal law;
•the application of anti-money laundering laws and regulations to the Company;
•legal, regulatory, or political change to the cannabis industry;
•access to public and private capital;
•unfavorable publicity or consumer perception of the cannabis industry;
•expansion to the adult-use markets;
•the impact of laws, regulations, and guidelines;
•the impact of Section 280E of the Internal Revenue Code;
•the impact of state laws pertaining to the cannabis industry;
•the Company’s reliance on key inputs, suppliers and skilled labor;
•the difficulty of forecasting the Company’s sales;
•constraints on marketing products;
•potential cyber-attacks and security breaches;
•net operating loss and other tax attribute limitations;
•the impact of changes in tax laws;
•the volatility of the market price of the Common Shares;
•reliance on management;
•litigation;
•future results and financial projections; and
•the impact of global financial conditions.
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in thousands of U.S. dollars, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$31,497	$35,764
Accounts receivable, net of allowances of $7,793 and $6,512, respectively	15,371	15,601
Inventory	89,717	111,633
Prepaid expenses and other current assets	14,827	22,711
Notes receivable	18,259	4,026
Assets held for sale	65,304	1,752
Total current assets	234,975	191,487

Property and equipment, net	232,305	298,498
Right of use assets - operating leases, net	125,255	181,823
Right of use assets - finance leases, net	27,285	36,450
Intangible assets, net	66,274	76,767
Investments	33,091	—
Deferred taxes	25,643	22,970
Notes receivable	12,927	2,082
Other non-current assets	12,947	13,034
Total assets	$770,702	$823,111

Liabilities and Equity
Current liabilities:
Accounts payable	$26,036	$29,797
Accrued expenses and other current liabilities	30,562	58,659
Income tax payable	85,914	47,358
Current portion of lease liability - operating leases	7,228	9,711
Current portion of lease liability - finance leases	5,441	7,339
Current portion of long-term debt, net	51,447	5,905
Liabilities held for sale	48,904	1,275
Total current liabilities	255,532	160,044

Long-term debt, net	248,563	297,478
Long-term lease liability - operating leases	126,542	182,001
Long-term lease liability - finance leases	38,932	43,890
Derivative liability	2,448	119
Other long-term liabilities	74,682	74,227
Total liabilities	746,699	757,759

Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of September 30, 2024 and December 31, 2023, respectively, 463,797,644 and 420,265,306 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of September 30, 2024 and December 31, 2023, respectively, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of September 30, 2024 and December 31, 2023, respectively; 7,701,826 and 9,807,881 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	1,155,131	1,146,154
Accumulated deficit	(1,130,303)	(1,079,282)
Equity attributable to The Cannabist Company Holdings Inc.	24,828	66,872
Non-controlling interest	(825)	(1,520)
Total equity	24,003	65,352
Total liabilities and equity	$770,702	$823,111
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net of discounts	$114,783	$129,183	$362,584	$382,962
Cost of sales related to inventory production	(70,973)	(92,041)	(228,185)	(246,617)
Gross Margin	$43,810	$37,142	134,399	$136,345
Fixed asset impairment	(121)	—	(121)	—
Selling, general and administrative expenses	(49,315)	(56,472)	(142,634)	(163,895)
Loss from operations	(5,626)	(19,330)	(8,356)	(27,550)
Other expense:
Interest expense on leases	(850)	(1,029)	(2,685)	(3,186)
Interest expense	(9,744)	(13,471)	(28,494)	(38,770)
Other income / (expense), net	36,295	(53)	29,909	(12,992)
Total other expense	25,701	(14,553)	(1,270)	(54,948)
Profit / (loss) before provision for income taxes	20,075	(33,883)	(9,626)	(82,498)
Income tax expense	(21,838)	(2,297)	(40,348)	(19,291)
Net loss and comprehensive loss	(1,763)	(36,180)	(49,974)	(101,789)
Net profit attributable to non-controlling interests	97	545	1,300	1,139
Net loss attributable to shareholders	$(1,860)	$(36,725)	$(51,274)	$(102,928)

Weighted-average number of shares used in earnings per share - basic and diluted	470,552,039	409,113,721	458,988,976	405,472,948
Loss attributable to shares (basic and diluted)	$(0.004)	$(0.090)	$(0.112)	$(0.254)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	2,116,944	—	6,611	—	6,611	—	6,611
Conversion between classes of shares	54,158	(54,158)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	4,383	4,383
Net loss	—	—	—	(37,340)	(37,340)	768	(36,572)
Balance as of March 31, 2023	393,409,586	9,955,661	$1,123,898	$(941,343)	$182,555	$(1,230)	$181,325
Equity-based compensation (1)	3,413,933	—	2,939	—	2,939	—	2,939
Distributions to non-controlling interest holders	—	—	—	—	—	(431)	(431)
Net loss	—	—	—	(28,863)	(28,863)	(174)	(29,037)
Balance as of June 30, 2023	396,823,519	9,955,661	$1,126,837	$(970,206)	$156,631	$(1,835)	$154,796
Equity-based compensation (1)	204,513	—	8,298	—	8,298	—	8,298
Issuance of shares	21,887,240	—	23,872	—	23,872	—	23,872
Net profit (loss)	—	—	—	(36,725)	(36,725)	545	(36,180)
Balance as of September 30, 2023	418,915,272	9,955,661	$1,159,007	$(1,006,931)	$152,076	$(1,290)	$150,786
(1) The amount shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total The Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2023	420,265,306	9,807,881	$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352
Equity-based compensation (1)	—	—	3,182	—	3,182	—	3,182
Conversion of convertible notes	25,845,259	—	10,000	—	10,000	—	10,000
Conversion between classes of shares	2,106,055	(2,106,055)	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	(1,058)	(1,058)	—	(1,058)
Net loss	—	—	—	(35,073)	(35,073)	505	(34,568)
Balance as of March 31, 2024	448,216,620	7,701,826	$1,159,336	$(1,115,413)	$43,923	$(1,015)	$42,908
Equity-based compensation (1)	8,225,383	—	(9,399)	—	(9,399)	—	(9,399)
Conversion of convertible notes	655,736	—	200	—	200	—	200
Legal Settlement	4,845,359	—	2,620	—	2,620	—	2,620
Deconsolidation of subsidiary	—	—	—	1,031	1,031	—	1,031
Distributions	—	—	—	(333)	(333)	—	(333)
Net loss	—	—	—	(14,341)	(14,341)	698	(13,643)
Balance as of June 30, 2024	461,943,098	7,701,826	$1,152,757	$(1,129,056)	$23,701	$(317)	$23,384
Equity-based compensation (1)	1,854,546	—	2,374	—	2,374	—	2,374
Deconsolidation of subsidiary	—	—	—	613	613	(605)	8
Net profit (loss)	—	—	—	(1,860)	(1,860)	97	(1,763)
Balance as of September 30, 2024	463,797,644	7,701,826	$1,155,131	$(1,130,303)	$24,828	$(825)	$24,003
(1)The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(49,974)	$(101,789)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	39,314	47,607
Equity-based compensation	(2,588)	18,304
Debt amortization expense	6,794	7,366
(Gain) /loss on deconsolidation of subsidiary	(39,821)	2,473
Loss on disposal group	—	10,750
Provision for obsolete inventory and other assets	5,671	8,126
Change in fair value of derivative liability	2,329	55
Change in investment fair value	4,195	—
Deferred taxes	(2,723)	(6,475)
Legal Settlement	(1,108)	—
Other	957	646
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(3,406)	(15,718)
Inventory	(11,566)	652
Prepaid expenses and other current assets	(4,255)	(4,933)
Notes receivable	(314)	—
Other assets	(1,388)	12,270
Accounts payable	(543)	20,092
Payroll liabilities	—	(86)
Accrued expenses and other current liabilities	(11,281)	(7,264)
Income taxes payable	38,583	11,306
Other long-term liabilities	3,450	(5,291)
Net cash used in operating activities	(27,674)	(1,909)
Cash flows from investing activities:
Purchases of property and equipment	(4,147)	(8,260)
Proceeds from sale of property and equipment	—	3,189
Proceeds from sale of license	329	—
Net proceeds from sale of business	34,371	—
Proceeds from stock issuance	—	23,872
Proceeds from deconsolidation of Missouri entity	—	3,040
Cash (paid) received on deposits, net	(268)	97
Net cash provided by investing activities	30,285	21,938
Cash flows from financing activities:
Proceeds from issuance of convertible debt	15,600	—
Payment of debt issuance costs	(802)	(220)
Payment of lease liabilities	(5,323)	(6,153)
Repayment of sellers note	(1,119)	(1,125)
Repayment of debt	(13,228)	(5,592)
Issuance of mortgage	—	8,050
Repayment of mortgage notes	(418)	—
Distributions	(333)	—
Distributions to non-controlling interest holders	—	(431)
Taxes paid on equity based compensation	(1,255)	(456)
Net cash used in financing activities	(6,878)	(5,927)

Net increase (decrease) in cash	$(4,267)	$14,102
Cash and restricted cash at beginning of the period	$39,337	$49,488
Cash and restricted cash at end of period	$35,070	$63,590
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$31,497	$60,273
Restricted cash	$3,573	$3,317
Cash and restricted cash, end of period	$35,070	$63,590
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2024	September 30, 2023
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,061	$19,833
Operating cash flows from finance leases	$2,679	$3,184
Financing cash flows from finance leases	$5,323	$5,084
Cash paid for interest on other obligations	$35,155	$31,274
Cash paid for income taxes	$3,850	$14,979
Lease liabilities arising from the recognition of finance right-of-use assets	$6,978	$1,016
Lease liabilities arising from the recognition of operating right-of-use assets	$7	$8,210
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$298	$31
Non-cash equity issuance costs within accrued expenses and accounts payable	$—	$147
Discount on issuance of convertible debt	$(5,150)	$—
Reduction in debt from debt to equity conversion	$(10,200)	$—
Equity issued for legal settlement	$2,620	$—
Increase in equity from debt to equity conversion	$10,200	$—
Assets held for sale	$63,551	$—
Liabilities held for sale	$(47,629)	$—
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, and 2023
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
The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023, and 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
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
Revenue
The Company’s revenues are disaggregated as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Dispensary	$95,223	$113,487	$308,554	$336,681
Cultivation and wholesale	19,560	15,694	54,030	46,246
Other	—	2	—	35
	$114,783	$129,183	$362,584	$382,962
During the three and nine months ended September 30, 2024, the Company netted discounts of $31,482 and $105,366, respectively, against the revenues. During the three and nine months ended September 30, 2023, the Company netted discounts of $34,248 and $102,012, respectively, against the revenues, respectively. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons.
3.               INVENTORY
Details of the Company’s inventory are shown in the table below:

	September 30, 2024	December 31, 2023
Accessories and supplies	$1,100	$1,158
Work-in-process - cannabis in cures and final vault	63,785	86,396
Finished goods - dried cannabis, concentrate and edible products	24,832	24,079
Total inventory	$89,717	$111,633
The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $30 and $5,671, respectively, during the three and nine months ended September 30, 2024. As a result of certain restructuring efforts, there were write-downs of $7,489 and $8,126, respectively, during the three and nine months ended September 30, 2023.

4.               CURRENT AND LONG-TERM DEBT
Current and long-term obligations, net, are shown in the table below:

	September 30, 2024	December 31, 2023
2026 Notes	$185,000	$185,000
2024 Notes	—	13,228
2027 Convertible Notes	25,550	—
2025 Convertible Notes	59,500	74,500
Mortgage Note	43,082	43,500
Acquisition related promissory notes	381	1,500
	313,513	317,728
Unamortized debt discount	(7,734)	(6,598)
Unamortized deferred financing costs	(5,769)	(7,747)
Total debt, net	300,010	303,383
Less current portion, net*	(51,447)	(5,905)
Long-term portion	$248,563	$297,478
*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of September 30, 2024.
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
2027 Convertible Notes
On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through September 30, 2024, 655,736 shares were issued to convert $200 principal.
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
2025 Convertible Notes
On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74,500. The 2025 Convertible Notes are senior secured obligations of the Company and will accrue interest payable semiannually in arrears and mature on June 29, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes shall be convertible, at the option of the holder, from the date of issuance until the date that is 10 days prior to their maturity date into Common Shares of the Company at a conversion price equal to $6.49 payable on the business day prior to the date of conversion, adjusted downwards for any cash dividends paid to holders of Common Shares and other customary adjustments. The Company may redeem the 2025 Convertible Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or Cboe Canada for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120.0% of the conversion price of the 2025 Convertible Notes at a Redemption Price equal to 100.0% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued but unpaid interest, if any, up to but excluding the Redemption Date.
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
January 2024 Debt Exchange
On January 22, 2024, the Company entered into the Exchange Agreement, as amended on June 30, 2024 and September 30, 2024, with certain Holders of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to the Repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).
Pursuant to the terms of the Exchange Agreement, the Holders shall:
•by January 31, 2024, transfer $5 million principal amount of Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;

•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on September 30, 2024, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to June 30, 2024 (which date the parties extended to December 31, 2024).

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through September 30, 2024, $10 million of the potential $25 million exchange has been completed, with $15 million remaining available for exchange, $5 million principal amount of Notes were separately exchanged into the Company 2027 Notes, as described above.
Mortgages
In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of September 30, 2023. In connection with this mortgage, the Company incurred financing costs of $655.
In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of September 30, 2023. In connection with this mortgage, the Company incurred financing costs of $209.
On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:
•The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.
Total interest and amortization expense on the Company’s debt obligations during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense on debt	$7,595	$10,713	$22,308	$31,746
Amortization of debt discount	1,509	1,997	4,014	4,648
Amortization of debt issuance costs	978	884	2,780	2,718
Other interest expense (income), net	(338)	(123)	(608)	(342)
Total interest expense, net	$9,744	$13,471	$28,494	$38,770
The weighted average interest rate on the Company’s indebtedness was 9.02%.
5.   PROPERTY AND EQUIPMENT
Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	September 30, 2024	December 31, 2023
Land and buildings	$115,277	$115,277
Furniture and fixtures	7,078	10,981
Equipment	34,311	43,123
Computers and software	2,445	4,033
Leasehold improvements	158,154	207,846
Construction in process	5,042	33,429
Total property and equipment, gross	322,307	414,689
Less: Accumulated depreciation	(90,002)	(116,191)
Total property and equipment, net	$232,305	$298,498

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total depreciation expense for three and nine months ended	$8,314	$10,612	$23,589	$26,109
Included in:
Costs of sales related to inventory production	$5,216	$6,154	14,782	15,379
Selling, general and administrative expenses	$3,098	$4,458	8,807	10,730

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	September 30, 2024	December 31, 2023
Prepaid expenses	$11,083	$8,486
Short term deposits	1,180	1,148
Other current assets	2,298	11,957
Excise and sales tax receivable	266	367
Prepaid taxes	—	753
Prepaid expenses and other current assets	$14,827	$22,711
The decrease in other current assets includes the resolution of a previously disclosed lawsuit relating to the Green Leaf Transaction, as disclosed in the Company's Form 10-Q for the quarter ended March 31, 2024.
7.   OTHER NON-CURRENT ASSETS
Details of the Company’s other non-current assets are summarized in the table below:

	September 30, 2024	December 31, 2023
Long term deposits	$8,599	$8,686
Investment in affiliates	775	775
Restricted cash	3,573	3,573
Other non-current assets	$12,947	$13,034

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	September 30, 2024	December 31, 2023
Taxes - property and other	$4,375	$12,067
Other accrued expenses	10,139	26,323
Payroll liabilities	11,418	13,260
Other current liabilities	4,630	7,009
Accrued expenses and other current liabilities	$30,562	$58,659
The change in other accrued expenses includes the resolution of a previously disclosed lawsuit relating to the Green Leaf Transaction, as disclosed in the Company's Form 10-Q for the quarter ended March 31, 2024.
9.   SHAREHOLDERS’ EQUITY
The Company had the following activity during the three and nine months ended September 30, 2024:
•Issued 10,079,929 Common Shares upon vesting of Restricted Stock Units (RSUs) during the nine months ended September 30, 2024.
•Issued 25,845,259 Common Shares in connection with the January 2024 Debt Exchange (as defined below and further detailed in Note 4).
•Issued 655,736 Common Shares in connection with the 2027 Convertible Notes in exchange for principal debt of $200.

•Issued 4,845,359 Common Shares to resolve a lawsuit relating to the Green Leaf Transaction.
10.  WARRANTS
As of September 30, 2024 and December 31, 2023, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	September 30, 2024		December 31, 2023
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21, 2026	11,122,105	$1.96	11,122,105	$1.96
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	—	—	5,394,945	10.35
	11,770,888	$2.30	17,165,833	$4.83
Warrant activity for the nine months ended September 30, 2024 and 2023 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance as of December 31, 2022	11,482,766	$7.22
Expired	(5,439,038)	4.01
Balance as of September 30, 2023	6,043,728	$10.11

Balance as of December 31, 2023	17,165,833	$4.83
Expired	(5,394,945)	10.35
Balance as of September 30, 2024	11,770,888	$2.30
11.  LOSS PER SHARE
Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss	$(1,763)	$(36,180)	$(49,974)	$(101,789)
Less: net profit attributable to non-controlling interests	97	545	1,300	1,139
Net loss attributable to shareholders	$(1,860)	$(36,725)	$(51,274)	$(102,928)

Denominator:
Weighted average shares outstanding - basic and diluted	470,552,039	409,113,721	458,988,976	405,472,948
Loss per share - basic and diluted	$(0.004)	$(0.090)	$(0.112)	$(0.254)
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
13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Investment securities	$33,091	$—	$—	$33,091
Total assets	$33,091	$—	$—	$33,091
Derivative liability	$—	$—	$(2,448)	$(2,448)
Total liabilities	$—	$—	$(2,448)	$(2,448)

December 31, 2023
Derivative liability	$—	$—	$(119)	$(119)
Total liabilities	$—	$—	$(119)	$(119)
During the period included in these financial statements, there were no transfers of amounts between levels.
Level 1 investment securities are stated at observable inputs such as quoted prices in active markets.
The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value
There has been no change in the valuation methodology for the three and nine months ended September 30, 2024. The carrying amounts of cash and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, the current portion of long-term debt, and lease liability as of September 30, 2024 and December 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2024 and December 31, 2023. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
14.  GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Goodwill	$—	$19,274
Less: accumulated impairment on goodwill	—	(19,274)
Total goodwill, net	—	—

Licenses	127,236	108,700
Trademarks	24,881	45,936
Customer relationships	15,264	15,263
Total intangible assets	167,381	169,899
Less: accumulated amortization	(101,107)	(93,132)
Total intangible assets, net	$66,274	$76,767
Amortization expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization expense	2,759	4,577	8,924	14,031
15.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Salaries and benefits	$22,705	$29,603	$61,841	$83,360
Professional fees	3,489	3,806	8,437	9,943
Depreciation and amortization	6,013	9,716	19,778	26,768
Operating facilities costs	10,331	10,207	32,001	31,282
Operating office and general expenses	5,132	1,911	15,839	5,949
Advertising and promotion	502	974	2,309	4,144
Other fees and expenses	1,143	255	2,429	2,449
Total selling, general and administrative expenses	$49,315	$56,472	$142,634	$163,895

16.   OTHER (INCOME) EXPENSE, NET
Other expense, net is summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Change in fair value of the derivative liability	$—	$25	$2,329	$55
Change in fair value of investments	4,195	—	4,195	—
Restructuring expense	1,207	568	5,749	3,812
Other (income) /expense, net	(1,191)	17	(2,185)	(93)
Adjustment for Held-For-Sale	16,420	—	16,420	—
(Gain) /loss on disposal	(56,865)	40	(56,241)	11,562
Rental income	(61)	(597)	(176)	(2,344)
Total other (income) expense, net	$(36,295)	$53	$(29,909)	$12,992
During the nine months ended September 30, 2024 and 2023 the Company recorded $5,749 and $3,812 in restructuring expense. As of September 30, 2024. the balance outstanding on the Company’s restructuring reserve was $3,207.
(Gain)/Loss on disposal arose on the Divestitures of Arizona and Eastern Virginia, as delineated in Note 17 below, and is stated net of any gains and losses attributable to Minority Investors.
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
Eastern Virginia Divestiture
On July 29, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a portion of its Virginia operations (the "East Virginia Business") which are comprised of six dispensaries and one cultivation / manufacturing facility. The East Virginia Business is being divested for gross proceeds of $90 million, consisting of approximately $20 million in cash, $40 million of equity in the Buyer, Verano Holdings Corp., due on closing of the transaction, and a $30 million seller note payable to the Company over a 14 month period.
Florida Business Divestiture
On August 21,2024 and August 22, 2024, the Company entered into definitive agreements, subject to closing conditions, to dispose, of its Florida operations (the "Florida Business") which are comprised of fourteen dispensaries and three cultivation / manufacturing facility. The Florida Business is being divested for gross proceeds of $16.4 million, consisting of approximately $14.4 million in cash, $2 million of promissory note payable to the Company over a one year period.

As of September 30, 2024, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets. The table below summarizes the operating results of the disposed of business for the three and nine months ended September 30, 2024, and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$14,323	$24,838	$61,372	$74,011
Expenses	$16,899	$30,631	$67,561	$86,183
18.  SUBSEQUENT EVENTS
On October 1, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a vertically-integrated Florida paper license for gross proceeds of $7.5 million cash. On completion of this transaction and the divestitures of the Florida Business and the Lakeland Business, the Company will have exited its entire Florida operations.

On October 9, 2024, the Company completed an orderly transition of the Company’s independent registered public accounting firm with Davidson & Company LLP (“Davidson”) being dismissed, following its resignation as of that same day, and the Board approving, on the recommendation of the Audit Committee, the appointment of PKF O’Connor Davies, LLP (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024, effective October 9, 2024.

Further to the previous announcements and Note 17 above, effective November 6, 2024 the Company closed one of its Florida transactions, covering 14 retail locations and 2 cultivation facilities for gross proceeds of $5 million, $2 million of which will be in a promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three and nine months ended September 30, 2024 and 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2023 Form 10-K filed with the SEC on March 13, 2024 and subsequent securities filings.
The Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
OVERVIEW OF THE CANNABIST COMPANY
Our principal business activity is the production and sale of cannabis. We strive to be the premier provider of cannabis-related products in each of the markets in which we operate. Our mission is to improve lives by providing cannabis-based health and wellness solutions through community partnerships, research, education, and the responsible use of our products as a natural means to improve the quality of life of our patients and customers.
THE CANNABIST COMPANY OBJECTIVES AND FACTORS AFFECTING OUR PERFORMANCE
As one of the largest fully integrated operators in the cannabis industry, our strategy to grow our business is comprised of the following key components:
•Expansion and development within and outside our current markets
•Patient and customer-centric, leveraging health and wellness focus
•Consistency and quality of proprietary product portfolio, including branded consumer products
•Intellectual property and data-driven innovation
Our performance and future success are dependent on several factors. These factors are also subject to inherent risks and challenges, some of which are discussed below.
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
Statement of Operations:

	Three months ended				Nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change	September 30, 2024	September 30, 2023	$ Change	% Change
Revenues	$114,783	$129,183	$(14,400)	(11)%	$362,584	$382,962	$(20,378)	(5)%
Cost of sales related to inventory production	(70,973)	(92,041)	21,068	(23)%	(228,185)	(246,617)	18,432	(7)%
Gross profit	$43,810	$37,142	$6,668	18%	$134,399	$136,345	$(1,946)	(1)%
Fixed asset impairment	(121)	—	(121)	—%	(121)	—	(121)	—%
Selling, general and administrative expenses	(49,315)	(56,472)	7,157	(13)%	(142,634)	(163,895)	21,261	(13)%
Loss from operations	(5,626)	(19,330)	13,704	(71)%	(8,356)	(27,550)	19,194	(70)%
Other income / (expense), net	25,701	(14,553)	40,254	(277)%	(1,270)	(54,948)	53,678	(98)%
Income tax expense	(21,838)	(2,297)	(19,541)	851%	(40,348)	(19,291)	(21,057)	109%
Net loss	(1,763)	(36,180)	34,417	(95)%	(49,974)	(101,789)	51,815	(51)%
Net profit attributable to non-controlling interests	97	545	(448)	(82)%	1,300	1,139	161	14%
Net loss attributable to The Cannabist Company Holdings Inc.	(1,860)	(36,725)	34,865	(95)%	(51,274)	(102,928)	51,654	(50)%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.004)	$(0.090)	$0.086	(96)%	$(0.112)	$(0.254)	$0.14	(56)%
Weighted average number of shares outstanding—basic and diluted	470,552,039	409,113,721			458,988,976	405,472,948

Summary of Balance Sheet items:

	September 30, 2024	December 31, 2023
Total Assets	$770,702	$823,111
Total Liabilities	$746,699	$757,759
Total Long-Term Liabilities	$491,167	$597,715
Total Equity	$24,003	$65,352

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenues	$114,783	$129,183	$(14,400)	(11)%
Cost of sales related to inventory production	(70,973)	(92,041)	21,068	(23)%
Gross profit	43,810	37,142	6,668	18%
Fixed asset impairment	(121)	—	(121)	—%
Selling, general and administrative expenses	(49,315)	(56,472)	7,157	(13)%
Operating expenses	(49,436)	(56,472)	7,036	(12)%
Loss from operations	(5,626)	(19,330)	13,704	(71)%
Other income / (expense), net	25,701	(14,553)	40,254	(277)%
Profit /(loss) before provision for income taxes	20,075	(33,883)	53,958	(159)%
Income tax expense	(21,838)	(2,297)	(19,541)	851%
Net loss	(1,763)	(36,180)	34,417	(95)%
Net profit attributable to non-controlling interests	97	545	(448)	(82)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(1,860)	$(36,725)	$34,865	(95)%
Revenues
The decrease in revenue of $14,400 for the three months ended September 30, 2024, as compared to the prior year period, was driven by the net decline in revenue of $3,850 in our existing retail and wholesale operations and a decline of $11,145 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $595 during the three months ended September 30, 2024, as compared to the prior period.
Cost of Sales
The decrease in cost of sales of $21,068 for the three months ended September 30, 2024, as compared to the prior year period, was driven by a cost of sales decreased of $14,585 in our existing retail and wholesale operations, including from inventory impairment, and from the sale or closure of certain operations of $6,685. This was partly offset by an increase of $202 from the expansion of new retail facilities, as compared to the prior period.
Gross Profit
The increase in gross profit of $6,668 for the three months ended September 30, 2024, as compared to the prior year period, was directly attributable to the decline in revenues and decline cost of sales as described above. The increase in gross margin (percent) was primarily driven by maturation of production facilities as well as the adult use conversion of specific markets.
Operating Expenses
The decrease of $7,036 in operating expenses for the three months ended September 30, 2024, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $6,898, depreciation and amortization of $3,703, advertisement and promotion expense $472, professional fees of $317. This was partially offset by an increase in operating office and general expenses of $3,221, operating facilities costs of $124, and other fees and expenses of $888, and fixed asset impairment of $121.
Other Income, Net
The increase in other income, net of $40,254 for the three months ended September 30, 2024, as compared to the prior year period, was primarily due to a gain on disposal group of $40,444, interest expense on debt of $3,906, change in fair value of the derivative liability of $25, and other income (expense), net of $1,208. This was partially offset by a decrease in change in fair value of investments of $4,195, restructuring expense $639, rental income of $536.

Provisions for Income Taxes
The Company recorded income tax expense of $21,838 for the three months ended September 30, 2024, as compared to an income tax expense of $2,297 for the three months ended September 30, 2023.
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenues	$362,584	$382,962	$(20,378)	(5)%
Cost of sales related to inventory production	(228,185)	(246,617)	18,432	(7)%
Gross profit	134,399	136,345	(1,946)	(1)%
Fixed asset impairment	(121)	—	(121)	—%
Selling, general and administrative expenses	(142,634)	(163,895)	21,261	(13)%
Operating expenses	(142,755)	(163,895)	21,140	(13)%
Loss from operations	(8,356)	(27,550)	19,194	(70)%
Other expense, net	(1,270)	(54,948)	53,678	(98)%
Loss before provision for income taxes	(9,626)	(82,498)	72,872	(88)%
Income tax expense	(40,348)	(19,291)	(21,057)	109%
Net loss	(49,974)	(101,789)	51,815	(51)%
Net profit attributable to non-controlling interests	1,300	1,139	161	14%
Net loss attributable to The Cannabist Company Holdings Inc.	$(51,274)	$(102,928)	$51,654	(50)%
Revenues
The decrease in revenue of $20,378 for the nine months ended September 30, 2024, as compared to the prior year period, was driven by the net decline in revenue of $9,607 in our existing retail and wholesale operations and a decline of $11,438 from the sale or closure of certain operations. This was partly offset by the expansion of new retail facilities which contributed to a revenue growth of $667 during the nine months ended September 30, 2024, as compared to the prior period.
Cost of Sales
The decrease in cost of sales of $18,432 for the nine months ended September 30, 2024, as compared to the prior year period, was driven by a cost of sales decrease of $10,702 in our existing retail and wholesale operations, including from inventory impairment, and from the sale or closure of certain operations of $7,957. This was partly offset by an increase of $227 from the expansion of new retail facilities, as compared to the prior period.
Gross Profit
The decrease in gross profit of $1,946 for the nine months ended September 30, 2024, as compared to the prior year period, was directly attributable to the decline in revenues and decline in cost of sales as described above. The increase in gross margin (percent) was primarily driven by maturation of production facilities as well as the adult use conversion of specific markets.
Operating Expenses
The decrease of $21,140 in operating expenses for the nine months ended September 30, 2024, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $21,519, depreciation and amortization of $6,990, advertisement and promotion expense $1,835, professional fees of $1,506 and other fees and expenses of $20. This was partially offset by an increase in operating office and general expenses of $9,890, operating facilities costs of $719, and fixed asset impairment of $121.
Other income (expense), Net
The increase in other income, net of $53,678 for the nine months ended September 30, 2024, as compared to the prior year period, was primarily due to an increase in loss on disposal group of $48,910 interest expense on debt of $10,777, and other income (expense), net of $2,092. This was partially offset by a decrease in change in fair value of investments of $4,195, change in fair value of the derivative liability of $2,274, rental income of $2,168, and restructuring expense $1,937.

Provisions for Income Taxes
The Company recorded income tax expense of $40,348 for the nine months ended September 30, 2024, as compared to an income tax expense of $19,291 for the nine months ended September 30, 2023.
Non-GAAP Measures
We use certain non-GAAP measures, referenced in this MD&A. These measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation from nor as a substitute for our financial information reported under GAAP. We use non-GAAP measures including EBITDA, Adjusted EBITDA and Adjusted EBITDA margin which may be calculated differently by other companies. These non-GAAP measures and metrics are used to provide investors with supplemental measures of our operating performance and liquidity and thus highlight trends in our business that may not otherwise be apparent when relying solely on GAAP measures. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. We also recognize that securities analysts, investors, and other interested parties frequently use non-GAAP measures in the evaluation of companies within our industry. Finally, we use non-GAAP measures and metrics in order to facilitate evaluation of operating performance comparisons from period to period, to prepare annual operating budgets and forecasts and to determine components of executive compensation.
The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024, and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(1,763)	$(36,180)	$(49,974)	$(101,789)
Income tax	21,838	2,297	40,348	19,291
Depreciation and amortization	11,767	17,929	39,314	47,607
Interest expense, net and debt amortization	13,127	14,500	38,728	41,956
EBITDA (Non-GAAP measure)	44,969	(1,454)	68,416	7,065
Adjustments:
Share-based compensation	2,374	8,321	(2,588)	18,304
Transaction and other non-core costs, including costs associated with the Cresco Labs Inc. transaction, litigation expenses and other costs related to restructuring	—	1,720	(1,108)	4,502
Fair-value changes on investments and derivative liabilities	4,195	25	6,524	55
Adjustments for acquisition and other non-core costs	2,393	—	10,364	4,795
Restructuring expense	1,207	11,147	5,749	14,391
Fixed asset impairment	121	—	121	—
Net (gain) / loss on deconsolidation	(40,444)	694	(39,821)	3,167
Impairment on disposal group	—	40	—	9,689
Adjusted EBITDA (Non-GAAP measure)	$14,815	$20,493	$47,657	$57,173
Revenue	$114,783	$129,183	$362,584	$382,962
Adjusted EBITDA (Non-GAAP measure)	14,815	20,493	47,657	57,173
Adjusted EBITDA margin (Non-GAAP measure)	12.9%	15.9%	13.1%	14.9%
Revenue	$114,783	$129,183	$362,584	$382,962
Gross profit	43,810	37,142	134,399	136,345
Gross margin	38.2%	28.8%	37.1%	35.6%
Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2024, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.

Our future financial results are subject to significant potential fluctuations caused by, among other things, growth of sales volume in new and existing markets and our ability to control operating expenses. In addition, our financial results may be impacted significantly by changes to the regulatory environment in which we operate, on a local, state, and federal level.
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
We are currently meeting our obligations and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations in the short term. As we continue to focus on profitability, we endeavor to remain opportunistic on growth through expansion or acquisition, therefore our cash flow requirements and obligations could materially change. As of September 30, 2024, we did not have any significant external capital requirements.
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
January 2024 Debt Exchange
On January 22, 2024, the Company entered into an exchange agreement, as amended on June 30, 2024 and September 30, 2024 (the “Exchange Agreement”), with certain holders (the “Holders”) of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to repurchase (the “Repurchase”) of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares.
Pursuant to the terms of the Exchange Agreement, the Holders shall:
•by January 31, 2024, transfer $5 million principal amount of 2024 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares (the “Initial Exchange Price”) on Cboe prior to receipt of a Transfer notice;
•provided that the five-day volume weighted average price of the Common Shares on the Cboe is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on December 31, 2024, transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

In the event the conditions are fulfilled and the Holders fail to Transfer their 2025 Convertible Notes in accordance with the terms of the Exchange Agreement, the Company has the right, but not the obligation, to require the Holders to Transfer some or all of the portion of the $25 million principal amount of 2025 Convertible Notes still held by the Holders. Assuming all of the conditions are fulfilled, and the entire $25 million principal amount of 2025 Convertible Notes are Transferred for Common Shares issued at the minimum prices set out in the Exchange Agreement, a maximum of 68,564,698 Common Shares would be issued in connection with the Repurchase. Through September 30, 2024, $10 million of the potential $25 million exchange has been completed, with $15 million remaining available for exchange, $5 million principal amount of Notes were separately exchanged into the Company 2027 Notes, as described immediately below.
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
Mortgages
On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:
•The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,937 as of September 30, 2024. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $1,710 as of September 30, 2024. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

Cash Flows
The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(27,674)	$(1,909)
Net cash provided by investing activities	30,285	21,938
Net cash used in financing activities	(6,878)	(5,927)
Net decrease in cash	$(4,267)	$14,102
Operating Activities

During the nine months ended September 30, 2024, operating activities used $27,674 of cash, primarily resulting from a net loss of $49,974, deferred taxes of $2,723, legal settlement of $1,108 gain on deconsolidation of subsidiary of $39,821, and equity-based compensation expense of $2,588; this was partially offset by depreciation and amortization of $39,314, debt amortization expense of $6,794, provision for obsolete inventory of $5,671, change in fair value of derivative liability of $2,329, change in fair value of investment of $4,195, other items of $957, and net change in operating assets and liabilities of $9,280. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $3,406, inventory of $11,566, prepaid expenses and other current assets of $4,255, notes receivable of $314, other assets of $1,388, decrease in accounts payable of $543, and accrued expenses and other current liabilities of $11,281. This was partially offset by an increase in income tax payable of $38,583 and other long term liabilities of $3,450.

During the nine months ended September 30, 2023, operating activities used $1,909 of cash, primarily resulting from a net loss of $101,789 and a change in deferred taxes of $6,475; this was partially offset by depreciation and amortization of $47,607, equity-based compensation expense of $18,304, loss on disposal group of $10,750, loss on deconsolidation of subsidiary of $2,473, change in fair value of Derivative liability of $55, debt amortization expense of $7,366, provision for obsolete inventory and other assets of $8,126, other items of $646, and net changes in operating assets and liabilities of $11,028.
Investing Activities

During the nine months ended September 30, 2024, investing activities provided $30,285 of cash mainly due to the proceeds from the sale of the Utah, Arizona, and Eastern Virginia businesses of $34,371, cash paid on deposits, net of $268 and proceeds from sale of license of $329. This was partially offset by purchases of property and equipment of $4,147,and cash paid on deposits, net of $268

During the nine months ended September 30, 2023, investing activities provided $21,938 of cash mainly due to proceeds from sale of property and equipment of $3,189, proceeds for stock issuance of $23,872, proceeds from deconsolidation of Missouri entity of $3,040, and net cash received on deposits of $97. This was partially offset by cash used in purchases of property and equipment of $8,260.
Financing Activities
During the nine months ended September 30, 2024, financing activities used $6,878 of cash, mainly due to repayments of debt of $13,228, payment of lease liabilities of $5,323, payment of debt issuance costs of $802, repayment of sellers note of $1,119, taxes paid on equity based compensation of $1,255, distributions of $333, and repayment of mortgage notes of $418. This was partially offset by proceeds from issuance of convertible debt of $15,600.
During the nine months ended September 30, 2023, financing activities used $5,927 of cash, mainly due to the payment of lease liabilities of $6,153, payment of debt issuance costs of $802, distributions to non-controlling interest holders of $431, taxes paid on equity-based compensation of $456, repayment of a seller's note of $1,125, and repayment of debt of $5,592. This was partially offset by cash provided by issuance of mortgage of $8,050.

Contractual Obligations and Commitments
The following table summarizes contractual obligations as of September 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$277,295	$7,281	$26,826	$25,308	$24,596	$22,249	$171,035
Sale-leaseback commitments	213,764	2,547	10,407	10,743	11,090	11,449	167,528
2026 Notes	185,000	—	—	185,000	—	—	—
Interest on 2025 notes and 2026 notes	30,805	4,442	17,575	8,788	—	—	—
Convertible debt (principal)	85,050	—	59,500	—	25,550	—	—
Interest on convertible debt	8,431	1,471	4,085	2,300	575	—	—
Mortgage notes (principal)	43,082	156	653	16,459	18,100	7,714	—
Mortgage notes (interest)	13,008	1,169	4,640	4,564	2,005	630	—
Closing promissory note (principal)	381	381	—	—	—	—	—
Closing promissory note (interest)	8	8	—	—	—	—	—
Total contractual obligations	$856,824	$17,455	$123,686	$253,162	$81,916	$42,042	$338,563
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
Judgements, estimates, and assumptions with the most significant effect on the amounts recognized in the consolidated financial statements are described below.
FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT
Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, deposits and other current assets, accounts payable, accrued expenses, current taxes payable and other current liabilities like interest payable and payroll liabilities, derivative liability, debt, and lease liabilities. The fair values of cash and restricted cash, accounts and notes receivable, deposits, accounts payable and accrued expenses and other current liabilities like interest payable and payroll liabilities, short-term debt and lease liabilities approximate their carrying values due to the relatively short-term to maturity or because of the market rate of interest used on initial recognition. The Cannabist Company classifies its derivative liability as fair value through profit and loss (FVTPL).
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
Our assets measured at fair value on a nonrecurring basis include investments, assets and liabilities held for sale, long-lived assets, and indefinite-lived intangible assets. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually, for indefinite-lived intangible assets. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered Level 3 measurements.
Financial Risk Management
We are exposed, in varying degrees, to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2024 and December 31, 2023, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.
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
To date, we have incurred significant cumulative net losses and we have not generated positive cash flows from our operations. We have therefore depended on financing from the sale of our equity and from debt financing to fund our operations. Overall, we do not expect the net cash contribution from our operations and investments to be positive in the near term, and we therefore expect to rely on financing from equity or debt.
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
As of September 30, 2024, and December 31, 2023, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
The following table contains information regarding purchases of Common Shares during the three months ended September 30, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs
July 1 through July 31 2024	—	$—	—	$—
August 1 through August 30, 2024	1,746,903(1)	—	—	$—
September 1 through September 30, 2024	—	—	—	$—
Total	1,746,903	$—	—
(1)On August 12, 2024, in connection with the settlement of a non-material litigation matter, certain parties agreed to forfeit and transfer 1,746,903 Common Shares back to the Company without consideration.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a)Not applicable.

b)Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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

10.1#
Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024

10.2	Form of Verano Holdings, LLC Promissory Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)
10.3#
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

10.5*	Fractional CHRO Engagement Agreement, dated August 6, 2024, between our CHRO, LLC and The Cannabist Company Holdings Inc.
10.6	Verano Holdings, LLC Promissory Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on August 22, 2024)
10.7#
Membership Interest Purchase Agreement, dated August 21, 2024, among Columbia Care LLC, Columbia Care Florida LLC, SFL Investment Holdings, LLC, Mint Florida Holdings, LLC, The Cannabist Company Holdings Inc. and The Cerberean Group LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)

10.8#	Form of Promissory Note from SFL Investment Holdings, LLC and Mint Florida Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)
10.9#
Purchase Agreement, dated August 22, 2024, among 3 Boys Farm LLC, Cresco U.S. Corp., Columbia Care Florida LLC and Columbia Care LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)

10.10*	Second Amendment to Exchange Agreement, dated September 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited
10.11*
Amendment, dated October 28, 2024, to Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc.

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
________________________
*Filed herewith.
#Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.
‡Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CANNABIST COMPANY HOLDINGS INC.

Date: November 7, 2024	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer