Form 10-K
period 2024-12-31
Cannabist Co Holdings Inc.
filed 2025-03-17
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number: 000-56294
________________________________________________________
THE CANNABIST COMPANY HOLDINGS INC.
(Exact name of registrant as specified in its charter)
________________________________________________________

British Columbia	98-1488978
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
________________________________________________________
321 Billerica Rd., Suite 204
Chelmsford, Massachusetts 1824
(Address of principal executive offices and zip code)
(978) 910-1486
(Registrant’s telephone number, including area code)
________________________________________________________
680 Fifth Ave., 24th Floor
New York, New York
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Shares
(Title of Class)
___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.(1)  Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). (1)  Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
(1)Not applicable.
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a common share of the registrant on December 31, 2024 as reported on the Cboe (Canada) Exchange on that date: USD$30,741,440.
As of March 11, 2025, there were 465,638,304 common shares, no par value (the “Common Shares”), of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portion of our Proxy Statement for our 2025 Annual Meeting of Stockholders (the "Proxy Statement"), are incorporated by reference in Part III.

THE CANNABIST COMPANY HOLDINGS INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
•the impact of the Company's corporate restructuring activities, including, without limitation, the Company’s ability to complete the planned debt restructuring as contemplated by the Support Agreement (as defined below);
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
•the impact of Section 280E of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”);
•the impact of state laws pertaining to the cannabis industry;
•the Company’s reliance on key inputs, suppliers and skilled labor;
•the difficulty of forecasting the Company’s sales;
•constraints on marketing products;
•potential cyber-attacks and security breaches;
•net operating loss and other tax attribute limitations;
•the impact of changes in tax laws;
•the volatility of the market price of the Company’s common shares;
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

Risk Factor Summary

Our business, financial condition, operating results, or prospects could be materially and adversely affected by, and the price of our Common Shares could decline due to a number of factors, whether currently known or unknown, including but not limited to those summarized below. You should carefully consider the risk factors summarized below and described in more detail in Item 1A, “Risk Factors.”, together with the other information contained in this Annual Report on Form 10-K.

Risks Related to the 2025 Debt Transaction

•The completion of the Plan of Arrangement (as defined below) may not occur or may be delayed.
•The Support Agreement (as defined below) may be terminated.
•If the Plan of Arrangement is not completed, the market price or value of the Senior Notes (as defined below) and/or of the Common Shares may decline.
•The uncertainty surrounding the Plan of Arrangement could negatively impact the Company’s current and future operations, financial condition and prospects.
•The pending Plan of Arrangement may divert the attention of the Company’s management.
•Despite the Company’s current level of indebtedness, the Company may be able to incur more debt following completion of the Plan of Arrangement. This level of indebtedness could further exacerbate risks to the Company’s financial condition.
•The Plan of Arrangement may have adverse tax consequences on the Company.
•Following the Plan of Arrangement, the Company may not be able to generate sufficient cash to service all of its indebtedness, including the New Notes (as defined below), and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

Risks Related to Our Business

•Marijuana remains illegal under federal law, and enforcement of cannabis laws could change.
•There is no guarantee that the Rohrabacher-Farr Amendment will be renewed.
•There is a risk of civil asset forfeiture of the Company’s assets.
•The Company is subject to anti-money laundering laws and regulations.
•U.S. border officials could deny entry into the U.S. to employees of, or investors in companies with cannabis operations in the United States.
•The Company may lack access to U.S. bankruptcy protections.
•The Company may face heightened scrutiny by regulatory authorities.
•Residents of the United States may be unable to settle trades of the Company’s securities.
•The cannabis industry may experience legal, regulatory or political change.
•The Company may have difficulty accessing the services of banks, which may make it difficult to operate its business.
•The Company may have difficulty accessing public and private capital.
•The Company may face unfavorable publicity or consumer perception.
•The results of future clinical research may have a material adverse effect on the Company.
•Expansion into the adult-use cannabis market may subject the Company to additional regulation.
•The Company’s business is subject to a variety of laws, regulations and guidelines.
•The Company may face penalties for regulatory violations
•The Company may face risks related to FDA and FTC enforcement.
•Cannabis businesses are subject to unfavorable tax treatment as a result of Section 280E.
•The Company’s service providers may suspend or withdraw their services.
•The Company may be unable to enforce its contracts.
•Ability to grow the Company’s business depends on state laws pertaining to the cannabis industry.
•Reliable data on the cannabis industry is not available.
•Conversions and potential future sales of shares could adversely affect prevailing market prices for the common shares.
•Additional issuances of Common Shares, Proportionate Voting Shares, and Preferred Shares may result in dilution.
•The Company’s Articles provides that the Supreme Court of the Province of British Columbia, Canada and the appellate Courts therefrom are the sole and exclusive forum for any derivative action brought on behalf of the Company, which may limit our investors’ flexibility in selecting a forum for any future disputes.
•The Company may grow low quality cannabis.
•The Company faces risks inherent in the agricultural business.

•Climate change could exacerbate certain of the risks inherent in the Company’s agricultural operations.
•The Company may face risks related to its third-party product manufacturers.
•The Company is exposed to product liability claims.
•The Company’s products may be subject to product recalls.
•Significant failure or deterioration of the Company’s quality control systems could have a material adverse effect on the Company.
•The Company is subject to environmental risk and regulation.
•The Company has limited operating history.
•The Company had negative net losses during the fiscal year ended December 31, 2024.
•The Company’s efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support its business operations and future growth strategies.
•The Company faces intense competition from other companies.
•New well-capitalized entrants into the cannabis industry may develop large-scale operations.
•The Company is vulnerable to rising energy costs.
•The Company is reliant is on key inputs.
•The Company is reliant on suppliers and skilled labor.
•The Company’s sales are difficult to forecast.
•The Company faces intellectual property risks.
•The Company may not be able to protect its trademarks.
•The Company may infringe on intellectual property rights of third parties.
•The Company faces competition from synthetic production and technological advances.
•The Company may face constraints on marketing products.
•The Company may be exposed to risk of fraudulent or illegal activity by employees, contractors and consultants.
•Certain jurisdictions currently prohibit public company ownership of cannabis businesses.
•The Company depends on information technology systems and may experience cyber-attacks.
•A security breach may have a material adverse effect on the Company.
•We have been, and expect to continue to be, a target of cyberattacks. If our internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.
•The Company is subject to high bonding and may face difficulty obtaining insurance coverage.
•The Company may not pay dividends.
•The Company’s use of customer information and other personal and confidential information may have an adverse impact.
•The Company is subject to taxation in both Canada and the United States.
•The Company may be subject to net operating loss and certain other tax attribute limitations.
•Dividends may be subject to Canadian and/or United States withholding tax.
•Transfers of Common Shares may be subject to United States gift, estate and transfer taxes.
•Changes in tax laws may affect the Company and its shareholders.
•Market price of the common shares may be highly volatile.
•Further equity financing may dilute the interests of the Company shareholders and depress the price of the common shares.
•Conflicts of interest may exist between the Company and its directors or officers.
•Certain remedies may be limited.
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

General Risk Factors

•The Company is reliant on management.
•The Company may become party to litigation from time to time.
•The Company may be unable to manage its growth effectively.
•The Company is subject to significant costs of being a public company.
•The trading market for common shares is influenced by securities industry analyst research reports.
•Past performance may not be indicative of future results.
•Financial projections may prove materially inaccurate or incorrect.
•Global financial conditions may have an adverse impact on the Company.
•Disease outbreaks may negatively impact the Company.
•There may not be an active, liquid market for the Common Shares.
•Return on the Common Shares is not guaranteed.

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
The Company, through its subsidiaries, currently owns or manages interests in several state-licensed medical and/or adult use marijuana businesses in California, Colorado, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Virginia, and West Virginia. The Company has exited its prior operations in Florida, Missouri, Utah, Washington D.C., the European Union and Puerto Rico.
The registered office of the Company is 1700, 666 Burrard St., Vancouver, BC V6C 2X8. The head office is located at 321 Billerica Rd., Suite 204, Chelmsford, Massachusetts 01824. The Company’s telephone number is (978) 910-1486.
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
General Development of the Business
The Cannabist Company has grown primarily by submitting responses to state-issued requests for proposals and obtaining cannabis licenses pursuant to such processes throughout the United States, where such activity is legal at the state-level. In 2020, 2021, and 2022, the Company also grew significantly from acquiring other leading cannabis operations. The Company also provides management services to licensed entities. As of December 31, 2024, The Cannabist Company holds, directly or indirectly, 115 licenses with 87 discrete facilities that are operational or in development.

2016-2023 Growth
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025(1)
Employees	219	279	418	697	1,775	2,586	2,505	2,191	1,681	1,628
Facilities	21	25	54	70	107	132	131	126	87	86
Jurisdictions	10	11	15	16	16	18	17	16	14	14
Notes:
(1)As of February 28, 2025 and includes assets classified as held-for-sale
The Cannabist Company’s cannabis license portfolio allows for an aggregate of approximately 2.039 million square feet of cultivation and manufacturing space within its currently leased or owned facilities and the potential to produce over 150,000 kilograms of dry flower annually, based on an assumed 65 grams per square foot of cultivation space and 5.2 harvests per year.
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
Recent Events
•On January 15, 2025, the Company completed the sale of a non-operating facility in DE for gross proceeds of $3.4 million, and fully settled the outstanding mortgage on the property of $1.8 million
•On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) representing approximately 61% of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the six percent (6.0%) Senior Secured Convertible Notes due June 29, 2025 for an aggregate amount of US$59.5 million (the “2025 Notes”); (ii) the nine and one half percent (9.5%) Senior Secured First-Lien Notes due February 3, 2026 for an aggregate amount of US$185 million (the “2026 Notes”); and (iii) the nine percent (9.0%) Senior Secured Convertible Notes due March 19, 2027 for an aggregate amount of US$25.55 million (the “2027 Notes”, and together with the 2025 Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.50% fee, payable in cash) (the “New Senior Notes”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “New Convertible Notes”, and together with the New Senior Notes, the “New Notes”).
◦The Support Agreement contemplates, among other things, the following terms:
•The holders of the Senior Notes will receive, pursuant to a plan of arrangement (the “Plan of Arrangement”), an equal principal amount of New Notes in an aggregate amount of approximately US$270 million, which will be guaranteed by the Company and each of its direct and indirect subsidiaries (other than certain existing unrestricted subsidiaries), and the New Notes shall be secured by all or substantially all of the assets and properties of the Company and each guaranteeing subsidiary, subject to certain exemptions. The New Notes will also contain new covenants including a net consolidated leverage ratio requirement, minimum liquidity requirement, consent fees for asset sales and incurrence covenants.

•The Company will also issue 118,209,105 common shares (the “New Shares”), representing 24.99% of the issued and outstanding shares of the Company, on a pro rata basis to holders of Senior Notes who elect to receive New Senior Notes (the “Share Payment”). Holders of 2027 Notes who elect to receive New Convertible Notes will not be entitled to any portion of the Share Payment. 100% of the New Shares will be subject to a 6-month contractual lock-up from the closing of the Transaction, and 50% of the New Shares will be subject to a 12-month contractual lock-up from the closing of the Transaction.
•Supporting Noteholders and any other holder of Senior Notes who executes a joinder to the Support Agreement prior to 5:00 p.m. (New York time) on March 10, 2025 (or such later date as may be agreed by the Company and certain Supporting Noteholders) (collectively, “Early Supporting Noteholders”) who receive New Senior Notes will also receive their pro rata share of a US$1.5 million early consent fee payable by the Company to such Early Supporting Noteholders on closing of the Transaction (the “Early Consent Consideration”). The Early Consent Consideration shall be payable by the Company in cash or through transfer of publicly traded securities of a third-party issuer owned by the Company, at the Company’s option. Holders of 2027 Notes, including Early Supporting Noteholders, who elect to receive New Convertible Notes will not be entitled to any portion of the Early Consent Consideration.
•Early Supporting Noteholders who receive New Senior Notes will also receive their pro rata share of a US$1.5 million asset sale consent fee (the “Asset Sale Early Consent Fee”) payable by the Company to such Early Supporting Noteholders in two equal instalments on: (i) the date on which the Company has received aggregate asset sale proceeds for certain pending or contemplated asset sales disclosed to and approved by the Supporting Noteholders (“Approved Sales”) equal to or greater than US$15 million; and (ii) the date on which the Company has received aggregate sale proceeds for Approved Sales equal to or greater than US$20 million. Holders of 2027 Notes, including Early Supporting Noteholders, who elect to receive New Convertible Notes will not be entitled to any portion of the Asset Sale Early Consent Fee.
•The New Convertible Notes will retain the same conversion price and features as the 2027 Notes, though the maturity date of the New Convertible Notes issued pursuant to the Plan of Arrangement will be extended to the same maturity as the New Senior Notes.
•In order to reduce the dilutive effect of the New Shares on existing shareholders of the Company, the existing shareholders of the Company (excluding the recipients of the New Shares) will be granted new common share purchase warrants (the “Anti-Dilutive Warrants”) to acquire an aggregate of 118,246,947 million newly issued common shares, representing approximately 20% of the common shares on a pro forma, diluted basis (after taking into consideration the issuance of the New Shares). The Anti-Dilutive Warrants will be exercisable at CDN$0.14 per common share for a period of two years from the closing of the Transaction.
•At closing of the Transaction, the Company will select two (2) qualified independent directors with no affiliation to competitors (the “Independent Directors”) from a slate of candidates provided by the Supporting Noteholders, to be added to the board of directors of the Company (the “Board”). Until the New Notes are refinanced or repaid in full, the Supporting Noteholders shall have the right to nominate two (2) Independent Directors for election to the Board, beginning as of the Company’s 2025 annual general meeting. Four (4) of the Company’s director positions will be eliminated as of the 2025 annual general meeting if closing has occurred by such meeting, resulting in a seven-person board (pro forma for the addition of two (2) new Independent Directors described above). The Chair of the Board shall be subject to approval by the independent directors of the Board.

The Transaction will be subject to approval by the Ontario Superior Court of Justice (the “Court”) pursuant to the Plan of Arrangement under the Canada Business Corporations Act (the “CBCA”). The Transaction will also be subject to customary conditions, including approval by the requisite majority of holders of Senior Notes and the receipt of any necessary regulatory approvals, including state cannabis regulators, if applicable. Pursuant to the Plan of Arrangement, the Company expects to call a meeting of holders of Senior Notes to approve the Transaction and is targeting closing the Transaction in the first half of 2025, subject to the satisfaction of closing conditions, including court approval of the Plan of Arrangement and the receipt of any necessary state cannabis regulatory approvals. The Company intends to mail a proxy circular in the upcoming weeks to holders of Senior Notes.

Recent Development of The Cannabist Company’s Other Business Elements
2022
February 2022 Private Placement
On February 3, 2022, the Company closed on the 2026 Notes, which was a private placement of US$185,000,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 . The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes. The Company’s repayment obligations with respect to the 2026 Notes are impacted by the 2025 Debt Transaction.
VentureForth Acquisition and Settlement
On April 18, 2022, in connection with the acquisition and settlement of preexisting relationships, the Company issued 18,755,802 common shares (the “VentureForth Shares”) and, on April 18, 2022 and April 24, 2022 paid approximately $26,000,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth, LLC (“VentureForth”). VentureForth held two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration (“ABRA”), specifically, one license to cultivate and manufacture medical cannabis and one license to dispense medical cannabis. The Company previously had a management services agreement with VentureForth. The shares issued and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties.
2023
September 2023 Private Placement
On September 18, 2023, the Company entered into subscription agreements with institutional investors (the “September 2023 Investors”) for the purchase and sale of 22,244,210 units of the Company (the “September 2023 Units”) at a price of C$1.52 per Unit (the “Issue Price”) pursuant to a private placement (the “September 2023 Offering”), for aggregate gross proceeds of approximately C$33.8 million or approximately US$25 million (the “Initial Tranche”). Each Unit consists of one Common Share (or Common Share equivalent) and one half of one warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche (“September 2023 Warrant”). The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 pre-funded warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share (the “September 2023 Pre-Funded Warrants”). The September 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Offering closed on September 21, 2023. ATB Capital Markets Inc. acted as sole placement agent for the Offering. The Company used the proceeds from the September 2023 Offering to reduce its outstanding indebtedness and for general corporate purposes.
In connection with the transaction, the Company and the Investors entered into a customary registration rights agreement. The September 2023 Units were subject to limited lock-up requirements.
2024
January 2024 Debt Exchange
On January 22, 2024, the Company entered into the exchange agreement, as amended on June 30, 2024 and September 30, 2024 (as amended, the “Exchange Agreement”), with certain holders (the “Holders”) of the Company’s 2025 Notes, pursuant to which the Company agreed to the repurchase of up to $25 million principal amount of the 2025 Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).

Pursuant to the terms of the Exchange Agreement, the Holders agreed to:

•by January 31, 2024, transfer $5 million principal amount of 2025 Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;

•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on December 31, 2024, transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed, with approximately $10 million remaining available for exchange as $5 million were separately exchanged into the 2027 Notes, as described below. The term of the Exchange Agreement expired as of January 31, 2025.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25.75 million aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15.6 million. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5 million of the Company’s existing 6.0% 2025 Convertible Notes. Through December 31, 2024, 983.604 shares were issued to convert $300 principal.

The principal amount of the 2027 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt premium and debt issuance costs is amortized over the term of the 2027 Notes. The Company’s repayment obligations with respect to the 2027 Notes are impacted by the 2025 Debt Transaction.
Description of the Business
Overview of the Company
The Cannabist Company, formerly known as Columbia Care, is one of the most experienced cultivators, manufacturers and providers of cannabis products and related services, with licenses in 14 U.S. jurisdictions. The Company operates 89 facilities including 70 dispensaries and 19 cultivation and manufacturing facilities, including those under development. Columbia Care, now The Cannabist Company, is one of the original multi-state providers of cannabis in the U.S. and now delivers industry-

leading products and services to both the medical and adult-use markets. In 2021, the Company launched Cannabist, its retail brand, creating a national dispensary network that leverages proprietary technology platforms. The company offers products spanning flower, edibles, oils and tablets, and manufactures popular brands including dreamt, Seed & Strain, Triple Seven, Hedy, gLeaf, Classix, Press, and Amber.
Figure 1: Company Footprint

The Cannabist Company actively operates or has under development, cultivation and/or production assets in California, Colorado, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia. The Company’s existing U.S. license portfolio allows for (i) an aggregate of approximately 2,235,195 square feet of indoor cultivation and production footprint (including operational, in development and optioned space) within its currently leased or owned facilities (including options to expand within such facilities), with the potential to produce more than 150,000 kg of dry flower on an annual basis and (ii) an aggregate of approximately 61.5 acres of outdoor cultivation and production footprint (including operational and optioned space). This capacity does not include the potential yield from the Company’s outdoor marijuana and industrial hemp acreage, which will vary seasonally. Since the Company currently has operating facilities and projects under development across multiple jurisdictions in the United States, it is not substantially dependent on any individual cultivation facility or dispensary.

The table below describes each jurisdiction’s indoor and greenhouse cultivation and/or production operations as of December 31, 2024:

Jurisdiction	Approximate / Current Facility Size (sq. ft.)		Status	Approximate Expansion Capacity (sq. ft.)
California	45,572		Operational	—
Colorado	20,295		Operational
	58,488		Operational
	29,444		Non-Operational
	12,327		Non-Operational
	29,699		Non-Operational
	35,000		Non-Operational	—
Delaware	20,000		Operational
	37,524		Non-Operational	—
Florida	40,000		Non-Operational
Illinois	32,802		Operational	—
Maryland	42,000		Operational
	17,040		Operational	—
Massachusetts	38,890		Operational	—
New Jersey	50,274		Operational
	270,000		Operational	—
New York	58,346		Operational	149,997
	940,000	(1)	Under development	200,000
Ohio	55,000		Operational
	7,201		Operational	—
Pennsylvania	274,000		Operational	—
Virginia	82,000		Operational
West Virginia	39,293		Operational	—
Total	2,235,195			349,997
Notes:
(1)Includes 30,000 sq. ft. of operational greenhouse canopy at Riverhead, Long Island facility.
The table below describes each jurisdiction’s outdoor cultivation and/or production operations:

Jurisdiction	Approximate Size (acres)	Status	Approximate Expansion Capacity

Colorado	11.5(1)	Non-Operational	32.3(3)
	50(2)	Non-Operational	74.9
Total	61.5		107.2
Notes:
(1)Includes 13,604 sq. ft. indoor processing facility located on the premises.
(2)Includes four separate 3,960 sq. ft. greenhouse cultivation facilities located on the premises.
(3)The Cannabist Company has the potential to expand outdoor cultivation activities up to 107.2 acres under current lease terms subject to state and local regulatory approval.
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
The Company’s production platform is designed to cultivate and manufacture cannabinoid-based products that are used specifically for medical use or consumer wellness, and health and lifestyle products produced to assure consistency and quality. The Company engages national engineering consultants to design bespoke systems that follow industry best practices in order to produce its products. The Company does all of this to optimize product quality, and reduce the risk of exposing patients and consumers to potentially harmful contaminants while increasing the effectiveness and consistency of the approved products delivered.
The Company believes that a clean and sanitized growing and processing environment is key to ensuring the integrity of products. These self-imposed disciplines are more resource intensive, but are designed to yield a safe, consistent, contaminant-free product in order to advance quality, safety and, where applicable, efficacy.
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
Extraction
The Company utilizes a number of well-established, regulatory-approved methods for cannabinoid extraction and performs extraction of the leaves, trimmings and flowers of female cannabis plants to produce an approved cannabinoid product form. Once extracted, the Company’s expert formulation staff formulates proprietary extracts into consumer products and medications for delivery by following protocol and state regulations.
Dispensaries
The Cannabist Company has, manages or is developing dispensaries in California, Colorado, Delaware, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia. All of the Company’s dispensaries have either licensed pharmacists or trained personnel on staff to ensure that customers and patients have access to knowledgeable personnel that can advise on the responsible use of cannabis including delivery formats and dosing schedules as applicable. The table below describes each jurisdiction’s dispensary operations as of December 31, 2024.

Jurisdiction	City	Status

California	North Hollywood San Diego (2 locations) San Francisco	Operational Operational Operational

Jurisdiction	City	Status

Colorado	Adams County Aspen Aurora (6 locations) Black Hawk Denver (3 locations) Edgewater Englewood Fort Collins Glendale Glenwood Springs Longmont Northglenn Sheridan Silver Plume Pueblo Trinidad Thornton	Operational Non-Operational Operational Operational Operational Operational Non-Operational Operational Operational Operational Operational Operational Operational Operational Operational Non-Operational Operational

Delaware	Rehoboth Beach Smyrna Wilmington	Operational Operational Operational

Illinois	Chicago Villa Park	Operational Operational

Maryland	Chevy Chase Frederick Rockville(1) Prince George’s County	Operational Operational Operational Under Development

Massachusetts	Greenfield Lowell	Operational Operational

New Jersey	Vineland Deptford May’s Landing	Operational Operational Operational

New York	Brooklyn Riverhead Rochester	Operational Operational Non-Operational

Ohio	Dayton Logan Marietta Monroe Warren	Operational Operational Operational Operational Operational

Pennsylvania	Allentown Scranton Wilkes-Barre	Operational Operational Operational

Virginia	Richmond (co-located with cultivation and manufacturing operations) Short Pump Carytown Colonial Heights Laburnum 1 additional location	Operational Operational Operational Operational Operational Under development

Washington, D.C.	Washington, D.C.	Non-Operational

Jurisdiction	City	Status

West Virginia	Beckley Huntington Morgantown St. Albans Williamstown	Operational Operational Operational Operational Operational
Notes:
(1)Currently subject to a management services agreement until final regulatory approval is granted for the acquisition
Branding and Marketing
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
Banking and Processing
The Cannabist Company deposits funds from its dispensary operations into bank accounts established with various banking partners. The Company ensures that the banks used are fully aware of the nature of the business and industry in which the Company operates. Payment methods currently vary by market.
Inventory Management
In the jurisdictions where the Company is operational, it has comprehensive inventory management practices that are compliant with applicable state laws and regulations. Such practices ensure control over the Company’s cannabis and cannabis product inventory using seed to sale tracking software. The Company’s practices are designed to avoid contamination and diversion, and to advance the safety and quality of the products dispensed.

Information Technology
The Cannabist Company strategically invests in information technology infrastructure. The Company has invested in information technology security platforms which are designed to protect patient and customer records and personal information in compliance with applicable laws and regulations.
Employees
As of December 31, 2024, The Cannabist Company had 1,681 employees across its operating jurisdictions, compared to 2,191 employees as of December 31, 2023. As of February 28, 2025, the Company had approximately 1,628 employees.
The Cannabist Company is committed to:

•Hiring, training and retaining an efficient, hard-working and qualified labor force that reflects the racial, cultural and ethnic composition of the communities it serves, including people of color, veterans, older workers and persons with physical and/or cognitive disabilities.

•Providing a work environment that is free of unlawful harassment, discrimination and retaliation: in furtherance of this commitment, The Cannabist Company strictly prohibits all forms of unlawful discrimination and harassment.

•Complying with all laws protecting qualified individuals with disabilities, as well as the religious beliefs and observances of employees, independent contractors, vendors, unpaid interns and volunteers.
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
Company employees are highly talented individuals who have educational achievements ranging from doctorates to master's to undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by the Company. It is currently a requirement that all of the Company’s employees pass background checks.
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
Competition
The Cannabist Company competes with other retail, manufacturing and cultivation license holders across the states in which it operates, as well as additional states. Many of the Company’s competitors are smaller, local operators, as well as many operators with a significant presence in multiple states that compete directly with the Company for regional market share. In certain markets, a number of dispensaries and cultivators operate illegally and compete directly with the Company. However, the Company expects that law enforcement will increasingly respond to illicit market operators. In addition to physical dispensaries, the Company also competes with third-party delivery services, which provide direct-to-consumer delivery services.
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

Intellectual Property
The Company’s intellectual property strategy seeks to provide protection for its product and product candidates, through the prosecution of different types of intellectual property applications.
No guarantee can be given that the Company will be able to successfully assert its intellectual property rights, nor can the company guarantee that its applications or registrations will not be invalidated, circumvented or challenged. Any such invalidity, particularly with respect to a product name, or a successful intellectual property challenge or infringement proceeding against the company, could have a negative effect on the Company’s business.

In addition to other forms of intellectual property, the Company relies upon unpatented trade secrets and know-how to develop and maintain its competitive position. The Company has developed proprietary technologies and processes.

The Company seeks to protect its proprietary information, in part, by executing confidentiality agreements with third parties and as well as non-disclosure and invention assignment agreements with its employees and consultants. The confidentiality agreements it enters into are designed to protect its proprietary information and the agreements or clauses requiring assignment of inventions to the Company are designed to grant it ownership of technologies that are developed through its relationship with the respective counterparty. The Company cannot guarantee, however, that these agreements will afford it adequate protection of its intellectual property and proprietary information rights.
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

In the United States, cannabis is largely regulated at the state level. State laws regulating cannabis are in direct conflict with the federal CSA, which makes cannabis use and possession federally illegal. Although most U.S. states authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law. The Company faces risks for operating in an industry that is illegal under federal law, including that third party service providers could suspend or withdraw services. See section entitled “Risk Factors” herein.

Due to the conflicting views between state governments and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. In response and until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions through a series of United States Department of Justice (“DOJ”) memoranda. The most significant of these memoranda was drafted by former Deputy Attorney General James Cole in 2013 (the “Cole Memo”).
The Cole Memo offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo put forth eight prosecution priorities:
•Preventing the distribution of marijuana to minors;

•Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

•Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

•Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

•Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

•Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

•Preventing marijuana possession or use on federal property.
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
The former Attorneys Generals who succeeded former Attorney General Sessions following his resignation have not provided a clear policy directive for the United States as it pertains to state-legal marijuana-related activities. However, as discussed herein in the section entitled “Controlled Substances Act Rescheduling,” during his term, President Joseph R. Biden, announced multiple mass pardons and clemency of persons who had been convicted of simple marijuana possession under federal law and initiated a regulatory process under the CSA to move cannabis from Schedule I to Schedule III. However, with the recent re-election of President Donald J. Trump, who took office on January 20, 2025, the future of the rescheduling process is uncertain.
2018 Farm Bill
Following the passage of the Agriculture Improvement Act of 2018 (popularly known as the “2018 Farm Bill”), cannabis with a tetrahydrocannabinol (“THC”) content below 0.3% dry weight volume is classified as hemp and has been removed from the CSA. Hemp and products derived from it that are lawfully cultivated or manufactured in accordance with the 2018 Farm Bill, U.S. Department of Agriculture regulations and applicable state laws may now be sold into commerce and transported across state lines. The 2018 Farm Bill explicitly preserves the authority of the FDA to regulate certain products containing cannabis or cannabis-derived compounds such as CBD under the federal Food, Drug and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD, noting the FDA’s position that it is unlawful to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2023, the FDA issued a statement in connection with its denial of three citizen petitions requesting that the agency engage in rulemaking to establish regulations under which CBD derived from hemp could be legally marketed as a dietary ingredient in foods and dietary supplements. FDA stated that it is seeking assistance from Congress to create a new regulatory pathway that is better designed to regulate products that contain hemp derived cannabinoids, including CBD. In the interim, FDA stated that products (including dietary supplements, conventional foods, and animal foods) on the market are at risk of FDA enforcement as the agency deems “appropriate.” To date, the FDA’s enforcement actions against companies manufacturing CBD products has primarily been limited to the issuance of warning letters to companies whose products have made prohibited, misleading, and unapproved drug claims. Various states have also enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp consumable products. While some states explicitly authorize and regulate the production and sale of hemp-derived CBD consumable products or otherwise provide legal protection for authorized individuals to engage in such activities, other states restrict the sale of CBD products or prohibit such products outright. The 2018 Farm Bill’s provisions regarding hemp have been extended through congressional appropriations “riders” following the 2018 Farm Bill’s expiration in 2023. It is uncertain whether Congress will further amend the definition of “hemp” through subsequent legislation.
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
1.Verifying with the appropriate state authorities whether the business is duly licensed and registered;
2.Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;
3.Requesting from state licensing and enforcement authorities available information about the business and related parties;
4.Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);
5.Ongoing monitoring of publicly available sources for adverse information about the business and related parties;
6.Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and
7.Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.
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
Those state-chartered banks and credit unions that do have customers in the marijuana industry charge marijuana businesses high fees to pass on the added cost of ensuring compliance with the FinCEN Guidance. Unlike the Cole Memo, however, the FinCEN Guidance from 2014 has not been rescinded. Despite the rescission of the Cole Memo in 2018, the Company continues to do the following towards ensuring compliance with the guidance provided by the Cole Memo, the FinCEN Guidance, and other best industry practices:
•The Company and its subsidiaries operate in compliance with licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions.
•The Company’s cannabis-related activities adhere to the scope of the licensing obtained – for example, in the states where only medical cannabis is permitted, products are sold only to patients who hold the necessary documentation to permit the possession of the cannabis.
•The Company performs due diligence on contractors or anyone provided access to secure areas of its facilities to prevent cannabis products from being diverted or distributed to minors.
•The Company works to ensure that the licensed operators have an adequate inventory tracking system and adequate procedures in place so that their compliance system can track inventory effectively. This is done to reduce the risk of diversion of cannabis or cannabis products into states where cannabis is not permitted by state law, or across state lines in general.
•The Company conducts background checks as required by applicable state law.

•The Company conducts reviews of activities of the cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of its licensed premises (including the cases where such possession is permitted by regulation – e.g., transfer of products between licensed premises). These reviews are completed to ensure that licensed operators do not possess or use cannabis on federal property or engage in manufacturing or cultivation of cannabis on federal lands.
Controlled Substances Act Rescheduling
There have been recent developments regarding the potential for cannabis to be removed from the most restrictive schedule under the CSA, but with the recent re-election of President Trump, the regulatory process for this so-called “rescheduling” is uncertain. On October 6, 2022, President Joe Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”), Xavier Becerra, and Attorney General Merick Garland initiate a scientific review of the basis for cannabis’ scheduling under the CSA. After approximately 11 months of review, on August 29, 2023, HHS Assistant Secretary of Health, Rachel Levine, sent a letter to Drug Enforcement Administration (“DEA”) Administrator, Anne Milgram, recommending rescheduling marijuana from Schedule I to Schedule III of the CSA. The recommendation was based on a scientific and medical review by the FDA with an analysis of the eight factors determinative of control of a substance under the CSA. The National Institute on Drug Abuse ("NIDA"), a part of the National Institutes of Health ("NIH"), agreed with the HHS/FDA recommendation to reclassify cannabis.

On May 16, 2024, the DEA issued a Notice of Proposed Rulemaking (“NPRM”) to reclassify marijuana to Schedule III. A formal adjudicatory proceeding was opened by a DEA Administrative Law Judge (“ALJ”). Following the introduction of all evidence, testimony, and briefings in the hearings, the ALJ would issue a final determination on the proposed rescheduling, However, these proceedings have been indefinitely delayed. On January 13, 2025, the ALJ cancelled a hearing set for January 21, 2025, which effectively pauses the rescheduling process indefinitely while an interlocutory appeal by two pro-rescheduling participants is considered by the DEA Administrator. There is no clear timeline for when the hearings will resume.

During the presidential campaign in 2024, President Trump publicly stated that his administration would support reclassification of cannabis as a Schedule III substance and would not stop or reverse a Schedule III determination. However, it is uncertain whether President Trump, new Attorney General Pamela Jo Bondi, or President Trump’s nominee for DEA Administrator, Derek Maltz, will withdraw the NPRM or otherwise end these rescheduling proceedings.
Internal Revenue Code, Section 280E
An additional challenge to marijuana-related businesses is that the provisions of the Internal Revenue Code, Section 280E (“Section 280E”), are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. Section 280E prohibits marijuana businesses from deducting ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. As a result of Section 280E, the Company’s effective tax rate can be highly variable and depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. If rescheduling were to occur, it is anticipated that the IRS will provide additional guidance on Section 280E and its applicability to the Company’s business. That said, legislation has been introduced in the U.S. House of Representatives and U.S. Senate that would make 280E applicable to any trade or business involved in cannabis even if cannabis is rescheduled to Schedule III under the CSA. It is not clear whether these bills have a high likelihood of passage.
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
In sum, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memo, enforcement priorities are determined by respective United States Attorneys, and notwithstanding public statements to the contrary, federal law enforcement could enforce the CSA – and its criminal prohibition on commercial cannabis activity.
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
In addition to the state-specific information provided below, the Company also continues to own a non-operational license and non-operational cultivation facility in Florida. The Company is maintaining those assets in compliance with Florida state law while completing processes to divest both of them to third parties.
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

Holding Entity	Permit/License	City	Expiration/ Renewal Date (if applicable) (MM/DD/YY)	Description
Mission Bay, LLC	California Department of Cannabis Control - # C10-0000472-LIC	San Diego	07/18/25	Adult-Use and Medicinal Cannabis Retailer License
Focused Health, LLC	California Department of Cannabis Control – CDPH- 10003760	San Diego	07/29/25	Adult Use and Medical Manufacturing License – Type 7: Volatile Solvent Extraction
Focused Health, LLC	California Department of Cannabis Control - C11-0001210-LIC	San Diego	06/09/25	Adult-Use and Medicinal Cannabis Distributor License
The Healing Center of San Diego, LLC	California Department of Cannabis Control - C10-0000213-LIC	San Diego	06/13/25	Adult-Use and Medicinal Cannabis Retailer License
PHC Facilities, Inc.	California Department of Cannabis Control CCL18-0003760	Los Angeles	04/26/25	Adult Use Cannabis Cultivation License – Provisional Medium Indoor
PHC Facilities, Inc.	California Department of Cannabis Control - C11-0000072-LIC	Los Angeles	05/09/25	Adult-Use and Medicinal Provisional Distributor License
PHC Facilities, Inc.	California Department of Cannabis Control - C10-0000050-LIC	Los Angeles	05/09/25	Adult-Use and Medicinal Provisional Retailer License
Resource Referral Services, Inc.	California Department of Cannabis Control - C10-0000130-LIC	North Hollywood	06/04/25	Adult-Use and Medicinal Cannabis Retailer License
Access Bryant SPC	California Department of Cannabis Control - C10-0000527-LIC	San Francisco	07/28/25	Adult-Use and Medicinal Cannabis Retailer License
The Wellness Earth Energy Dispensary, Inc.	California Department of Cannabis Control – C10-0000288-LIC	Studio City	06/24/25	Adult-Use and Medicinal Cannabis Retailer License

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
California Storage, Transportation, and Security Requirements
To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, California’s marijuana businesses are required to do the following:
•maintain a fully operational security alarm system;
•contract for security guard services;
•maintain a video surveillance system that records continuously 24 hours a day;
•ensure that the facility’s outdoor premises have sufficient lighting;
•not dispense from its premises outside of permissible hours of operation;
•store cannabis and cannabis product only in areas per the premises diagram submitted to the state of California during the licensing process;
•store all cannabis and cannabis products in a secured, locked room or a vault;
•report to local law enforcement within 24 hours after being notified or becoming aware of the theft, diversion, or loss of cannabis; and

•ensure the safe transport of cannabis and cannabis products between licensed facilities, maintain a delivery manifest in any vehicle transporting cannabis and cannabis products. Only vehicles registered with the DCC that meet DCC distribution requirements are to be used to transport cannabis and cannabis products.
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
Under the Colorado Marijuana Code, the Marijuana Enforcement Division of the Colorado Department of Revenue is empowered to grant licenses to both adult use and medical marijuana businesses, including cultivation facilities, products manufacturers, testing facilities, transporters, researchers and developers, and (in the adult use context) accelerator cultivators, accelerator stores, and hospitality businesses, and to develop and implement rules regarding the operations of licensees. The MED generally promulgates amendments to its regulations each year.
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

Colorado Licenses
The Cannabist Company operates marijuana establishments as detailed below.

Holding Entity	Permit/License	City	Expiration or Renewal Date (if applicable)	Description
The Green Solution LLC	Retail Marijuana Store 402R-00300	Aurora, Colorado (Peoria Court)	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00302	Aurora, Colorado (E. Montview Boulevard)	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00297	Aurora, Colorado (S. Potomac)	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00303	Aurora, Colorado (E. Colfax)	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00666	Aurora, Colorado (Quincy Avenue)	05/01/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00474	Denver, Colorado (Federal Boulevard)	06/24/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00374	Black Hawk, Colorado	12/15/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00015	Denver (Grape Street)	01/01/27	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00016	Denver, Colorado (Alameda Avenue)	01/01/27	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00700	Denver, Colorado (Wewatta Street)	05/20/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Cultivation Facility 403R-00018	Denver, Colorado Grape (REC) Grow	01/01/27	Authorizes cultivation of cannabis
The Green Solution LLC	MMJ Cultivation Facility 403-00208	Denver, Colorado Grape Grow	03/05/25	Authorizes cultivation of medical cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00298	Edgewater, Colorado	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00501	Fort Collins, Colorado	09/23/25	Authorizes retail of cannabis.
The Green Solution LLC	Medical Marijuana Store 402-00839	Fort Collins, Colorado	06/26/25	Authorizes retail of medical cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00654	Glendale, Colorado	03/13/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00742	Glenwood Springs, Colorado	03/29/25	Authorizes retail of cannabis.
Columbia Care Co, Inc.	Retail Marijuana Store 402R-00724	Longmont, Colorado	02/01/25	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
The Green Solution LLC	Retail Marijuana Store 402R-00014	Northglenn, Colorado	01/01/27	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00743	Sheridan, Colorado (3318 S. Federal Boulevard)	03/29/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00299	Silver Plume, Colorado	10/01/26	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00670	Pueblo, Colorado	05/12/25	Authorizes retail of cannabis.
The Green Solution LLC	Retail Marijuana Store 402R-00582	Trinidad, Colorado (Santa Fe Trail)	07/11/25	Authorizes retail of cannabis.

Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-01151	Trinidad, Colorado (36900 El Moro Road)	05/28/25	Authorizes cultivation of cannabis.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00892	Trinidad, Colorado (1200 Republic Drive)	02/15/25*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00893	Trinidad, Colorado (1201 Republic Drive)	02/15/25*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00894	Trinidad, Colorado (1202 Republic Drive)	02/15/25*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00895	Trinidad, Colorado (1203 Republic Drive)	02/15/25*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00020	Denver, Colorado (Steele Street)	1/1/2025*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Rocky Mountain Tillage, LLC	Retail Marijuana Cultivation Facility 403R-00836	Denver, Colorado (Barberry Place)	1/25/2025*	Authorizes cultivation of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Infuzionz, LLC	Retail Marijuana Products Mfg 404R-00003	Denver, Colorado (Washington Street)	01/01/27	Authorizes manufacturing of cannabis products.
Infuzionz, LLC	Medical Marijuana Products Manufacture 404-00329	Denver, Colorado (Washington Street)	01/28/25*	Authorizes manufacturing of medical cannabis products. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Futurevision Ltd	Retail Marijuana Store 402R-00034	Denver, Colorado (Nome Street)	01/01/27	Authorizes retail of cannabis
Futurevision Ltd	Retail Marijuana Store 402-00088	Denver, Colorado (Nome Street)	11/21/26	Authorizes retail of medical cannabis
Futurevision Ltd	Retail Marijuana Store 402R-00296	Aurora, Colorado (Havana Street)	10/01/26	Authorizes retail of cannabis.
Columbia Care CO, Inc	Retail Marijuana Store 402R-00640	Thornton, Colorado	02/06/25*	Authorizes retail of cannabis. The regulator has provided a letter confirming renewal receipt and continuing validity of license.
Futurevision Ltd	Retail Marijuana Cultivation Facility 403R-00040	Denver, Colorado (Nome Street)	01/01/27	Authorizes cultivation of cannabis
Futurevision Ltd	Medical Marijuana Store 403-00131	Denver, Colorado (Nome Street)	07/05/25	Authorizes cultivation of medical cannabis
*Currently in the process of renewal
With respect to the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and no substantial violations exist, the Company would expect to receive the applicable renewed licenses in the ordinary course of business.

Regulatory Requirements
The regulations establish requirements applicable to all marijuana businesses, along with specific requirements for each type of business.
All marijuana businesses in Colorado are required to, for example and without limitation (1) create and enforce limited access areas for the protection of marijuana and marijuana products, (2) maintain security alarm systems installed and maintained by an alarm installation company, as well as approved locks and surveillance equipment, (3) follow all applicable laws regarding waste disposal (including cannabis-containing wastes), (4) implement an inventory tracking system used for inventory tracking and recordkeeping, (5) comply with both state and local requirements as to hours of operation, (6) comply with sanitary requirements applicable to employees and production spaces, including sanitation audits, (7) comply with recordkeeping requirements, and (8) maintain and provide procedures for dealing with product recalls.
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
DELAWARE
Delaware Regulatory Landscape
Delaware’s medical marijuana program is governed by the Delaware Medical Marijuana Act, 16 Del. C. § 4901A et seq., and the Delaware Office of Marijuana Commissioner (“Commissioner”) implementing regulations, Title 4 Chapter 5000 §5001. The program authorizes registered qualified patients and adults over 21 years of age to use marijuana.
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
On April 26, 2023, Governor Carney allowed House Bill 1 and House Bill 2 to be enacted into Delaware law without his signature. These two pieces of legislation removed all state-level civil and criminal penalties from simple marijuana possession and created a highly regulated industry to conduct recreational marijuana sales in Delaware. On July 17, 2023 Governor Carney signed into Delaware law House Bill 408. This Act creates a temporary conversion license for existing medical marijuana compassion centers to operate for recreational marijuana purposes, and sets forth requirements to obtain a conversion license and to operate under such a license. This Act also specifies that conversion licenses may not be issued after November 1, 2024 and expire after 48 months, at which time the license may be renewed as an open license.

The Office of the Marijuana Commissioner (“OMC”) is the agency responsible for regulating the recreational marijuana industry in Delaware, pursuant to the Delaware Marijuana Control Act, which became effective on July 5, 2023. The OMC will issue a total of 125 licenses, including 60 Cultivators, 30 Manufacturers, 30 Dispensaries and 5 Testing facilities. The OCM finalized rules and regulations in September 2024 and began issuing licenses in October 2024.

The Cannabist Company (through its subsidiary in the State of Delaware) follows the regulatory framework enacted by the State of Delaware.
Delaware License Requirements
Pursuant to Title 4 of the Delaware Code, Section 1331, the Delaware Marijuana Control Act (4 Del.C. §1331), the Office of the Marijuana Commissioner (the OMC) will accept marijuana business license applications for the following license types: Marijuana Cultivation Facility, Marijuana Product Manufacturing Facility, Retail Marijuana Store, and Marijuana Testing Facility. Applications that meet the minimum requirements will be entered into a lottery overseen by the OMC. Applications require a Comprehensive Business Plan, Safety Plan, Security and Diversion Prevention Plan, Operating Plan, Financial Compliance Plan, Employee Training Plan, Social Responsibility Plan, Safe and Healthy Workplace Plan, Applicant and Managing Officer History Overview, Business Capitalization Table, Environmental and Sustainability Plan, and Quality Assurance Plan. Each application requires a non-refundable application fee. These licenses are valid for 2 years.

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

The Delaware Office of Marijuana Commissioner finalized adult-use regulations on 9/11/2024.
Delaware Licenses
The Cannabist Company operates through a management services arrangement with Columbia Care Delaware LLC, a non- profit affiliate that holds a Compassion Center license and operates 3 dispensaries and a manufacturing and cultivation center, as noted in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Delaware LLC	Marijuana Establishment License - Marijuana Cultivation Facility; License No. K01028	Milford, DE	10/30/2026	Cultivation Conversion License
Columbia Care Delaware LLC	Marijuana Establishment License - Marijuana Manufacturing Facility, License No. K04048	Milford, DE	10/30/2026	Manufacturer Conversion License
Columbia Care Delaware LLC	Marijuana Establishment License - Marijuana Retail Facility, License No. N07038	Wilmington, DE	10/30/2026	Dispensary Conversion License
Columbia Care Delaware LLC	Marijuana Establishment License - Marijuana Retail Facility, License No. S07036	Rehoboth Beach, DE	10/30/2026	Dispensary Conversion License
Columbia Care Delaware LLC	Marijuana Establishment License - Marijuana Retail Facility, License No. K07037	Smyrna, DE	10/30/2026	Dispensary Conversion License
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

Delaware Security, Storage, and Transportation Requirements
Compassion Centers must store marijuana and in compliance with specified requirements, such as in a locked area with adequate security to prevent the unauthorized entrance into areas containing marijuana and the theft of marijuana. The Commissioner has also instituted a number of inventory controls. Compassion Centers must utilize a bar-coding inventory control system to track sales and inventory data; store marijuana in a locked area with adequate security; and conduct and document monthly inventory reviews and bi-annual comprehensive inventory reviews.
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
Department Inspections
Compassion Centers are also subject to inspections by the Commissioner. These inspections may include: a review of the Compassion Center’s financial and dispensing records; a review of the physical facility; an inspection for pesticides, fungus, or mold; and random sampling of marijuana plants. Moreover, the Commissioner or an independent auditor with which it contracts shall at all times have access to all books and records kept by any Compassion Center.
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
Illinois enacted the Cannabis Regulation and Tax Act in June 2019 (the “IL Act”). The IL Act legalized the adult use of marijuana effective January 1, 2020. Under the IL Act, Illinois residents aged 21 and older are allowed to possess approved forms of marijuana with quantity limitations. The IL Act also authorized the Illinois Department of Financial and Professional Regulation (“IDFPR”) to issue new licenses while existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult users at an existing medical dispensary or at a secondary site. Cannabist Company (through its subsidiaries in the state of Illinois) received licenses as Early Approval Adult Use Dispensing Organizations and is operating medical and adult use dispensaries in Illinois. No person can hold a financial interest in more than 10 dispensing organizations.
On July 15, 2021, Illinois modified the IL Act and the Compassionate Use of Medical Cannabis Program Act and establishing a more comprehensive criteria to award the adult-use licenses. Multiple lotteries and corrective lotteries for the adult-use licenses were held in 2021 and 2022.
The Illinois Department of Agriculture was authorized to make up to 30 cultivation center licenses available between the state’s medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.”. The cultivation centers are limited to 210,000 square feet of canopy space and are prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. The Department was also permitted to license up to 40 craft growers and 40 infuser organizations by July 1, 2020 and another 60 of each license type by the end of 2021.
The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans for complying with the requirements. These include, but are not limited to, an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements.

The Illinois Department of Agriculture is authorized to promulgate regulations for cultivators, craft growers, infuser organizations, and transporting organizations, and the IDFPR is authorized to regulate dispensaries. The Department of Agriculture’s final rules took effect on June 3, 2020, and IDFPR’s final comprehensive adult rules took effect in August 2024.
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

Medical dispensary licenses must be renewed annually with the IDFPR while adult-use dispensary licenses are renewed bi-annually. Medical and adult-use cultivation center licenses, craft grower licenses, infuser organization licenses, and transporter licenses are renewed annually with IDOA while adult-use cultivation center licenses must be renewed annually.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Curative Health LLC	IL Dept. of Financial & Professional Regulation Certificate – 280.000044-DISP	Chicago, IL	08/29/25	Registered Medical Cannabis Dispensing Organization Certificate
Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000024-AUDO	Chicago, IL	03/31/26	Registered Adult-Use Cannabis Dispensing Organization Certificate
Curative Health LLC	Il. Dept. of Financial & Professional Regulation – 284.000065-AUDO	Villa Park, IL	03/31/26	Registered Adult-Use Cannabis Dispensing Organization Certificate
Curative Health Cultivation, LLC	IL Dept. of Agriculture Adult Use Cultivation Center License #9565789844	Aurora, IL	03/30/26	Adult-Use Cultivation Center License
Curative Health Cultivation, LLC	IL Dept. of Agriculture Medical Cannabis Cultivation Permit #1512040751	Aurora, IL	12/03/25	Medical Cannabis Cultivation Center Operating Permit
Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Industrial Hemp Processor License – #1204-332	Aurora, IL	12/31/25	Registered Industrial Hemp Processor License
Curative Health Cultivation LLC	IL Dept. of Agriculture Registered Cannabis Transporter License #1512040751-TR	Aurora, IL	07/14/25	Registered Cannabis Transporter License
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
MARYLAND
The Maryland Cannabis Administration (the “MCA”) grants cannabis grower, processor, and dispensary, licenses. A licensee may hold a license in each category to obtain vertical integration. On March 14, 2024 and June 28, 2024, MCA conducted lotteries for its social equity licensing round. A total of 205 applicants were selected across the micro and standard grower, processor and dispensary categories. These drawings collectively represent the maximum number of licenses the MCA was authorized to award for the first round under 36-404(d) of the Alcoholic Beverages and Cannabis Article. The Company’s Maryland subsidiaries converted each of their prior medical cannabis licenses to standard cannabis business licenses on July 1, 2023, permitting the companies to participate in both the adult use and medical cannabis markets in Maryland.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care MD LLC	Cannabis Establishment License #DA-23- 00087	Chevy Chase, MD	06/30/28	Dispensary
Green Leaf Medical, LLC	Cannabis Establishment License #GA-23-00012	Frederick, MD	06/30/28	Cultivation Facility
Green Leaf Extracts, LLC	Cannabis Establishment License #PA-23-00011	Frederick, MD	06/30/28	Processor Facility
Wellness Institute of Maryland, LLC	Cannabis Establishment License #DA-23-00066	Frederick, MD	06/30/28	Dispensary
Sugarloaf Enterprises, LLC (1)	Cannabis Establishment License #DA-23-00092	Rockville, MD	06/30/28	Dispensary
Time for Healing LLC	Pre-Approval Stage	Prince George’s County, MD	Pre-Approval Stage	Dispensary
Note:
(1)Cannabist Company is operating the license under the terms of a management services agreement
Dispensary licenses in Maryland are renewed every five years. Before expiry, licensees are required to submit a renewal application. While renewals are granted every five years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, The Cannabis Company would expect to have each of its future anticipated licenses renewed in the ordinary course of business. While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that licenses will be renewed in the future in a timely manner.
The Company (through its subsidiaries and affiliates in the State of Maryland) is in material compliance with applicable licensing requirements and the regulatory framework enacted by the State of Maryland.
Maryland Licensing Requirements
To become a licensed cannabis establishment, each applicant must submit an application detailing the location of the proposed cannabis establishment, the personal details of each principal officer or director, a capitalization table indicating all equity owners of the licensee, a business plan demonstrating a likelihood of success and sufficient business ability and experience on the part of the applicant, and providing for appropriate working conditions, a detailed diversity plan, and a detailed operating plan for the safe, secure, and effective cultivation, manufacture or dispensing of cannabis. Owners, members, shareholders, officers, and directors of dispensary holding a 5% or greater interest in the company must undergo a criminal and financial background checks. Employees, volunteers and personnel who will be working in the facility with access to the non-public areas are required to undergo background checks and register as a cannabis establishment agent with the MCA. Applicants who meet the minimum qualifications are placed into a pool according to license type and geographic area and conditional licenses are awarded on a lottery basis among those in the respective pools. Those awarded conditional licenses have 18 months to operationalize such licenses.
Maryland Reporting Requirements
Once licensed, the cannabis licensee is required to submit to the MCA annual reports including the following information: (i) an Organization, Ownership and Control Disclosure, including a chart or table demonstrating the licensee’s ownership structure and an organizational table identifying the licensees principals, officers and directors; (ii) an Agent Verification Report to verify whether any registered agent employed by the licensee or registered ancillary business was convicted of a felony drug offense during the calendar year preceding the date on which the report is due; (iii) an Annual Minority Report indicating the licensee’s minority ownership and employment data; and (iv) an Annual Canopy report for licensed growers reporting the square footage of indoor and outdoor canopy as defined in COMAR 14.17.01
Maryland Inspections
Licensees must be inspected by the MCA prior to receiving approval from the MCA to be authorized to begin cultivation, processing, and/or dispensing. Spot-inspections may be performed at the licensed premises at any time and without advance notice. Spot-inspections occur often on quarterly basis.
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
Maryland Record Keeping and Inventory Tracking
Maryland requires use of a seed-to-sale tracking system software operated by Metrc LLC (“METRC”). Licensees use a perpetual inventory control system that identifies and tracks the stock of cannabis from the time it is delivered or produced to the time it is dispensed to a patient or qualified caregiver, or adult-use consumer.
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
Dispensary licensees in Maryland are currently authorized to perform home delivery directly to authorized medical cannabis patients only. To do so, the dispensary must (i) independently verify the patient’s identification and registration status, (ii) enter the transaction in METRC prior to delivery; (iii) perform the delivery through a registered dispensary agent; and (iv) confirm the transaction otherwise complies with other requirements regarding sale of medical cannabis under applicable regulations. All home deliveries must be performed using a properly registered and insured secure medical cannabis transport vehicle. The vehicle may not bear any markings related to medical cannabis. After July 1, 2025, dispensary licensees will no longer be permitted to perform home delivery directly to patients, and delivery of cannabis products will be limited to micro dispensary licensees.
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
.
In January 2025, CCC took action to provide stakeholders with new resources for the HCA and Community Impact Fee (CIF) process between Marijuana Establishments and Medical Marijuana Treatment Centers and the cities and towns where they operate. Commissioners first approved Chapter 180 regulatory changes in fall 2023, following months of policy discussion and stakeholder engagement led by Commission regulatory working groups. The Commission has been implementing those regulatory changes on a rolling basis with full completion expected in mid-2025
The Company (through its subsidiary in the Commonwealth of Massachusetts) follows the requirements and the regulatory framework enacted by the Commonwealth of Massachusetts.

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

Patriot Care Corp. applied for adult-use licenses for facilities in Lowell, Massachusetts and Greenfield, Massachusetts in May and June 2018. On September 6, 2018, the CCC approved provisional licenses for retail, manufacturing, and cultivation in Lowell, Massachusetts, and retail in Greenfield, Massachusetts. On January 25, 2019, the CCC approved and thereafter issued final marijuana establishment licenses for retail, manufacturing and cultivation of adult-use marijuana in Lowell and retail of adult-use marijuana in Greenfield. Patriot Care Corp. applied for an adult use license from the CCC in Boston, Massachusetts in 2020. In January 2021, the CCC approved and thereafter issued a final ME license for adult use retail in Boston. Patriot Care Corp. Subsequently applied for adult-use retail licensure from the Boston Cannabis Board. The Boston Cannabis Board approved and thereafter issued final adult use retail licensure in September 2021. Patriot Care Corp. closed its Boston dispensary in October 2024.
Massachusetts Licenses
The final licenses allow Patriot Care Corp. to operate the MTC. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Medical Marijuana Treatment Center, License no. RMD165	Lowell, MA	03/14/26	Medical Dispensary, Cultivation and Product Manufacturing
Patriot Care Corp.	Medical Marijuana Treatment Center, License no. MTC727	Greenfield, MA	05/13/25	Medical Dispensary, Cultivation and Product Manufacturing

The final licenses allow Patriot Care Corp. to operate the Marijuana Establishments. The licenses are listed in the table below.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Patriot Care Corp.	Marijuana Retailer License #MR281283	Lowell, MA	09/11/25	Adult Use Dispensary License
Patriot Care Corp.	Marijuana Product Manufacturer License #MP281308	Lowell, MA	09/11/25	Adult Use Manufacturing License
Patriot Care Corp.	Marijuana Cultivator License #MC281265	Lowell, MA	09/11/25	Adult Use Cultivation License
Patriot Care Corp.	Marijuana Retailer License #MR281282	Greenfield, MA	09/11/25	Adult Use Dispensary License
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
Massachusetts CCC Inspections
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
NEW JERSEY
New Jersey Regulatory Landscape
New Jersey’s medical marijuana program is governed by the Jake Honig Compassionate Use Medical Cannabis Act, N.J. Stat. § 24:6l-1 et seq. (the “Medical Cannabis Law”), and the implementing regulations of the Cannabis Regulatory Commission (the “Commission”), N.J.A.C. 17:30A et seq. Pursuant to the Medical Cannabis Law, qualifying patients with specified debilitating medical conditions may become registered to use medical marijuana. . The Medical Cannabis Law created a permitting regime for “alternative treatment centers” (“ATCs”), which are vertically-integrated medical marijuana businesses. In addition, the Commission’s regulations allow applicants for ATC permits to seek cultivation-, manufacturing-, or dispensing-specific licensure.

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
The Cannabist Company (through its subsidiary in the State of New Jersey) is in compliance with all applicable licensing requirements and the regulatory framework enacted by the State of New Jersey for the medical marijuana program.
On February 22, 2021, the Governor of New Jersey signed into law an adult-use legalization bill entitled the “New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act,” which legalized personal use cannabis for certain adults, subject to State regulations (the “CREAMM Act”). The CREAMM Act provides ATCs specific expanded cultivation rights as well as the right to expand sales to the adult-use marketplace, subject to limited and specified conditions. As it relates to sales into the adult-use marketplace, the CREAMM Act permits ATCs to apply to the Commission for permission to operate as an Expanded ATC and permits ATCs to cultivate from up to two physical locations, provided that the ATC’s combined mature cannabis plant grow canopy between both locations does not exceed 150,000 square feet of bloom space.
On August 19, 2021, the Commission approved the first set of rules governing the state’s adult-use cannabis program. The rules allowed the CRC to begin licensing cannabis businesses. On November 23, 2021, the Executive Director of the Commission issued guidance to ATCs on the process for submitting Expanded ATC applications, Cannabist Company’s Expanded ATC application was approved by the Commission for its cultivation and manufacturing permits and two (2) retail dispensary locations in Vineland and Deptford on April 12, 2022, the Company was approved to operate a second cultivation facility in Vineland on May 25, 2022, which was also approved for Expanded ATC operations on August 3, 2022. The Cannabist Company opened its third medical dispensary in Mays Landing in December 2024 and anticipates receiving CRC approval to expand into recreational sales at this site in March 2025 or soon thereafter.

The Cannabist Company (through its subsidiary in the State of New Jersey) is in compliance with all applicable licensing requirements and the regulatory framework enacted by the State of New Jersey for the recreational cannabis program.

The Commission opened applications for Class 1 Cultivators and Class 2 Manufacturers on December 15, 2021, followed by applications for Class 5 Retailers on March 15, 2021. The Commission anticipates soliciting applications for Class 3 Wholesalers, Class 4 Distributors, and Class 6 Delivery licenses sometime in 2025. As of the February 18, 2025 Commission meeting, the Commission has issued notice of application approval for 2,191 cannabis licenses, of which 270 are operational.
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
The Personal-Use Cannabis Rules (N.J.A.C 17:30) were last amended on March 6, 2023.

New Jersey Licenses

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MC000093	Vineland, NJ	12/31/25	Medical Cultivation
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MC000005	Vineland, NJ	12/31/25	Medical Cultivation
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MM000004	Vineland, NJ	12/31/25	Medical Manufacturing
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MRE000010	Vineland, NJ	12/31/25	Medical Dispensary
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MRE000011	Deptford, NJ	12/31/25	Medical Dispensary
Columbia Care New Jersey LLC	Class 1- Cultivator License No. C000005	Vineland, NJ	04/20/25	Adult Use Cultivation
Columbia Care New Jersey LLC	Class 1- Cultivator License No.C000093	Vineland, NJ	08/02/25	Adult Use Cultivation
Columbia Care New Jersey LLC	Class 2- Manufacturer License No.M000004	Vineland, NJ	04/17/25	Adult Use Manufacturing
Columbia Care New Jersey LLC	Class 5- Retailer License No.RE000010	Vineland, NJ	04/20/25	Adult Use Dispensary
Columbia Care New Jersey LLC	Class 5- Retailer License No.RE000011	Deptford, NJ	04/17/25	Adult Use Dispensary
Columbia Care New Jersey LLC	Alternative Treatment Center License No. MRE000045	Mays Landing	12/31/25	Medical Dispensary
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
Adult-use licenses expire a year after issuance and require the submittal of a renewal application 90-days prior to the expiration of such licenses. For Expanded ATCs renewal application must be accompanied by a certification as to the continued material accuracy of the Expanded ATC’s previously approved license application, submission of new written approval from the municipality in which the ATC is located, and the approval of all required renewal fees. Columbia Care New Jersey would expect to receive all requisite renewed adult-use licenses in the ordinary course.
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
Each ATC and Expanded ATC must install, maintain in good working order and operate a safety and security alarm system at its authorized physical addresses that will provide suitable protection 24 hours a day, seven days a week against theft and diversion and that includes, but not limited to, (i) immediate automatic notification to alert state or local police agencies to an unauthorized breach of security; and (ii) a backup system that activates immediately and automatically upon a loss of electrical support and that immediately issues either automatically or electronic notification to state or local police agencies of the loss of electrical support. In the event of a failure of the security alarm system due to a loss of electrical support or mechanical malfunction that is expected to last longer than eight hours, an ATC must notify the CRC and either provide alternative security measures or close the affected facilities until service is restored. Finally, each ATC must equip its interior and exterior premises with electronic monitoring, video cameras, and panic buttons.
New Jersey CRC Inspections

ATCs and Expanded ATCs are subject to inspection by the CRC at any time, with or without notice. ATCs and Expanded ATCs must provide immediate access to all facilities, materials, and information requested by the CRC. Failure to cooperate with an onsite assessment and or to provide the CRC access to the premises or information may be grounds to revoke the permit of the ATC or Expanded ATCs and to refer the matter to state law enforcement agencies. If a problem is discovered, the ATC or Expanded ATCs must notify the CRC in writing, with a postmark date that is within 20 business days of the date of the notice of violations, of the corrective actions the ATC has taken to correct the violations and the date of implementation of the corrective actions.
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

In February 2024, NYSOCM issued the first batch of adult-use licenses from its November 2023 application window. As of the NYSOCM’s February 18, 2025 Cannabis Control Board Meeting, the NYSOCM has issued 1,510 total adult-use cannabis licenses across 5 license types and is currently reviewing an additional 993 license applications.
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
In December 2023, Columbia Care NY LLC received its Registered Organization Non-Dispensing (“ROND”) license that permits Columbia Care NY LLC to acquire, possess, manufacture, sell transport and distribute adult use cannabis products at its Rochester and Riverhead cultivation and manufacturing facilities. Upon payment of a $5 million license conversion fee to the NYSOCM, Columbia Care NY LLC will receive approval to expand its adult use operations into collocated dispensing at one of its four existing dispensaries, without the need to submit additional applications to the NYSDOH or be subject to a public hearing. Upon payment of another $5 million to NYSOCM, Columbia Care NY LLC could expand its adult use dispensing operations to collocating at three of dispensaries. .

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care NY LLC	Certificate of Registration; License No. MM0301M	Rochester, NY	11/16/25	Medical Cultivation and Manufacturing
Columbia Care NY LLC	Certificate of Registration; License No. MM0307M	Riverhead, NY	11/16/25	Medical Cultivation and Manufacturing
Columbia Care NY LLC	Certificate of Registration; License No. MM0302D	New York, NY	11/16/25	Medical Dispensary
Columbia Care NY LLC	Certificate of Registration; License No. MM0303D	Riverhead, NY	11/16/25	Medical Dispensary
Columbia Care NY LLC	Certificate of Registration; License No. MM0306D	Brooklyn, NY	11/16/25	Medical Dispensary
Columbia Care NY LLC	Certificate of Registration; License No. MM0305D	Rochester, NY	11/16/25	Medical Dispensary
Columbia Care NY LLC	Cannabinoid Hemp Retail License No. OCM-HMPR-24-08081-001	Brooklyn, NY	04/18/25	Cannabinoid Hemp Retail
Columbia Care NY LLC	Cannabinoid Hemp Retail License No OCM-HMPR-24-08081-002	Rochester, NY	04/18/25	Cannabinoid Hemp Retail
Columbia Care NY LLC	Cannabinoid Hemp Retail License No. OCM-HMPR-24-08081-003	New York, NY	04/18/25	Cannabinoid Hemp Retail
Columbia Care NY LLC	Cannabinoid Hemp Retail License No. OCM-HMPR-24-08081-004	Riverhead, NY	04/18/25	Cannabinoid Hemp Retail
Columbia Care NY LLC	Registered Organization Non-Dispensing (ROND), License No. OCM-ROND-23-000001	Rochester, NY and Riverhead, NY	12/10/25	Adult Use Cultivation, Manufacturing, Distributor and Wholesaler
Columbia Care NY LLC	Cannabinoid Hemp Distributor Permit, License No. OCM-HMPD-24-01044	Rochester, NY and Riverhead, NY	4/26/2025	Cannabinoid Hemp Distributor Permit

The New York Licenses are renewed every two years. Before the two-year period ends, licensees are required to submit a renewal application per guidelines published by the NYSOCM. While renewals are granted every two years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, and the company has active medical cannabis dispensing at four (4) locations, Columbia Care NY LLC would expect to receive the applicable renewed license in the ordinary course of business.
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

Columbia Care NY LLC is vertically integrated and has the capabilities to cultivate, harvest, process, transport, sell, and dispense cannabis products. Columbia Care NY LLC ceased medical home delivery operations in 2024.

New York Dispensary Requirements
Under New York State’s medical cannabis program, a qualified pharmacist must be present at a dispensary whenever medical marijuana products are being dispensed or handled. Medical dispensing facilities can only sell approved medical marijuana products, related products necessary for the approved forms of administration of medical marijuana, and items that promote health and well-being subject to approval of the NYSOCM and only in such a manner as does not increase risks of diversion, theft or loss of approved medical marijuana products or risk physical, chemical or microbial contamination or deterioration of approved medical marijuana products.
No marijuana products may be consumed at a dispensary. Medical dispensaries must maintain patient confidentiality, including by keeping security footage secure. Medical dispensaries must affix a label to each medical marijuana product which (1) identifies the patient and caregiver (if any); (2) contains the name of the certifying practitioner, (3) identifies the dispensary name, address, and phone number; (4) provides the dosing and administration instructions; (5) gives the quantity and date dispensed; (6) lists any recommendation or limitation by the practitioner as to the use of medical marijuana; and (7) includes the expiration date of the product once opened. Each package must also include a safety insert approved by NYSOCM. Columbia Care NY LLC does not conduct recreational cannabis dispensary operations.
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

The Ohio Division of Cannabis Control is responsible for overseeing medical marijuana cultivators, processors and testing laboratories, as well as medical marijuana retail dispensaries, the registration of medical marijuana patients and caregivers, the approval of new forms of medical marijuana. The State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and may add to the list of qualifying conditions for which medical marijuana can be recommended.

Several forms of marijuana are legal in Ohio, these include: inhalation of marijuana through a vaporizer (not direct smoking), oils, Tinctures, plant material, edibles, patches and any other forms approved by the Division, which are subject to change in pending regulations. In 2022, the Board of Pharmacy awarded provisional dispensary licenses and amended its regulations to, among other things, add new requirements for renewals of dispensary key employee registrations and dispensary financial audits submitted to the board. The Department of Commerce also amended its regulations in 2022 to, among other things, add new testing requirements and require patient caregivers to be Ohio residents. The Board of Pharmacy and the Department of Commerce combined to form the Division of Cannabis Control.

On November 7, 2023, the Ohio voters passed Issue 2 approving an inferred statute that allows adults to purchase and consume marijuana. The Ohio legislature can make changes to the language of the inferred statute at any time. The Division of Cannabis Control implements the frameworks for the non-medical cannabis program, including the issuance of new non-medical (dual use) licenses, the first of which were issued on August 6, 2024. The Division of Cannabis Control also proposes and implements rules that govern the program and is responsible for licensing and regulating non-medical medical marijuana cultivators, processors and testing laboratories, as well as non-medical marijuana retail dispensaries.

The Company (through its subsidiaries in the State of Ohio) follows the applicable licensing requirements and the regulatory framework enacted by the State of Ohio.

Licenses in the State of Ohio

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care OH LLC	Certificate of Operation CCC000028-00	Mount Orab, OH	07/01/25	Certificate of Operation to Cultivate Medical Marijuana
Columbia Care OH LLC	Certificate of Operation CCP000041-00	Mount Orab, OH	02/19/25	Certificate of Operation to Plant-Only Processing of Dual-Use Marijuana
Cannascend Alternative LLC, dba Columbia Care	Certificate of Operation CCD000051-00	Dayton, OH	07/01/25	Dual-Use Dispensary Certificate of Operation
Cannascend Alternative Logan, LLC dba Columbia Care	Certificate of Operation CCD000049-00	Logan, OH	07/01/25	Dual-Use Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Certificate of Operation CCD000050-00	Monroe, OH	07/01/25	Dual-Use Dispensary Certificate of Operation
Cannascend Alternative LLC dba Columbia Care	Certificate of Operation CCD000048-00	Marietta, OH	07/01/25	Dual-Use Dispensary Certificate of Operation
Corsa Verde LLC	Certificate of Operation CCP000025-00	Columbus, OH	12/15/25	Certificate of Operation to Process Dual-Use Marijuana
Green Leaf Medical of Ohio II, LLC dba gLeaf	Certificate of Operation CCD000052-00	Warren, OH	07/01/25	Dual-Use Dispensary Certificate of Operation
Ohio Operating Requirements
Cultivators must establish, maintain, and comply with the policies and procedures contained in the operations plans submitted as part of their applications. The operations plans must include policies and procedures for the production, storage, inventory, and transportation of marijuana. Cultivators must also submit and maintain a quality control plan, and they are limited to the use of pesticides, fertilizers, and other chemical approved by the Division of Cannabis Control. Moreover, cultivators are subject to recordkeeping and reporting requirements regarding their use of such chemicals.

Cultivators must follow strict regulations, such as cultivations may not sell marijuana to patients or caregivers, nor may they permit the consumption of marijuana on their premises. A cultivator may not grow a prohibited form of marijuana that is not registered and approved by the department. A cultivator shall not sell plant material that exceeds thirty-five per cent THC content. Finally, a licensed cultivator may not directly or indirectly discriminate in price between different processor or dispensary facilities that are purchasing a like grade, strain, brand, quality, and quantity of marijuana.

Dispensaries in Ohio may only dispense to qualified patients over the age of 18 or their caregiver, and adults over the age of 21. Each dispensary must use a scanner approved by the division to retrieve patient registry data by scanning patient or caregiver registry identification cards and government issued photographic identification. Dispensaries may only be open between the hours of 7 am and 11 pm and must be open for a minimum of 35 hours per week, must have at least two employees in the dispensary during all hours of operation, and must follow record keeping requirements pertaining to the business.

All records relating to the purchase or return, dispensing, distribution, destruction, and sale of cannabis must be maintained under appropriate supervision and control to restrict unauthorized access on the licensed premises for a five-year period.
Ohio Reporting Requirements
Ohio uses the METRC system as its seed-to-sale tracking system. Licensees are required to use METRC to push data to the state to meet all of the reporting requirements. Dispensaries must use METRC to provide data to the Division of Cannabis Control on a real-time basis. A dispensary’s designated representative shall conduct the inventory at least once a week. Records of each day’s beginning inventory, acquisitions, sales, disposal and ending inventory shall be kept for a period of three years.
Ohio Storage, Transportation, and Security Requirements
Licensees must follow storage, transportation, and security requirements. This includes, but is not limited to, storing marijuana inventory at its cultivation facility in a designated, enclosed, locked facility identified in its plans and specifications that it submitted to the Division of Cannabis Control. A cultivation facility must install a commercial grade security alarm system to prevent and detect diversion, theft, or loss. The facility also must maintain surveillance equipment to capture the entire facility and provide direct access to the regulator on a real-time basis. Prior to transporting any marijuana, regardless of form, a marijuana entity must maintain a transportation log, in writing. A copy of this log must be sent to the receiving entity before the close of business on the business day prior to transport. A copy of the log must also be in the vehicle at all times while it is transporting marijuana products. All such logs must be maintained and provided to law enforcement upon request.

Vehicles used to transport marijuana must be insured as required by law and staffed with a minimum of two registered employees, with at least one employee remaining with the vehicle at all times that the vehicle contains marijuana. The marijuana must be kept in a locked container or compartment, and it must not be visible from outside the vehicle. The vehicle must be unmarked. The employees must notify the sending marijuana entity when the delivery has been completed.

Dispensaries must restrict access areas and keep stock of marijuana in secured area enclosed by a physical barrier with suitable locks and an alarm system capable of detecting entry at a time when licensed dispensary employees are not present. Marijuana must be stored at appropriate temperatures and under appropriate conditions to help ensure that its identity, strength, quality and purity are not adversely affected.

Additionally, dispensaries must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of cannabis.

Video cameras at a dispensary must be positioned at each point of egress and each point of sale. The cameras must capture the sale, the individuals and the computer monitors used for the sale. Video surveillance recording must operate 24 hours a day, seven days a week. Recording from all video cameras during hours of operation must be made available for immediate viewing by the Division of Cannabis Control and must be maintained for at least six months.

Division of Cannabis Control Inspections

The Ohio Division of Cannabis Control may, at any time it determines an inspection is needed, with or without notice, conduct an inspection of a licensed facility to ensure compliance with the facility’s application and state laws and regulations. An inspection of a cultivator may include, without limitation, investigation of standards for safety from fire on behalf of the department by the local fire protection agency. If a local fire protection agency is not available, the division of state fire marshal may conduct the inspection after the cultivator pays the appropriate fee to the division of state fire marshal for such inspection. If a problem is detected during an inspection, the cultivator must produce a plan of correction within ten business days. Likewise, the Division of Cannabis Control may conduct unannounced dispensary inspections and testing of marijuana samples. The Division of Cannabis Control may enter dispensaries and conduct inspections of all areas and of all pertinent equipment, containers and materials and data.
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

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care Pennsylvania, LLC	Permit to Operate a Medical Marijuana Dispensary Facility, No. Permit D-2009- 17	Allentown, PA; Scranton, PA; and Wilkes-Barre, PA	06/29/25	Medical Marijuana Dispensary License
Green Leaf Medicals, LLC	Permit to Operate a Medical Marijuana Grower/Processor Facility, No. GP-18-3005	Saxton, PA	07/31/25	Medical Marijuana Grower Processor License
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

On April 7, 2021, a majority of both houses of the Virginia legislature voted to legalize adult-use marijuana. Virginia Senate Bill 1406/House Bill 2312 legalizes the retail sale of marijuana products to adults over the age of 21 and establishes the Virginia Cannabis Control Authority to oversee the cultivation, manufacture, wholesale, and retail sale of marijuana and marijuana products. Under the new law, home cultivation and personal possession of marijuana became legal July 1, 2021, but retail sales were not set to begin until January 1, 2024, at the earliest. Critically, key elements of this legislation were subject to re-enactment by the Virgina General Assembly in the 2022 session. Also in 2021, the state passed legislation, Senate Bill 1333/House Bill 2218 allowing the production and dispensing of botanical medical cannabis products.

In 2022 and 2023, the Virginia General Assembly passed, and Governor Glenn Youngkin signed into law, a series of statutory amendments to the adult use cannabis legislation and affecting the medical cannabis program. Among other things, the amendments transfer oversight and administration of the medical cannabis program from the Board of Pharmacy to the Virginia Cannabis Control Authority (“Virginia CCA”) effective January 1, 2024, established new restrictions on advertising medical cannabis, allowed pharmacists employed by pharmaceutical processors to issue written certifications subject to oversight by the processor’s medical director and under other conditions, adds labeling requirements for medical cannabis products, and recriminalizes possession of more than four (4) ounces of cannabis in public. The 2022 General Assembly did not, however, re-enact provisions of Senate Bill 1406 necessary to create an adult-use cannabis retail market.

On April 7, 2021, a majority of both houses of the Virginia legislature voted to legalize adult-use marijuana. Virginia Senate Bill 1406/House Bill 2312 legalizes the retail sale of marijuana products to adults over the age of 21 and establishes the Virginia Cannabis Control Authority to oversee the cultivation, manufacture, wholesale, and retail sale of marijuana and marijuana products.

Under the new law, home cultivation and personal possession of marijuana became legal July 1, 2021, but retail sales were not set to begin until January 1, 2024, at the earliest. Critically, key elements of this legislation were subject to re-enactment by the Virginia General Assembly in the 2022 session. Also in 2021, the state passed legislation, Senate Bill 1333/House Bill 2218 allowing the production and dispensing of botanical medical cannabis products.

In 2022 and 2023, the Virginia General Assembly passed, and Governor Glenn Youngkin signed into law, a series of statutory amendments to the adult use cannabis legislation and affecting the medical cannabis program. Among other things, the amendments transfer oversight and administration of the medical cannabis program from the Board of Pharmacy to the Virginia

Cannabis Control Authority (“Virginia CCA”) effective January 1, 2024, established new restrictions on advertising medical cannabis, allowed pharmacists employed by pharmaceutical processors to issue written certifications subject to oversight by the processor’s medical director and under other conditions, adds labeling requirements for medical cannabis products, and recriminalizes possession of more than four (4) ounces of cannabis in public. The 2022 General Assembly did not, however, re-enact provisions of Senate Bill 1406 necessary to create an adult-use cannabis retail market.
The Company (through its subsidiary in the Commonwealth of Virginia) follows the regulatory framework enacted by the Commonwealth of Virginia.
Virginia License Requirements
The pharmaceutical processor permit application process includes three stages: initial application, awarding of conditional approval, and granting of a permit. In the first stage, the applicant must submit an application fee and an application that includes: identifying information regarding the applicant and its owners; the location within the health service area that is to be operated under such permit; financial information to demonstrate its capacity to build and operate a facility; a detailed security plan; documents establishing the applicant’s ability to conduct business in Virginia and its compliance with applicable ordinances and codes; information necessary for the Virginia CCA to conduct criminal background checks; information about any previous or current involvement in the medical cannabis industry; information about any prior applications for medical cannabis licensure in any state; business or marketing plans; text and graphic materials showing the exterior appearance of the proposed facility; building documents including a detailed blueprint; documents related to any compassionate need program the pharmaceutical processor intends to offer; information about the applicant’s expertise in agriculture and other production techniques required to produce medical cannabis and to safely dispense such products; and other documents required by the Virginia CCA. As part of the initial application process, the Virginia CCA conducts criminal background checks on applicants.
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
Virginia Operating Requirements
Pharmaceutical processors and cannabis dispensing facilities are required to designate a PIC to manage its operation, and to have a supervising pharmacist on duty during its hours of operation. The PIC of a pharmaceutical processor may authorize certain employees’ access to secured areas designated for cultivation even when the pharmacist is not on the premises. Numerous tasks involving the handling of medical cannabis must be performed by a pharmacist or a pharmacy technician acting under a pharmacist’s supervision. Those tasks include, for example, labeling medical cannabis products, removing products from inventory, and dispensing medical cannabis to qualified patients. Pharmacists and pharmacy technicians must have current licenses, and the ratio of pharmacists to pharmacy technicians cannot exceed 4-to-1. The Virginia CCA has also imposed certain educational requirements for the cultivation of cannabis plants and the extraction of oils. And, the Virginia CCA requires significant employee training, both upon initial employment and continuously thereafter.

A pharmaceutical processor or cannabis dispensing facility must operate for a minimum of 35 hours per week. Access to a pharmaceutical processor or cannabis dispensing facility is limited to employees performing their job duties (who must display ID badges) and patients (and their parents or guardians). It must sell oils in a child-resistant container (with some exceptions). Pharmacists must counsel registered patients, parents, and legal guardians regarding the use of medical cannabis, including information related proper use and storage.

Pharmaceutical processors and cannabis dispensing facilities are subject to advertising restrictions;; cannot cultivate, produce, or medical cannabis products anywhere except designated facilities; and cannot provide samples. Pharmaceutical processors and cannabis dispensing facilities may wholesale products to other pharmaceutical processors and may transport wholesale products to other pharmaceutical processors and cannabis dispensing facilities. A pharmaceutical processor wholesale distributing products must create a record of the transaction and provide the receiver of the products with a copy of the lab results for the product. They may also deliver medical cannabis to a registered patient in accordance with certain regulatory requirements.

The cultivation and dispensing processes are subject to numerous Virginia CCA requirements. For cultivation: pesticides are prohibited (with some exception); oil extraction methods must meet industry standards; products must be branded, tested, and registered with the Virginia CCA before they are dispensed; products must be labeled to disclose certain product identifying information; and samples from batches must be made available to independent laboratories for testing prior to sale. For dispensing: the pharmacist or pharmacy technician must view the patient’s ID before filling any portion of the patient’s prescription; the pharmaceutical processor or cannabis dispensing facility must maintain detailed dispensing records for three years; and the processor or dispensing must implement and comply with a quality assurance program, meeting several requirements, to prevent dispensing errors. Finally, unused medical cannabis must be disposed of in a manner that makes the products unrecoverable.
Virginia Licenses
The Company operates in Virginia through its subsidiary Green Leaf Medical of Virginia, LLC, which was awarded conditional approval to operate in Health Service Area IV, and which received its permit to operate on May 12, 2020.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Green Leaf Medical of Virginia, LLC	Pharmaceutical Processor Permit #0240000003	Richmond, VA	05/31/25	Cultivation, Processing and Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility #0247000003	Glen Allen, VA	11/30/25	Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000013	Colonial Heights, VA	02/28/25	Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000009	Richmond, VA	10/31/25	Dispensary
Green Leaf Medical of Virginia, LLC	Cannabis Dispensing Facility Permit #0247000031	Richmond, VA	06/30/25	Dispensary
Virginia Security, Transportation, and Storage Requirements
Pharmaceutical processors and cannabis dispensing facilities are subject to a number of inventory and security requirements. They must conduct an initial comprehensive inventory; establish ongoing inventory controls and procedures; conduct the requisite inventory reviewed (weekly inventory reviews for pharmaceutical processors and perpetual inventory for cannabis dispensing facilities); and prepare an annual inventory report. Inventory records must be made available to the Virginia CCA and its agents. All parts of the cannabis plant and its oils must be stored in a locked and secured vault or safe with appropriate access limitations, and the pharmaceutical processor or cannabis dispensing facility must maintain a sophisticated security system meeting certain Virginia CCA criteria. Storage of cannabis and its oils must generally be clean, sanitary, safe, and subject to a number of conditions. The pharmaceutical processor’s or cannabis dispensing facility’s video system must cover areas where cannabis or its oils are handled.
Recordings must be stored for 30 days and made available for the Virginia CCA’s immediate review upon request. Security events must be reported to the Virginia CCA. Pharmaceutical processors and cannabis dispensing facilities may not transport cannabis or its oils to any other facility, except for the wholesale purposes specified above.
Virginia CC Inspections
At all times, pharmacists and pharmacy technicians at the pharmaceutical processor or cannabis dispensing facility must have their current license or registration available for inspection by the Virginia CCA or its agents.
WEST VIRGINIA
Regulatory Landscape
Senate Bill 386, signed into law on April 19, 2017, by Governor Jim Justice, created the Medical Cannabis Act that allows for cannabis to be used for certified medical use by a West Virginia resident with a serious medical condition and is limited to the following forms: pill; oil; topical forms including gels, creams or ointments; a form medically appropriate for administration by vaporization or nebulization, dry leaf or plant form; tincture; liquid; or dermal patch. The medical cannabis program is administered by the West Virginia Bureau for Public Health, Office of Medical Cannabis (the “Office” or the “Office of Medical Cannabis”). The Office has authority to (1) issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, (2) register medical practitioners who certify patients as having qualifying serious medical conditions, and (3) register and oversee patients with qualifying conditions. Medical cannabis may only be dispensed to a patient who receives a certification from a practitioner and is in possession of a valid identification card issued by the Office; and a caregiver who is in possession of a valid identification card issued by the Office. Products packaged by a grower/processor or sold by a dispensary shall only be identified by the name of the grower/processor, the name of the dispensary, the form and species of medical cannabis, the percentage of tetrahydrocannabinol and cannabinol contained in the product.

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

The Office of Medical Cannabis and the Department of Revenue must monitor the price of medical cannabis sold by growers, processors and by dispensaries, including a per-dose price. If the Office and the Department of Revenue determine that the prices are unreasonable or excessive, the Office may implement a cap on the price of medical cannabis being sold for a period of six months.

The Office of Medical Cannabis received applications for medical cannabis growers, processors, dispensaries, and laboratories in Spring 2020. The Office of Medical Cannabis issued 10 grower permits on October 3, 2020. It issued 10 processor permits on November 13, 2020. It issued 100 dispensary permits on January 29, 2021, and announced that, beginning February 3, 2021, West Virginia residents with serious medical conditions would be able to begin to submit applications to become registered patients.

Permits issued by the Office of Medical Cannabis are effective for one year from the date of issuance and may be renewed by applicants in good standing with the terms of a currently-effective permit. Permits may be suspended or revoked on the basis of failure to prevent diversion of medical cannabis, or violation of laws and rules applicable to medical cannabis businesses.
Permit Requirements
In awarding a cannabis permit, the Office must make a determination: that the applicant will maintain effective control of and prevent diversion of medical cannabis; the applicant will comply with all applicable laws of West Virginia; if the applicant is a business entity, majority ownership in the business entity must be held by a state resident or residents; whether the applicant possesses the ability to obtain in an expeditious manner sufficient land, buildings, and equipment to properly grow, process, or dispense medical cannabis; and whether the applicant is able to implement and maintain security, tracking, recordkeeping, and surveillance systems relating to the acquisition, possession, growth, manufacture, sale, delivery, transportation, distribution, or the dispensing of medical cannabis as required by the Office. A permit is nontransferable. The fee for a permit as a grower/processor is $50,000.

West Virginia Licenses

On October 2, 2020, the Office announced the successful applicants for medical cannabis grower permits and Columbia Care WV, LLC was selected for a site in Falling Water, Berkley County, WV. On November 13, 2020, the Office announced the successful applicants for medical cannabis processor permits Columbia Care WV, LLC was selected for a site in Falling Water, Berkley County, WV.

On January 29, 2021, Columbia Care WV, LLC was awarded dispensary permits with respect to dispensary locations in Fayetteville, St. Albans, Morgantown, Beckley, and Williamstown.

Holding Entity	Permit/License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Columbia Care WV LLC	Medical Cannabis Grower Permit G020003	Falling Waters, WV	09/30/25	Cultivation
Columbia Care WV LLC	Medical Cannabis Processor Permit P020004	Falling Waters, WV	11/12/25	Processor
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D540058	Williamstown, WV	01/28/26	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D100059	Huntington, WV	01/28/26	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D310060	Morgantown, WV	01/28/26	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D410061	Beckley, WV	01/28/26	Dispensary
Columbia Care WV LLC	Medical Cannabis Dispensary Permit D200062	St. Albans, WV	01/28/26	Dispensary
Reporting Requirements
A medical cannabis organization must implement an electronic inventory tracking system which shall be directly accessible to the Office through its electronic database that electronically tracks all medical cannabis on a daily basis. The system shall include tracking of all of the following: for a grower or processor, a seed-to-sale tracking system that tracks the medical cannabis from seed to plant until the medical cannabis is sold to a dispensary; for a dispensary, medical cannabis from purchase from the grower/processor to sale to a patient or caregiver and that includes information that verifies the validity of an identification card presented by the patient or caregiver; for a medical cannabis organization, a daily log of each day’s beginning inventory, acquisitions, amounts purchased and sold, disbursements, disposals and ending inventory.
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

In addition to the state-specific information provided above, the Company also continues to own a non-operational license and non-operational cultivation facility in Florida. The Company is maintaining those assets in compliance with Florida state law while completing processes to divest both of them to third parties.
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

Risks Related to the 2025 Debt Transaction

The completion of the Plan of Arrangement may not occur or may be delayed.

The Company will not be able to complete the Plan of Arrangement unless and until all conditions precedent to the Plan of Arrangement are satisfied or waived (where permitted). These conditions include certain items that are outside of the Company’s control, such as the state regulatory approvals and the requirement that the Court shall have determined that the Plan of Arrangement is fair and reasonable and granted the final order approving the Plan of Arrangement. Even if the Plan of Arrangement is not completed, it may not be completed on the contemplated timeline and/or provided for in the Support Agreement. Accordingly, holders of the Senior Notes participating in the Plan of Arrangement may have to wait longer than expected to receive their entitlements under the Plan of Arrangement. In addition, if the Plan of Arrangement is not completed on the contemplated schedule, the Company may incur additional expenses. If the Plan of Arrangement is not completed at all, the Company will more than likely face significant liquidity challenges in [mid-2025] unless an alternative transaction can be completed.

The Support Agreement may be terminated.

Each of the Company and the Supporting Noteholders have the right to terminate the Support Agreement in certain circumstances. Accordingly, there is no certainty, nor can the Company provide any assurance, that the Support Agreement will not be terminated by either the Company or the Supporting Noteholders before the completion of the Arrangement. In addition, certain costs related to the Plan of Arrangement, such as legal and certain financial advisor fees, must be paid by the Company even if the Arrangement is not completed. If the Support Agreement is terminated and the Plan of Arrangement is not completed, the Company will more than likely face significant liquidity challenges starting in mid-2025 unless an alternative transaction can be completed.

If the Plan of Arrangement is not completed, the market price or value of the Senior Notes and/or of the Common Shares may decline.

If the Plan of Arrangement is not completed or its completion is materially delayed and/or the Support Agreement is terminated, then the market price or value of the Senior Notes and/or of the Common Shares may decline. The Company’s business, financial condition or results of operations could also be subject to various material adverse consequences, including in connection with, in particular, the upcoming maturity of 2025 Notes. If the Support Agreement is terminated and the Plan of Arrangement is not completed, the Company will more than likely face significant liquidity challenges starting in mid-2025 unless an alternative transaction can be completed.

The uncertainty surrounding the Plan of Arrangement could negatively impact the Company’s current and future operations, financial condition and prospects.

As the Plan of Arrangement is conditional on receiving certain state regulatory approvals and approval of the Court that the Plan of Arrangement is fair and reasonable, its completion is uncertain. If the Plan of Arrangement is not completed for any reason, there are risks that the announcement of the Plan of Arrangement and the dedication of the Company’s resources to the attempted completion thereof could negatively impact current and future operations, financial condition and prospects of the Company. In addition, the Company has, and will continue to, incur significant transaction expenses in connection with the Plan of Arrangement, regardless of whether the Plan of Arrangement is completed. If the Plan of Arrangement is not completed, the Company may run out of liquidity in [mid-2025] unless an alternative transaction can be completed.

The pending Plan of Arrangement may divert the attention of the Company’s management.

The pending Plan of Arrangement could cause the attention of the Company’s management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Plan of Arrangement and could have an adverse effect on the business, operating results or prospects of the Company regardless of whether the Plan of Arrangement is ultimately completed.

Despite the Company’s current level of indebtedness, the Company may be able to incur more debt following completion of the Plan of Arrangement. This level of indebtedness could further exacerbate risks to the Company’s financial condition.

The Company may be able to incur additional indebtedness in the future. Although the amended and restated trust indenture governing the Senior Notes will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. If the Company incurs any such additional indebtedness, it may have the effect of reducing the amount of proceeds distributed to its creditors and/or shareholders in connection with any future insolvency, liquidation, reorganization, dissolution or other winding-up proceeding involving the Company. If new debt is added to the Company’s current debt levels, the related risks that the Company and its subsidiaries now face could intensify.

The Plan of Arrangement may have adverse tax consequences on the Company.

The Company is a resident of Canada for Canadian federal income tax purposes, and is also treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to section 7874(b) of the Internal Revenue Code, and is subject to U.S. federal income tax on its worldwide income. As a result, subject to an applicable tax treaty or convention, the Company is subject to taxation both in Canada and the U.S., which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Depending on the future trading price or value of the New Notes and the Common Shares, the Company may suffer material “cancellation of debt income” under U.S. federal income tax laws which could give rise to material tax obligations which may have a material adverse effect on the Company. [As a cannabis company, the Company is currently unable to deduct many expenses as a result of the application of section 280E of Internal Revenue Code.]

The tax laws of any applicable country, province, state or territory (including Canadian and United States federal income tax laws), and the administrative application and interpretation of such laws, are subject to change. Any change in the tax laws that are applicable to the Company or the interest held by a Senior Noteholder in the Company, or the administrative application or interpretation of such laws, could have an adverse impact on such Senior Noteholder’s interests in the Company.

The Company has not sought or obtained from any tax authority advance confirmation of its tax filing positions (including an advance income tax ruling from the Canada Revenue Agency or a private letter ruling from the Internal Revenue Service), therefore it is possible that such positions may be successfully challenged by tax authorities, which could result in materially different tax consequences than anticipated. It is possible that the Canadian and/or United States tax authorities could take positions or adopt interpretations regarding the applicable tax consequences to Senior Noteholders or the shareholders of the Company that differ from those set forth herein.
Following the Plan of Arrangement, the Company may not be able to generate sufficient cash to service all of its indebtedness, including the New Notes, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

The Company’s ability to make scheduled payments on or to refinance its debt obligations, including the New Notes (some of the maturity dates of which are subject to extension), depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control. The Company may be unable to maintain a level of cash flow from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness, including the New Notes.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow the Company to meet its scheduled debt service obligations.

The Company’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect the Company’s business, financial position and results of operations and its ability to satisfy its obligations under the New Notes.
Risks Related to Our Business
Marijuana remains illegal under federal law, and enforcement of cannabis laws could change.
The Company both directly and indirectly engages in the cannabis industry in the United States where local and state laws permit such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, as of December 31, 2024, at least 37 states, the District of Columbia, Guam, Puerto Rico, the Northern Mariana Islands and the U.S. Virgin Islands have passed laws broadly legalizing marijuana for medicinal use by eligible patients. In the District of Columbia, the Northern Mariana Islands, Guam and at least 21 of these states, marijuana has been legalized for adult use, although not all of those jurisdictions have fully implemented their legalization programs. These include the states and territories in which the Company operates. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule 1 controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

Federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. It is not yet known whether the Department of Justice under President Trump and Attorney General Bondi will re- adopt the Cole Memo or announce a substantive marijuana enforcement policy. Nevertheless, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Federal law is separate from state law in these circumstances; therefore, the federal government can assert criminal violations of federal law despite state law. If the current administration was to aggressively pursue financiers or equity owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.
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
In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, affect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while there are no current intentions to declare or pay dividends on the Common Shares in the foreseeable future, in the event that a determination was made that the Company’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.
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
On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with the NEO Exchange (now Cboe), the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers.
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
From time to time, some of the Company’s products may be produced, packaged, and labeled by third-party vendors. The Company relies on its third-party vendors to obtain and maintain certain permits, licenses or other approvals from regulatory agencies in the jurisdictions in which they operate, including, in the case of certain jurisdictions, the ability to demonstrate compliance with current good manufacturing practice standards. Failure of a third-party vendor to maintain the requisite permits, licenses or other approvals, or otherwise conform to the strict regulatory requirements of any applicable regulatory authority may result in delays, interruptions in supply, product recalls or withdrawals, and could expose the Company to potential product liability claims, damage our reputation and the reputation of our brands or otherwise harm our business.
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
Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. the Company may be subject to various product liability claims, for which insurance coverage may not be available, including, among others, that the Company’s products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim, including a class action claim, or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with consumers generally, and could have a material adverse effect on the results of operations and financial condition of the Company.
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
The Company had net losses during the fiscal year ended December 31, 2024.
During the fiscal year ended December 31, 2024, the Company sustained net losses and reported a negative cash flow from operating activities. The Company’s cash balance as of December 31, 2024 was approximately $33.6 million. Although the Company anticipates it will eventually have positive cash flow from operating activities, to the extent that the Company has negative cash flow in any future period, its cash balance or any proceeds from future offerings of securities of the Company may be used to fund such negative cash flow from operating activities.

The Company’s efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support its business operations and future growth strategies.

The Company’s efforts to obtain needed capital resources and sources of liquidity may not be sufficient to support its business operations and future growth strategies. In addition, the Company is required to make certain interest payments on existing debt and to meet certain cash requirements, including, without limitation, maintaining $10 million in unrestricted cash, which amount may increase in future periods based on the terms of the 2025 Debt Transaction. If the Company is unable to satisfy its liquidity and capital resource requirements, the Company may be forced to further restructure its obligations to creditors, pursue work-out options or other protective measures beyond the 2025 Debt Transaction.

The Company’s ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties. Adequate alternative financing may not be available or, if available, may only be available on unfavorable terms or subject to covenants that the Company may not be able to satisfy. There is no assurance that the Company will obtain the capital it requires. As a result, there can be no assurance that the Company will be able to fund its liquidity needs, future operations or growth strategies. Furthermore, the Company may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs
The Company faces intense competition from other companies.
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
Currently, the cannabis industry includes a lot of individuals and small to medium-sized entities; however, the risk exists that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger or a larger number of dispensaries and cultivation and production facilities. In doing so, these larger competitors could establish price setting and cost control practices which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the cannabis industry. While the approach in most state laws and regulations seemingly deters this type of takeover, this industry remains nascent and as indicated above, the future landscape remains largely unknown, especially as relates to the potential for interstate commerce in the cannabis industry in the United States, which might potentially be more advantageous to large conglomerates and companies as compared to the Company.
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
The Cannabist Company may have certain proprietary intellectual property, including but not limited to patents and proprietary processes, and plans for trademarks that are not yet public. The Company will rely on this intellectual property, know- how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to the Company’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have an adverse effect on the Company’s business, results of operations, financial condition or prospects.
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
The Company may not be able to protect its trademarks.
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

If the Company raises additional financing or reorganizes its debt or reorganizes its debt through the issuance of equity securities (including securities convertible or exchangeable into equity securities) or completes an acquisition or merger or resolves litigation by issuing additional equity securities, such issuance may substantially dilute the interests of shareholders of the Company and reduce the value of their investment. The Company’s Articles permit the issuance of an unlimited number of Common Shares, and the Company shareholders will have no pre-emptive rights in connection with a future issuance. The Board has the discretion to determine the price and the terms of issue of future issuances. Moreover, additional Common Shares may be issued by the Company on the exercise of awards under the Company’s Omnibus Plan and upon the exercise of certain outstanding CGGC Warrants (as defined herein). The market price of the Common Shares could decline as a result of issuances of new shares or sales by shareholders of Common Shares in the market or the perception that such sales could occur. Sales by shareholders of the Company might also make it more difficult for the Company itself to sell equity securities at a time and price that it deems appropriate.
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
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.
As of December 31, 2024 we identified conditions and events that raised substantial doubt about our ability to continue as a going concern, specifically the ability of the Company to generate sufficient cash flow from operations, cash from divestitures or otherwise complete a debt structuring, required to satisfy $59.5 million of Senior Debt obligations maturing in June 2025.
With the Company having entered into a Support Agreement with certain supporting Noteholders on February 27, 2025, regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “2025 Debt Transaction”), we believe that our existing cash and cash equivalents, cash from operations and cash from divestitures will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this Annual Report. Consequently, the doubt as to the Company's ability to continue as a going concern has been alleviated.
However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
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

In addition, on January 8, 2025, the Company received a compliance deficiency notice from the OTCQX indicating that the bid price of the Common Shares had closed below $0.10 for more than 30 consecutive calendar days and therefore no longer met the continued listing qualifications of the OTCQX. The Company was granted a 90-calendar day cure period, or until April 6, 2025, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price of the Common Shares will need to stay at or above $0.10 for ten consecutive trading days. The Company will continue to monitor its compliance during the cure period and could undertake specific actions to address this minimum bid price deficiency. Alternatively, at the end of such cure period, it is possible that the Company would be eligible for trading on the OTCQB and may apply for listing on such platform prior to such time. There can be no assurance that the Company will be able to become compliant with the continued listing qualifications rules of the OTCQX or become eligible to trade on OTCQB, and in such events, it is expected the Common Shares would be eligible to trade on the OTC Pink Market. As a result, there may be a more limited trading market for the Common Shares. In addition, if the Common Shares become subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers, it could further negatively impact market liquidity for the Common Shares and shareholders’ ability to sell their Common Shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We continue to make significant investments in our information technology systems pursuant to our operations. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to enhance our overall customer experience, to support our compliance, internal controls and efficiency initiatives, to expand our capabilities to offer new products, and to provide scale for future growth.
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
Governance
The risks from cybersecurity threats are monitored and managed by the Company’s information systems team members who have relevant expertise with such potential threats, and who operate in collaboration with other Company functions. The Company’s Audit Committee is responsible for overseeing cybersecurity risk and is informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.
ITEM 2. PROPERTIES
The following tables set forth the Company’s principal physical properties.

Corporate Properties

Type	Location	Lease / Own

Headquarters *	New York, NY	Lease
Shared Service Center	Chelmsford, MA	Lease
Former TGS Headquarters	Denver, CO	Lease

Production Properties

Type	Location	Lease / Own

San Diego Cultivation Facility	San Diego, CA	Lease
Denver Cultivation Facility 1	Denver, CO	Lease
Denver Cultivation Facility 2	Denver, CO	Lease
Denver Cultivation Facility 3	Denver, CO	Lease
Denver Manufacture Facility	Denver, CO	Lease
Denver Warehouse	Denver, CO	Lease
Trinidad Cultivation Facility 1	Trinidad, CO	Lease

Production Properties

Type	Location	Lease / Own

Trinidad Cultivation Facility 2	Trinidad, CO	Lease
Milford Cultivation Facility 1	Milford, DE	Lease
Milford Cultivation Facility 2 *	Milford, DE	Own
Lakeland Cultivation Facility	Lakeland, FL	Lease
Aurora Cultivation Facility	Aurora, IL	Lease
Lowell Cultivation Facility	Lowell, MA	Lease
Frederick Cultivation Facility	Frederick, MD	Own

Vineland Cultivation Facility 1	Vineland, NJ	Lease
Vineland Cultivation Facility 2	Vineland, NJ	Own
Rochester Cultivation Facility	Rochester, NY	Lease
Riverhead Cultivation Facility	Riverhead, NY	Own
Mount Orab Cultivation Facility	Mount Orab, OH	Lease
Columbus Manufacturing Facility	Columbus, OH	Own
Pennsylvania Cultivation Facility	Saxton, PA	Lease
Richmond Cultivation Facility	Richmond, VA	Lease
Falling Waters Cultivation Facility	Falling Waters, WV	Lease

Retail Properties

Type	Location	Lease / Own

Cannabist San Diego	San Diego, CA	Lease
The Healing Center San Diego	San Diego, CA	Lease
Project Cannabis San Francisco	San Francisco, CA	Lease
The Green Solution Ft. Collins	Ft. Collins, CO	Lease
The Green Solution Southeast Aurora	Aurora, CO	Lease
The Green Solution East Aurora	Aurora, CO	Lease
The Green Solution Central Aurora	Aurora, CO	Lease
The Green Solution W Aurora	Aurora, CO	Lease
The Green Solution South Aurora	Aurora, CO	Lease
The Green Solution Northglenn	Northglenn, CO	Lease
The Green Solution Glendale	Glendale, CO	Lease
The Green Solution North Denver	Denver, CO	Lease
The Green Solution Union Station	Denver, CO	Lease
The Green Solution Westminster	Denver, CO	Lease
The Green Solution West Denver	Denver, CO	Lease
The Green Solution Sheridan	Sheridan, CO	Lease
The Green Solution Edgewater	Edgewater, CO	Lease
The Green Solution Pueblo	Pueblo, CO	Lease
The Green Solution Black Hawk	Black Hawk, CO	Lease
The Green Solution Trinidad	Trinidad, CO	Lease
Clearance Cannabis Trinidad	Trinidad, CO	Lease
The Green Solution Silver Plume	Silver Plume, CO	Lease
The Green Solution Aspen	Aspen, CO	Lease
The Green Solution Glenwood Springs	Glenwood Springs, CO	Lease
Medicine Man Denver	Denver, CO	Lease
Medicine Man Aurora	Aurora, CO	Lease
Medicine Man Thornton	Thornton, CO	Lease
Medicine Man Longmont	Longmont, CO	Lease
Columbia Care Rehoboth Beach	Rehoboth Beach, DE	Lease
Columbia Care Smyrna	Smyrna, DE	Lease
Columbia Care Wilmington	Wilmington, DE	Lease
Cannabist Chicago	Chicago, IL	Lease
Cannabist Villa Park	Villa Park, IL	Lease
Columbia Care Chevy Chase	Chevy Chase, MD	Lease

gLeaf Frederick	Frederick, MD	Lease
gLeaf Rockville	Rockville, MD	Lease
Patriot Care Greenfield	Greenfield, MA	Lease
Cannabist Lowell	Lowell, MA	Lease
Mays Landing	Blackhorse Pike, NJ	Lease
Cannabist Vineland	Vineland, NJ	Lease
Cannabist Deptford	Deptford, NJ	Lease
Cannabist Brooklyn	Brooklyn, NY	Lease
Columbia Care Riverhead	Riverhead, NY	Lease
Columbia Care Dayton	Dayton, OH	Own
Columbia Care Logan	Logan, OH	Own
Columbia Care Marietta	Marietta, OH	Own
Columbia Care Monroe	Monroe, OH	Own
gLeaf Warren	Warren, OH	Lease
Columbia Care Allentown	Allentown, PA	Lease

Retail Properties

Type	Location	Lease / Own

Columbia Care Scranton	Scranton, PA	Lease
Columbia Care Wilkes-Barre	Wilkes-Barre, PA	Lease
gLeaf Richmond	Richmond, VA	Lease
gLeaf Short Pump	Short Pump, VA	Lease
Cannabist Laburnum	Laburnum, VA	Lease
Cannabist Williamstown	Williamstown, WV	Lease
Cannabist Huntington	Huntington, WV	Lease
Cannabist Morgantown	Morgantown, WV	Lease
Cannabist Beckley	Beckley, WV	Lease
Cannabist St. Albans	St. Albans, WV	Lease
*During 2025, the Company exited the New York office and sold its Milford Cultivation Facility 2 property.

ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
None, other than in the normal course of business.
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
Shareholders
As of December 31, 2024, there are 419 holders of record of our common shares.
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
Issuer Purchases of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. and its subsidiaries (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A-Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
OVERVIEW OF THE CANNABIST COMPANY
The Cannabist Company, formerly known as Columbia Care, is one of the most experienced cultivators, manufacturers and providers of cannabis products and related services, with licenses in 14 U.S. jurisdictions. The Company operates 87 facilities including 71 dispensaries and 16 cultivation and manufacturing facilities, including those under development. Columbia Care, now The Cannabist Company, is one of the original multi-state providers of cannabis in the U.S. and now delivers industry-leading products and services to both the medical and adult-use markets. In 2021, the Company launched Cannabist, its retail brand, creating a national dispensary network that leverages proprietary technology platforms. The company offers products spanning flower, edibles, oils and tablets, and manufactures popular brands including dreamt, Seed & Strain, Triple Seven, Hedy, gLeaf, Classix, Press, and Amber.
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

Statement of Operations:

	For the Year Ended			2024 vs. 2023		2023 vs. 2022
	December 31, 2024	December 31, 2023	December 31, 2022	$ Change	% Change	$ Change	% Change
Revenues	$458,722	$511,327	$511,578	$(52,605)	(10%)	$(251)	—%
Cost of sales related to inventory production	(290,425)	(331,359)	(310,163)	40,934	(12%)	(21,196)	7%
Cost of sales related to business combination fair value adjustments to inventories	—	—	(204)	—	—%	204	(100)%
Gross profit	168,297	179,968	201,211	(11,671)	(6)%	(21,243)	(11%)
Goodwill impairment	—	(19,274)	(170,642)	19,274	(100)%	151,368	(89%)
Intangible impairment	(2,100)	(46,248)	(169,479)	44,148	(95)%	123,231	(73%)
Fixed asset impairment	(121)	(20,095)	—	19,974	(99%)	(20,095)	100%
Selling, general and administrative expenses	(188,348)	(199,591)	(277,330)	11,243	(6)%	77,739	(28%)
Operating expenses	(190,569)	(285,208)	(617,451)	94,639	(33)%	332,243	(54%)
Other (expense) income, net	(39,547)	(63,658)	(16,454)	24,111	(38%)	(47,204)	287%
Income tax (expense) benefit	(43,307)	(5,389)	11,213	(37,918)	704%	(16,602)	(148)%
Net loss	(105,126)	(174,287)	(421,481)	69,161	(40)%	247,194	(59%)
Net loss attributable to non-controlling interest	760	1,425	(5,476)	(665)	(47)%	6,901	(126%)
Net loss attributable to The Cannabist Company	$(105,886)	$(175,712)	$(416,005)	$69,826	(40)%	$240,293	(58%)
Loss per share attributable to The Cannabist Company—based and diluted	$(0.23)	$(0.44)	$(1.06)	$0.21	(48)%	$0.62	(59%)
Weighted average number of shares outstanding—basic and diluted	462,496,369	402,776,616	392,571,102
Summary of Balance Sheet items:

	December 31, 2024	December 31, 2023
Total Assets	$696,173	$823,111
Total Liabilities	$726,232	$757,759
Total Long-Term Liabilities	$497,522	$597,715
Total Equity	$(30,059)	$65,352

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2024, 2023 and 2022
The following tables summarize our results of operations for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended				2024 vs. 2023		2023 vs. 2022
	December 31, 2024	0	December 31, 2023	December 31, 2022	$ Change	% Change	$ Change	% Change
Revenues	$458,722		$511,327	$511,578	$(52,605)	(10%)	$(251)	0%
Cost of sales related to inventory production	(290,425)		(331,359)	(310,163)	40,934	(12%)	(21,196)	7%
Cost of sales related to business combination fair value adjustments to inventories	—		—	(204)	—	—%	204	(100)%
Gross profit	168,297		179,968	201,211	(11,671)	(6)%	(21,243)	(11%)
Goodwill impairment	—		(19,274)	(170,642)	19,274	(100)%	151,368	(89%)
Intangible impairment	(2,100)		(46,248)	(169,479)	44,148	(95)%	123,231	(73%)
Fixed asset impairment	(121)		(20,095)	—	19,974	(99%)	(20,095)	100%
Selling, general and administrative expenses	(188,348)		(199,591)	(277,330)	11,243	(6)%	77,739	(28%)
Operating expenses	(190,569)		(285,208)	(617,451)	94,639	(33)%	332,243	(54%)
Loss from operations	(22,272)		(105,240)	(416,240)	82,968	(79)%	311,000	(75%)
Other (expense) income, net	(39,547)		(63,658)	(16,454)	24,111	(38%)	(47,204)	287%
Loss before provision for income taxes	(61,819)		(168,898)	(432,694)	107,079	(63)%	263,796	(61%)
Income tax (expense) benefit	(43,307)		(5,389)	11,213	(37,918)	704%	(16,602)	(148)%
Net loss	(105,126)		(174,287)	(421,481)	69,161	(40)%	247,194	(59%)
Net loss attributable to non-controlling interest	760		1,425	(5,476)	(665)	(47)%	6,901	(126%)
Net loss attributable to The Cannabist Company.	$(105,886)		$(175,712)	$(416,005)	$69,826	(40)%	$240,293	(58%)
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Revenue
The decrease in revenue of $52,605 for the year ended December 31, 2024, as compared to the prior year period, was primarily driven by increased competition and price compression in certain markets and the sale of several assets. This was offset by maturing markets and regulation changes in key states, most notably the legalization of adult-use sales in Maryland and Ohio.
Cost of Sales
The decrease in cost of sales of $40,934 for the year ended December 31, 2024, as compared to the prior year period, was directly related to the decrease in revenue.
Gross Profit
The decrease in gross profit of $11,671 for the year ended December 31, 2024, as compared to the prior year period was directly attributable to the decrease in revenue and decrease in cost of sales as described above. The increase in gross margin (percent) was primarily driven by the maturation of existing production facilities.
Operating Expenses
The decrease of $94,639 in operating expenses was primarily attributable to goodwill and intangible impairment charges of $19,274 and $44,148 during the year ended December 31, 2024, a decrease in fixed asset impairments of $19,974, and a decrease of $11,243 in selling, general and operating expenses. The decrease in selling, general and operating expenses was primarily attributable to a decrease in depreciation and amortization of $10,461, salary and benefits of $10,071, professional fees of $2,428, advertising and promotion expenses of $1,949, and other fees and expenses of $190. This was partially offset by increases in operating general and facility expenses of $13,286, operating facilities costs of $570, the expansion of our operations, and the increase in size and scope of our administrative functions.
Other (Expense) Income, Net
The decrease of $24,111 in other (expense) income, net for the year ended December 31, 2024, as compared to the prior year, was primarily due to a gain on disposal group of $58,447, a decrease in interest expense of $13,035, and a decrease in other (income) expense, net of $1,809. This was offset partially by an increase in net change in fair value of derivative asset and liability of $26,024, and a loss on held for sale assets of $22,191.
Income Tax Benefit and Provisions
The Company recorded income tax expense of $43,307 for the year ended December 31, 2024 as compared to income tax expense of $5,389 for the year ended December 31, 2023.
The net tax expense of $43,307 for the year ended December 31, 2024 includes current tax expense of $50,176, deferred tax benefit of $13,190 and change in valuation allowances of $6,321.
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
Operating Expenses
The decrease of $332,243 in operating expenses was primarily attributable to goodwill and intangible impairment charges of $151,368 and $123,231 during the year ended December 31, 2023, and $77,739 in selling, general and operating expenses; this was offset by an increase in fixed asset impairments of $20,095, as compared to the prior year period. The decrease in selling, general and operating expenses was primarily attributable to a decrease in salary and benefits of $35,908, depreciation and amortization of $24,112, professional fees of $5,918, advertising and promotion expenses of $8,279, and other fees and expenses of $3,522; as we expanded our operations and increased the size and scope of our administrative functions.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net loss	$(105,126)	$(174,287)	$(421,481)
Income tax	43,307	5,389	(11,213)
Depreciation and amortization	48,978	62,729	84,788
Interest expense, net and debt amortization	51,831	54,865	52,542
EBITDA (Non-GAAP measure)	38,990	(51,304)	(295,364)
Adjustments:
Share-based compensation	(1,009)	5,465	27,930
Goodwill impairment	—	19,274	170,642
Intangible impairment	2,100	46,248	169,479
Impairment on fixed assets	121	20,095	—
Fair-value mark-up for acquired inventory	—	—	204
Adjustments for acquisition and other non-core costs*	13,091	16,371	34,969
Fair-value changes on derivative liabilities	25,908	(116)	(6,560)
Loss on Restructuring	5,674	6,088	3,089
Impairment on disposal group	—	4,249	—
Gain on remeasurement of contingent consideration	—	—	(37,362)
(Gain) / loss on disposal group	(30,164)	3,275	—
Earnout liability accrual	—	—	349
Adjusted EBITDA (Non-GAAP measure)	$54,711	$69,645	$67,376
Revenue	$458,722	$511,327	$511,578
Adjusted EBITDA (Non-GAAP measure)	54,711	69,645	67,376
Adjusted EBITDA margin (Non-GAAP measure)	11.9%	13.6%	13.2%
Revenue	$458,722	$511,327	$511,578
Gross profit	168,297	179,968	201,211
Gross margin	36.7%	35.2%	39.3%
*Acquisition and other non-core costs include costs associated with acquisitions, litigation expenses and COVID-19 expenses.
Adjusted EBITDA
The decrease in Adjusted EBITDA for the year ended December 31, 2024, as compared to the prior year period, was primarily driven by reduced revenues from divestitures completed in 2023 and 2024, partly offset by cost-savings initiatives implemented across selling, general and administrative expenses.
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

We are currently meeting our obligations as they become due and are earning revenues from our operations. However, we have sustained losses since inception and may require additional capital in the future. We estimate that based on our current business operations and working capital, we will continue to meet our obligations as they become due. As we continue to seek growth through expansion or acquisition, our cash flows requirements and obligations could materially change. As of December 31, 2024, we did not have any significant external capital requirements.
Recent Financing Transactions

2022

February 2022 Private Placement

On February 3, 2022, the Company closed on the 2026 Notes, which was a private placement of US$185,000,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026. The 2026 Notes are senior secured obligations of the Company and were issued at 100% of face value. The 2026 Notes accrue interest payable semi-annually in arrears and mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company received binding commitments to exchange approximately $31,750,000 of the Company’s existing 13% senior secured notes due 2023, pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon. As a result of the note exchanges, the Company received aggregate gross proceeds of $153,250,000 in cash pursuant to the offering of the 2026 Notes. The Company’s repayment obligations with respect to the 2026 Notes are impacted by the 2025 Debt Transaction.
VentureForth Acquisition and Settlement
On April 18, 2022, in connection with the acquisition and settlement of preexisting relationships, the Company issued 18,755,802 common shares (the “VentureForth Shares”) and, on April 18, 2022 and April 24, 2022 paid approximately $26,000,000 to acquire, by merger, VentureForth Holdings, LLC, which is the owner of VentureForth, LLC (“VentureForth”). VentureForth held two licenses from the Washington D.C. Alcoholic Beverage Regulation Administration (“ABRA”), specifically, one license to cultivate and manufacture medical cannabis and one license to dispense medical cannabis. The Company previously had a management services agreement with VentureForth. The shares issued and amounts paid also amicably resolved, with no admissions of liability and in exchange for releases, certain direct, indirect, derivative and indemnification claims relating to a confidential arbitration to which VentureForth, a separate subsidiary of the Company and certain members of the Company’s management team were respondent parties.
2023

September 2023 Private Placement

On September 18, 2023, the Company entered into subscription agreements with institutional investors (the “September 2023 Investors”) for the purchase and sale of 22,244,210 units of the Company (the “September 2023 Units”) at a price of C$1.52 per Unit (the “Issue Price”) pursuant to a private placement (the “September 2023 Offering”), for aggregate gross proceeds of approximately C$33.8 million or approximately US$25 million (the “Initial Tranche”). Each Unit consists of one Common Share (or Common Share equivalent) and one half of one warrant that entitles the holder to acquire one Common Share at a price of C$1.96 per Common Share, a 29% premium to issue, for a period of three years following the closing of the Initial Tranche (“September 2023 Warrant”). The Initial Tranche consisted of an aggregate of 21,887,240 Common Shares, 11,122,105 September 2023 Warrants and 356,970 pre-funded warrants that provide the holder the right to purchase one Common Share at an exercise price of C$0.0001 per Common Share (the “September 2023 Pre-Funded Warrants”). The September 2023 Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the September 2023 Pre-Funded Warrants are exercised in full. The September 2023 Offering closed on September 21, 2023. ATB Capital Markets Inc. acted as sole placement agent for the Offering. The Company used the proceeds from the September 2023 Offering to reduce its outstanding indebtedness and for general corporate purposes.

In connection with the transaction, the Company and the Investors entered into a customary registration rights agreement. The September 2023 Units were subject to limited lock-up requirements.

2024

January 2024 Debt Exchange

On January 22, 2024, the Company entered into the Exchange Agreement, as amended on June 30, 2024 and September 30, 2024, (as amended, the “Exchange Agreement”), with certain holders (the “Holders”) of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to the Repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).

Pursuant to the terms of the Exchange Agreement, the Holders agreed to:

•by January 31, 2024, transfer $5 million principal amount of 2024 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5-day volume weighted average price of the Common Shares (the “Initial Exchange Price”) on Cboe prior to receipt of a Transfer notice;

•provided that the five-day volume weighted average price of the Common Shares on the Cboe is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed, with approximately $10 million remaining available for exchange as $5 million were separately exchanged into the 2027 Notes, as described below. The term of the Exchange Agreement expired as of January 31, 2025.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25.75 million aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15.6 million. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5 million of the Company’s existing 6.0% 2025 Convertible Notes. Through December 31, 2024, 983.604 shares were issued to convert $300 principal.

The principal amount of the 2027 Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt premium and debt issuance costs is amortized over the term of the 2027 Notes. The Company’s repayment obligations with respect to the 2027 Notes are impacted by the 2025 Debt Transaction.

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

*The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.
Cash Flows
Net cash provided in operating, investing and financing activities for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Net cash (used) / provided by in operating activities	$(23,379)		$7,471		$(111,401)
Net cash provided by / (used) in investing activities	30,975		(3,499)		(75,327)
Net cash (used in) / provided by financing activities	(9,003)		(14,124)		153,684
Net (decrease) / increase in cash and cash equivalents	$(1,407)	$—	$(10,152)	$—	$(33,044)
Operating Activities
During the year ended December 31, 2024, operating activities used $23,379 of cash, primarily resulting from a net loss of $105,126, deferred taxes of $9,105, legal settlements of $1,108, other expenses of $959, and equity based compensation of $1,009. This was partially offset by a loss on disposal group of $70,507, depreciation and amortization of $48,978, debt amortization expenses of $9,397, provision for obsolete inventory and other assets of $5,682, intangible impairment charges of $2,100, change in fair value of derivative liability of $502, impairment of fixed assets of $121, change in operating assets and liabilities of $31,906, and change in investment fair value of $25,406.
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
Investing Activities
During the year ended December 31, 2024, investing activities provided $30,975 of cash, consisting of net proceeds from sale of business of $36,855 and proceeds from sale of license of $329; this was partially offset by purchases of property and equipment of $5,831 and cash paid on deposits, net of $378.
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
Financing Activities
During the year ended December 31, 2024, financing activities used $9,003 of cash, consisting of repayment of debt of $13,228, payment of lease liabilities of $6,904, repayment of sellers note of $1,500, taxes paid on equity based compensation of $1,258, payment of debt issuance costs of $802, repayment of mortgage notes of $578, and distributions of $333. This was partially offset by proceeds from the issuance of convertible debt of $15,600.

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
Contractual Obligations and Commitments
The following table summarizes contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6 and beyond
Lease commitments	$277,540	$27,477	$25,991	$25,292	$23,017	$20,559	$155,204
Sale-Leaseback commitments	211,217	10,407	10,743	11,090	11,449	11,819	155,709
2026 Notes	185,000	—	185,000	—	—	—	—
Term debt (principal)	—	—	—	—	—	—	—
Interest on term debt	26,363	17,575	8,788	—	—	—	—
Convertible debt (principal)	84,950	59,500	—	25,450	—	—	—
Interest on convertible debt	6,940	4,076	2,291	573	—	—	—
Mortgage notes (principal)	42,924	721	16,484	18,050	7,669	—	—
Mortgage notes (interest)	10,986	4,314	4,238	1,854	580	—	—
Total contractual obligations	845,920	124,070	253,535	82,309	42,715	32,378	310,913
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
Recently adopted accounting pronouncements

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for fiscal years beginning after December 15, 2021. The update was effective for fiscal years beginning after December 15, 2021. This ASU did not have a material impact on the Company’s consolidated financial statement.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This update is effective upon issuance and generally can be applied through December 31, 2024. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB amended ASC 842 to provide a practical expedient that allows private companies and certain not-for-profits to use the written terms and conditions of a common control arrangement to determine whether a lease exists and to classify and account for the lease. The amendments also require all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This ASU did not have a material impact on the Company’s consolidated financial statement.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718). This ASU amends various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. This ASU does not provide any new guidance; as such, there is not a transition date or effective date associated with it. This ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires public entities to provide disclosures of significant segment expenses and other segment items. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This guidance is applied retrospectively to all periods presented, unless it is impractical. This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company has adopted ASU 2023-07, Segment Reporting (Topic 280).

Accounting pronouncements not yet adopted

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

In January 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards, which clarifies the scope and application of profits interest awards under ASC 718 by providing illustrative guidance. The amendments apply to all entities that account for profits interest awards as compensation for services provided by employees or non-employees. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years, for public entities, and for fiscal years beginning after December 15, 2025, for all other entities, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. Since the Concept Statements are not considered authoritative and do not establish Generally Accepted Accounting Principles (GAAP), the ASU eliminates references to these statements from the codification. The amendments are effective for public entities for fiscal years beginning after December 15, 2024, and for all other entities for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

ASU 2024-03, Disaggregation of Income Statement Expenses, was issued in November 2024 and requires public business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the income statement, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 , and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Management is evaluating the impact of this standard on its financial disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which provides clarification on the accounting treatment of convertible debt settlements that occur under terms differing from those of the original instrument. The amendments specify that if the settlement is considered an induced conversion, an entity must recognize an inducement expense at the offer acceptance date. Conversely, if the settlement is treated as a debt extinguishment, an entity must recognize a gain or loss at the extinguishment date. This ASU is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company is in the process of assessing the potential impact of this ASU on its debt accounting policies.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The Board is issuing this Update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this Update applies to all public business entities but only potentially affects non-calendar year-end entities. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.
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
Recoverability of Long-lived Assets
We evaluate the recoverability of our long-lived tangible and intangible assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. We recognized impairment loss of $121 and $20,095 for long-lived assets for the years ended December 31, 2024 and 2023, respectively. Assets to be disposed of or held for sale would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.
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
a.Disclosure Controls and Procedures.
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
Based upon their evaluation of the Company’s disclosure controls and procedures, as of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting described below.
b.Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Based upon their evaluation of the Company’s controls over financial reporting, as of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our controls over financial reporting as of the end of the period ended December 31, 2024, as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal controls over financial reporting were not effective due to the following material weaknesses:

•Lack of sufficient personnel with an appropriate level of knowledge, experience, and training commensurate with the complexity of certain transactions and the corresponding financial reporting requirements;

•A lack of certain controls or improper execution of designed controls related to inventory tracking and costing and verification that all inventory subject to physical inventory counts were accurately reported in the financial statements; and

•A number of individual control deficiencies, which when taken in aggregate, rise to the level of a material weakness related to a lack of certain controls, or improper execution of designed controls related to certain vendor payments, cash receipts in a single market, and the balance sheet netting of a defined group of mutual customer and vendor balances.

In response to the material weaknesses described above, the Company will be implementing a remediation plan to address the material weaknesses.
The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
c.Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm as the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012.
d.Changes in Internal Control Over Financial Reporting.
Management is continuously working to assess and enhance the control environment and internal controls. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, referred to as the Proxy Statement, which will be filed with the SEC within 120 days of the 2024 fiscal year-end

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Directors and Executive Officers,” “Delinquent Section 16(A) Reports,” and “Audit Committee,” except for information on our Code of Ethics and Insider Trading Policy.

Code of Ethics
The Board of Directors has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as all other employees and directors. Our Code of Ethics is available on our website at https://investors.cannabistcompany.com/corporate-governance/governance-overview.

Insider Trading Policy

The Company adopted an Insider Trading Policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as Exhibit 19 hereto. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Policies and Practices for Granting Certain Equity Awards,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Related Party Transaction Policy,” “Transactions with Related Persons,” “Promoters,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Audit, Audit-Related, Tax and Other Fees,” and “Pre-Approval Policies and Procedures.”

PART IV
ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.
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

4.15
Sixth Supplemental Indenture dated September 20, 2023 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.15 of the Registrant’s Form 10-Q, filed with the SEC on May 9, 2024)

4.16
Seventh Supplemental Indenture dated March 19, 2024 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on March 20, 2024)

4.17	Eighth Supplemental Indenture dated March 12, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., and Odyssey Trust Company

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

10.11
Mortgage and Security Agreement dated December 28, 2021 between Columbia Care NY Realty LLC and East West Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.12	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.14#	Transition Agreement between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K, filed with the SEC on March 29, 2023

10.15
Termination Agreement, dated July 31, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on August 3, 2023)

10.16#	The Cannabist Company Holdings Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on November 13, 2023)

10.17#
Transition and Release of Claims Agreement, between Columbia Care Inc. and Rosemary Mazanet, dated August 31, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q, filed with the SEC on November 14, 2023)

10.18#
Amendment No. 2 dated January 15, 2024 to Employment Agreement between The Cannabist Company Holdings Inc. and David J. Hart (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on January 19, 2024)

10.19
Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and David J. Hart (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.20
Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and Jesse Channon (imcorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.21
Exchange Agreement, between the The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K, filed with the SEC n March 13, 2024)

10.22
Separation and Release of Claims Agreement dated March 13, 2024 between The Cannabist Company Holdings Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K, filed with the SEC on March 13, 2024)

10.23
Amendment to Exchange Agreement, dated June 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, filed with the SEC on August 8, 2024)

10.24
Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed with the SEC on July 31, 2024)

10.25	Form of Verano Holdings, LLC Promissory Note (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed with the SEC on July 31, 2024)

10.26
Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed with the SEC on July 31, 2024)

10.27
Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, Salubrious Wellness Clinic, Inc., CC VA HoldCo LLC, Thomas Allison, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K, filed with the SEC on July 31, 2024)

Exhibit No.	Description of Exhibit

10.28
Fractional CHRO Engagement Agreement, dated August 6, 2024, between ourCHRO, LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q, filed with the SEC on August 8, 2024)

10.29
Membership Interest Purchase Agreement, dated August 21, 2024, among Columbia Care LLC, Columbia Care Florida LLC, SFL Investment Holdings, LLC, Mint Florida Holdings, LLC, The Cannabist Company Holdings Inc. and The Cerberean Group LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed with the SEC on August 27, 2024)

10.30	Form of Promissory Note from SFL Investment Holdings, LLC and Mint Florida Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed with the SEC on August 27, 2024)

10.31
Purchase Agreement, dated August 22, 2024, among 3 Boys Farm LLC, Cresco U.S. Corp., Columbia Care Florida LLC and Columbia Care LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed with the SEC on August 27, 2024)

10.32
Second Amendment to Exchange Agreement, dated September 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q, filed with the SEC on November 7, 2024)

10.33
Amendment, dated October 28, 2024, to Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-Q, filed with the SEC on November 7, 2024)

10.34
Support Agreement dated February 27, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., each of their respective direct and indirect subsidiaries signatory thereto and the certain noteholders signatory thereto. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed with the SEC on February 27, 2025)

16
Letter from Davidson & Company LLP, to the Securities and Exchange Commission, dated October 11, 2024 (incorporated by reference to Exhibit 16.1 of the Registrant's Form 8-K, filed with the SEC on October 15, 2024)

19*	Insider Trading Policy

21.1*	Subsidiaries of The Cannabist Company Holdings Inc.

23.1*	Consent of Davidson & Company LLP

23.2*	Consent of PKF O’Connor Davies, LLP

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2025.

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

Name and Signature	Title	Date

/s/ David Hart	Chief Executive Officer and Director	March 17, 2025
David Hart

/s/ Derek Watson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Derek Watson

/s/ Michael Abbott	Chairman and Director	March 17, 2025
Michael Abbott

/s/ Frank Savage	Director	March 17, 2025
Frank Savage

/s/ James A.C. Kennedy	Director	March 17, 2025
James A.C. Kennedy

/s/ Jonathan P. May	Director	March 17, 2025
Jonathan P. May

/s/ Jeff Clarke	Director	March 17, 2025
Jeff Clarke

/s/ Alison Worthington	Director	March 17, 2025
Alison Worthington

/s/ Julie Hill	Director	March 17, 2025
Julie Hill

/s/ Dr. Rosemary Mazanet	Director	March 17, 2025
Dr. Rosemary Mazanet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Cannabist Company Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The Cannabist Company Holdings Inc. (formerly Columbia Care Inc.) (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive (loss), changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company raised substantial doubt about its ability to continue as a going concern for at least twelve months from the issuance of these consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and a need to raise sufficient funds to meet its obligations and sustain its operations. The Company concluded that the substantial doubt raised about the Company’s ability to continue as a going concern has been alleviated as a result of management’s plans discussed in Note 2. Our opinion is not modified with respect to that matter

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since October 2024.

New York, New York
March 17, 2025

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
We have served as the Company’s auditor since 2019.
/s/ DAVIDSON & COMPANY LLP

(PCAOB ID:731) New York, USA	Chartered Professional Accountants
March 13, 2024

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of US dollars, except for share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$33,607	$35,764
Accounts receivable, net of allowances of $6,754 and, $6,512, respectively	21,688	15,601
Inventory	94,516	111,633
Prepaid expenses and other current assets	11,794	22,711
Notes receivable	15,614	4,026
Assets held for sale	17,778	1,752
Total current assets	$194,997	$191,487

Property and equipment, net	228,396	298,498
Right of use assets - operating leases, net	124,739	181,823
Right of use assets - finance leases, net	25,515	36,450
Intangible assets, net	51,249	76,767
Investments	11,880	—
Deferred taxes	32,025	22,970
Notes receivable	11,958	2,082
Other non-current assets	15,414	13,034
Total assets	$696,173	$823,111

Liabilities and Equity
Current liabilities:
Accounts payable	$41,125	$29,797
Accrued expenses and other current liabilities	32,839	58,659
Income tax payable	87,333	47,358
Current portion of lease liability - operating leases	7,386	9,711
Current portion of lease liability - finance leases	4,910	7,339
Current portion of long-term debt, net	52,461	5,905
Liabilities held for sale	2,656	1,275
Total current liabilities	228,710	160,044

Long-term debt, net	249,512	297,478
Long-term lease liability - operating leases	126,215	182,001
Long-term lease liability - finance leases	37,937	43,890
Derivative liability	621	119
Other long-term liabilities	83,237	74,227
Total liabilities	726,232	757,759
Commitments and contingencies	—	—
Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of December 31, 2024 and December 31, 2023, respectively, 465,638,304 and 420,265,306 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of December 31, 2024 and December 31, 2023, respectively, none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of December 31, 2024 and December 31, 2023, respectively; 7,387,328 and 9,807,881 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	1,156,807	1,146,154
Accumulated deficit	(1,185,501)	(1,079,282)
Equity attributable to The Cannabist Company Holdings Inc.	(28,694)	66,872
Non-controlling interest	(1,365)	(1,520)
Total equity	(30,059)	65,352
Total liabilities and equity	$696,173	$823,111
-
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(expressed in thousands of US dollars, except for share and per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues, net of discounts	$458,722	$511,327	$511,578
Cost of sales related to inventory production	(290,425)	(331,359)	(310,163)
Cost of sales related to business combination fair value adjustments to inventory	—	—	(204)
Gross Margin	168,297	179,968	201,211
Goodwill impairment	—	(19,274)	(170,642)
Intangible impairment	(2,100)	(46,248)	(169,479)
Fixed asset impairment	(121)	(20,095)	—
Selling, general and administrative expenses	(188,348)	(199,591)	(277,330)
Total operating cost	(190,569)	(285,208)	(617,451)
Loss from operations	(22,272)	(105,240)	(416,240)
Other expense:
Interest (expense) income on leases, net	(3,470)	(4,178)	(5,548)
Interest (expense) income, net	(37,978)	(50,687)	(48,349)
Other (expense) income, net	1,901	(8,793)	37,443
Total other expense	(39,547)	(63,658)	(16,454)

Loss before provision for income taxes	(61,819)	(168,898)	(432,694)
Income tax (expense) benefit	(43,307)	(5,389)	11,213
Net loss and comprehensive loss	(105,126)	(174,287)	(421,481)
Net income (loss) attributable to non-controlling interests	760	1,425	(5,476)
Net loss attributable to shareholders	$(105,886)	$(175,712)	$(416,005)

Weighted-average number of shares used in earnings per share - basic and diluted	462,496,369	402,776,616	392,571,102
Loss attributable to shares (basic and diluted)	$(0.23)	$(0.44)	$(1.06)
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(expressed in thousands of U.S. dollars, except for number of shares and warrants)

	Common Shares		Proportionate Voting Shares		Additional Paid-in Capital	Accumulated Deficit	Total the Cannabist Company Holdings Inc. Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	361,423,270		14,729,636		$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	22,858,845		—		69,517	—	69,517	—	69,517
Warrants exercised	180,000		—		425	—	425	—	425
Issuance of shares in connection with acquisitions	2,082,589		—		7,619	—	7,619	—	7,619
Cancellation of restricted stock awards	—		(26,037)		—	—	—	—	—
Conversion between classes of shares	4,693,780		(4,693,780)		—	—	—	—	—
Non-controlling interest buyout	—		—		—	(19,663)	(19,663)	19,663	—
Net loss	—		—		—	(416,005)	(416,005)	(5,476)	(421,481)
Balance as of December 31, 2022	391,238,484		10,009,819		$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	6,580,674		—		4,995	—	4,995	—	4,995
Warrants exercised	356,970		—		—	—	—	—	—
Issuance of shares	21,887,240		—		23,872	—	23,872	—	23,872
Conversion between classes of shares	201,938		(201,938)		—	—	—	—	—
Distributions to non-controlling interest holders	—		—		—	—	—	(960)	(960)
Deconsolidation of subsidiary	—		—		—	433	433	4,396	4,829
Net loss	—		—		—	(175,712)	(175,712)	1,425	(174,287)
Balance as of December 31, 2023	420,265,306		9,807,881		$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352
Equity-based compensation (1)	11,278,223		—		(2,267)	—	(2,267)	—	(2,267)
Conversion of convertible notes	26,828,863		—		10,300	—	10,300	—	10,300
Legal Settlement	4,845,359		—		2,620	—	2,620	—	2,620
Conversion between classes of shares	2,420,553		(2,420,553)		—	—	—	—	—
Distributions	—	0	—	0	—	(333)	(333)	—	(333)
Deconsolidation of subsidiary	—		—		—	—	—	(605)	(605)
Net loss	—		—		—	(105,886)	(105,886)	760	(105,126)
Balance as of December 31, 2024	465,638,304		7,387,328		$1,156,807	$(1,185,501)	$(28,694)	$(1,365)	$(30,059)
(1)The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands of US dollars, except for units and shares)

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(105,126)	$(174,287)	$(421,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,978	62,729	84,788
Equity-based compensation	(1,009)	5,465	27,930
Debt amortization expense	9,397	9,352	8,588
Provision for obsolete inventory and other assets	5,682	8,143	11,267
Goodwill impairment charges	—	19,274	170,642
Intangible impairment charges	2,100	46,248	169,479
Impairment on fixed assets	121	20,095	—
(Gain) loss on disposal group	(30,164)	6,122	—
Earnout adjustment	—	—	349
(Gain) on remeasurement of contingent consideration	—	—	(37,362)
Deferred taxes	(9,105)	(25,978)	(69,243)
Change in fair value of derivative liability	502	(116)	(6,560)
Change in investment fair value	25,406	—	—
Legal Settlement	(1,108)	—	—
Other	(959)	5,433	747
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(13,444)	(2,769)	8,086
Inventory	(14,408)	6,700	(44,301)
Prepaid expenses and other current assets	1,968	(853)	889
Notes receivable	7,848	—	—
Other assets	205	10,590	15,030
Accounts payable	13,431	8,955	(10,082)
Accrued expenses and other current liabilities	(14,655)	(1,632)	(11,514)
Income taxes payable	40,021	13,924	7,425
Other long-term liabilities	10,940	(9,924)	(16,078)
Net cash (used) / provided by in operating activities	$(23,379)	$7,471	$(111,401)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired / Cash acquired due to acquisition	—	—	29
Purchases of property and equipment	(5,831)	(9,966)	(72,741)
Cash paid for other assets	—	—	(2,973)
Proceeds from sale of property, net	—	6,229	358
Proceeds from sale of license	329	—	—
Cash received (paid) on deposits, net	(378)	238	—
Net proceeds from sale of business	36,855	—	—
Net cash provided by / (used) in investing activities	$30,975	$(3,499)	$(75,327)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	15,600	—	—
Proceeds from issuance of debt and warrants	—	—	153,250
Proceeds from mortgage note	—	8,050	16,500
Payment of debt issuance costs	(802)	(220)	(7,699)
Repayment of debt	(13,228)	(30,692)	(637)
Repayment of acquisition related real estate notes and note payable	—	(5,109)	—
Repayment of sellers note	(1,500)	(1,500)	(1,875)
Repayment of mortgage notes	(578)	(580)	—
Payment of lease liabilities	(6,904)	(6,515)	(5,815)
Issuance of common shares	—	25,000	—
Costs of issuance of common shares	—	(1,128)	—
Exercise of warrants	—	—	425
Distributions to non-controlling interests	(333)	(960)	—
Taxes paid on equity based compensation	(1,258)	(470)	(465)

Net cash (used in) / provided by financing activities	$(9,003)	$(14,124)	$153,684
Net (decrease)/increase in cash	(1,407)	(10,152)	(33,044)
Cash and restricted cash at beginning of the year	39,337	49,489	82,533
Cash and restricted cash at end of year	$37,930	$39,337	$49,489
Supplemental disclosure of cash flow information:
Cash paid for interest on other obligations	$41,377	$30,239	$28,706
Cash paid for income taxes	$5,530	$10,203	$51,435
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$33,607	$35,764	$48,154
Restricted cash	$4,323	$3,573	$1,335
Cash and restricted cash, end of year	$37,930	$39,337	$49,489

Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$(1,199)	$(4,026)	$12,512
Discount on issuance of convertible debt	$5,150	$—	$—
Reduction in debt from debt to equity conversion	$(10,300)	$—	$—
Increase in equity from debt to equity conversion	$10,300	$—	$—
Equity issued for legal settlement	$2,620	$—	$—
Debt incurred issued in connection with acquisition of property, plant and equipment	$—	$8,050	$—
Derivative liability recognized upon issuance of convertible debt	$2,362	$—	$—
Deconsolidation of subsidiary	$(605)	$2,473	$—
Assets held for sale	$16,026	$(27,337)	$29,089
Liabilities held for sale	$1,381	$18,904	$(20,179)
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)
1.       OPERATIONS OF THE COMPANY
The Cannabist Company Holdings Inc. (“the Company”, “the Parent”, or "The Cannabist Company"), formerly known as Columbia Care Inc., was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company's principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 321 Billerica Rd., Suite 204, Chelmsford, Massachusetts 01824. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.
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
Resignation of auditors.
On October 9, 2024, the Company completed an orderly transition of the Company’s independent registered public accounting firm with Davidson & Company LLP (“Davidson”) being dismissed, following its resignation as of that same day, and the Board approving, on the recommendation of the Audit Committee, the appointment of PKF O’Connor Davies, LLP (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024, effective October 9, 2024
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of preparation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
Certain previously reported amounts have been reclassified between line items to conform to the current period presentation.

Going concern
These consolidated financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies. For the years ended December 31, 2024, 2023 and 2022, the Company reported a consolidated net loss of ($105,886), ($175,712), and ($416,005), respectively. For the years ended December 31, 2024, 2023 and 2022 the Company had cash flows provided/(used) in operating activities of $(23,379), $7,471, and $(111,401), respectively. As of December 31, 2024 and 2023, the Company had working capital of $(33,713) and $31,443, respectively.
As of December 31, 2024 we identified conditions and events that raised substantial doubt about our ability to continue as a going concern, specifically the ability of the Company to generate sufficient cash flow from operations, cash from divestitures or otherwise complete a debt structuring, required to satisfy $59.5 million of Senior Debt obligations maturing in June 2025. With the Company having entered into a Support Agreement with certain supporting Noteholders on February 27, 2025, regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “2025 Debt Transaction”), we believe that the doubt as to the Company's ability to continue as a going concern has been alleviated.
Current management forecasts and related assumptions support the view that the Company can adequately manage the operational needs of the business with the current cash on hand, future cash from operations and incremental proceeds from pending divestitures for the next twelve months from the date of issuance of these consolidated financial statements.
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

Segment, geographic areas and customers information
The Company has determined that it operates in a single operating and reportable segment, the production and sale of cannabis. This is consistent with how the chief operating decision maker allocates resources and assesses performance. The Company’s chief operating decision maker is the senior executive committee that includes the chief executive officer, the president, and the chief financial officer.
The Company’s products have similar characteristics due to the same raw material ingredient (cannabis), similar nature of cultivation process, the type or class of customer and the regulatory nature of the industry.

The accounting policies of the production and sale of cannabis segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for this segment and decides how to allocate resources based on Adjusted EBITDA (non-GAAP measure) as well as net income that is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses Adjusted EBITDA and net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the Company. Adjusted EBITDA and net income are used to monitor budget versus actual results. The chief operating decision maker also uses Adjusted EBITDA and net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

For the years-ended December 31, 2024 and 2023, the segment's revenues, Adjusted EBITDA (non-GAAP measure) and net income/(loss) were $458,722 and $511,327; $54,711 and $69,645; and $(105,126) and $(174,287), respectively. Further details of the segment's revenues are included in footnote 2 under 'Revenue Recognition'. Further details of the segment's expenses are included in the Consolidated Statements of Operations and Comprehensive (Loss) and in footnote 22 under selling, general and administrative expenses. Further details of the segment's reconciliation between net income and Adjusted EBITDA are included in the Results of Operations, non-GAAP measures section of this Form 10-K.

There are no difference between segment revenues, Adjusted EBITDA (non-GAAP measure) and net income and the Company's consolidated revenues, Adjusted EBITDA and net income.
Revenues from transactions with no single external customer exceed 10% of the consolidated revenues.
Revenue earned outside of the United States of America is immaterial for the years ended December 31, 2024, 2023, and 2022. Long-lived assets located outside of the United States of America are immaterial as on December 31, 2024 and 2023.
Significant concentrations
The following table lists the states where the revenue represented 10% or more of the total revenue in the Company’s consolidated statement of operations:

	December 31, 2024	December 31, 2023	December 31, 2022
Colorado	18.0%	17.0%	18.4%
Ohio	13.6%	*	*
Virginia	17.1%	16.5%	10.4%
New Jersey	11.0%	10.0%	*
*State’s revenue is not greater than or equal to 10% of the total consolidated revenue during the specific period.
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
Cash and cash equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments that are readily convertible into known amounts of cash. As of December 31, 2024 and 2023, the Company did not have any cash equivalents.
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
Goodwill-Intangibles impairment test
In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value.

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
As further discussed in Note 19, the Company conducted an impairment analyses test at the Colorado and California reporting units level.
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

Advertising and promotion costs
Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2024, 2023, and 2022 the Company incurred $3,945, $5,894, and $14,173 respectively in advertising and promotion costs, which are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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

The Company’s revenues are disaggregated as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Dispensary	$389,287	$448,771	$438,879
Cultivation and wholesale	69,435	62,526	72,580
Other	—	30	119
	$458,722	$511,327	$511,578
The Company recognizes revenue in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. Revenue is recorded net of discounts and unearned revenue from the Company’s loyalty programs. During the years ended December 31, 2024, 2023, and 2022, the Company netted discounts of $134,225, $146,134, and $106,765, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors and other categories of customers and may include price reductions and coupons. Variable consideration is estimated in the transaction price at contract inception based on current sales levels and historical experience using the expected value method, subject to constraint. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.
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
During the years ended December 31, 2024, 2023 and 2022, the Company earned revenue of $0, $4,064 and $4,520 from the CNC program. These revenues are included in the retail revenues mentioned above. As of December 31, 2024, 2023 and 2022, in connection with the revenues generated from the CNC card, the Company has accounts receivable of $0, $1,421 and $1,437, net of an allowance of bad debts of $488, $970 and $638. These receivables are included within the line item on the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of $0, $504, and $454 in connection with the administration of the CNC program. These expenses are included within the selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. Interest on overdue amounts on the CNC card is immaterial.
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
Deferred Income
Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs. The Company’s deferred income balances were $919 and $3,159 as of December 31, 2024 and 2023, respectively, and were recorded within accrued expenses and other current liabilities in the consolidated balance sheets.
During the year ended December 31, 2024, the Company recognized $3,159 as net revenue from amounts recorded as deferred income in prior periods. During the years ended December 31, 2023, and 2022 the company recognized $647 and $12,890 respectively as net revenues from amounts recorded as deferred income in prior periods. The deferred income balance as of December 31, 2024 is expected to be recognized as revenue within the next twelve months.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at cost less an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of the receivable and reassesses at every reporting date based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience of uncollectible accounts, the credit quality of the customer, the aging of such receivables and current macroeconomic conditions as well as expectations of conditions in the future, if applicable. The Company's allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics. In recording a provision, the Company also considers expected credit losses based on a historical loss-rate method based on the ratio of its historical write-offs to its average trade accounts receivable. At each reporting period, the Company assesses whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, the Company may determine that it should move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables.
The Company's accounts receivable are short-term in nature and written off only when all collection attempts have failed. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery in accordance with the Company's accounting policy election. The total amount of write offs was immaterial to the financial statements as a whole for the year ended December 31, 2024.
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
Equity-based payment arrangements
The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense over the requisite service period, which generally represents the vesting period. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock. Changes in assumptions used to estimate fair value could result in materially different results.
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
Loss on conversion of Convertible Debt
Under the terms of the Company’s Convertible Debt, the Company is permitted to offer additional incentives to the convertible debt holders as an inducement to convert their convertible debt into common shares. The additional incentive offered to the convertible debt holders is accounted for by the Company by recognizing a loss on conversion equal to the fair value of additional shares that were issued as a result of the incentive program. The difference between the net book value of the debt that is converted, and the inducement loss is credited to equity. The reduction in the derivative liability relating to the embedded conversion feature within the Convertible Debt is also credited to equity.
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

Recently adopted accounting pronouncements
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The update among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for fiscal years beginning after December 15, 2021. The update was effective for fiscal years beginning after December 15, 2021. This ASU did not have a material impact on the Company’s consolidated financial statement.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This update is effective upon issuance and generally can be applied through December 31, 2024. This ASU did not have a material impact on the Company’s consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB amended ASC 842 to provide a practical expedient that allows private companies and certain not-for-profits to use the written terms and conditions of a common control arrangement to determine whether a lease exists and to classify and account for the lease. The amendments also require all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. This ASU did not have a material impact on the Company’s consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This ASU did not have a material impact on the Company’s consolidated financial statements.
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718). This ASU amends various SEC paragraphs within the codification to conform to past announcements and guidance issued by the SEC. This ASU does not provide any new guidance; as such, there is not a transition date or effective date associated with it. This ASU did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires public entities to provide disclosures of significant segment expenses and other segment items. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This guidance is applied retrospectively to all periods presented, unless it is impractical. This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company has adopted ASU 2023-07, Segment Reporting (Topic 280).
Accounting pronouncements not yet adopted
In August 2023, the FASB issued 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60); Recognition and Initial Measurement. This ASU contains guidance requiring certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. This guidance is effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. Joint Ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company is evaluating the impact of this update on its consolidated financial statements.
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
In January 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards, which clarifies the scope and application of profits interest awards under ASC 718 by providing illustrative guidance. The amendments apply to all entities that account for profits interest awards as compensation for services provided by employees or non-employees. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years, for public entities, and for fiscal years beginning after December 15, 2025, for all other entities, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. Since the Concept Statements are not considered authoritative and do not establish Generally Accepted Accounting Principles (GAAP), the ASU eliminates references to these statements from the codification. The amendments are effective for public entities for fiscal years beginning after December 15, 2024, and for all other entities for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company does not anticipate a material impact on its financial reporting as a result of adopting this ASU
ASU 2024-03, Disaggregation of Income Statement Expenses, was issued in November 2024 and requires public business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the income statement, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 , and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Management is evaluating the impact of this standard on its financial disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which provides clarification on the accounting treatment of convertible debt settlements that occur under terms differing from those of the original instrument. The amendments specify that if the settlement is considered an induced conversion, an entity must recognize an inducement expense at the offer acceptance date. Conversely, if the settlement is treated as a debt extinguishment, an entity must recognize a gain or loss at the extinguishment date. This ASU is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company is in the process of assessing the potential impact of this ASU on its debt accounting policies.
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The Board is issuing this Update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this Update applies to all public business entities but only potentially affects non-calendar year-end entities. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15,

2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company does not anticipate a material impact on its financial reporting as a result of adopting this ASU.
The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.
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
Financial statement areas that require significant assessments and judgements are as follows:
(1)Estimated useful lives, impairment considerations and amortization of property and equipment, intangible assets – amortization of property and equipment and intangible assets is dependent upon estimates of useful lives based on management’s judgment.
(2)Goodwill and intangible asset impairment testing require management to make estimates in the impairment testing model. On at least an annual basis, the Company assesses whether goodwill is impaired. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses.
(3)The reporting unit’s fair value is determined using discounted future cash flow models, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.
(4)Stock-based compensation – The fair value of stock-based compensation expenses is estimated using the Black-Scholes option pricing model and rely on a number of assumptions including the fair value of common shares on the grant date, risk-free rate, volatility rate, annual dividend yield, the expected term, and the estimated rate of forfeiture of options granted. Volatility is estimated by using the historical volatility of the Company.
(5)Deferred taxes- Valuation allowance estimates on deferred tax assets.

3.       REVERSE TAKEOVER TRANSACTION
On November 21, 2018, CGGC entered into a merger agreement with Columbia Care LLC (the “Merger Agreement”) providing for the merger (the “Merger”) of Columbia Care LLC with a newly-formed subsidiary of CGGC. On April 26, 2019, (the “Acquisition Date”) the Company completed the merger. Under the terms of the Merger Agreement, CGGC acquired all of the issued and outstanding ownership interests of Columbia Care LLC in exchange for the issuance of common shares and proportionate voting shares in the capital of CGGC.
4.       INVENTORY
Details of the Company’s inventory are shown in the table below:

	December 31, 2024	December 31, 2023
Accessories and supplies	$1,064	$1,158
Work-in-process - cannabis in cures and final vault	66,933	86,396
Finished goods - dried cannabis, concentrate and edible products	26,519	24,079
Total inventory	$94,516	$111,633

5.       CURRENT AND LONG-TERM DEBT
Current and long-term obligations, net, are shown in the table below:

	December 31, 2024	December 31, 2023
2026 Notes	$185,000	$185,000
Term debt	—	13,228
2027 Convertible Notes	25,450	—
2025 Convertible Notes	59,500	74,500
Mortgage Note	42,923	43,500
Acquisition related promissory notes	—	1,500
	312,873	317,728
Unamortized debt discount	(6,156)	(6,598)
Unamortized deferred financing costs	(4,744)	(7,747)
Total debt, net	301,973	303,383
Less current portion, net*	(52,461)	(5,905)
Long-term portion	$249,512	$297,478
*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2024.
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
2024 Notes
As further described in Note 5 under the sub-heading “Term debt” of the Financial Statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2023, on October 23, 2023, the Company retired $25 million of its 13% Notes due May 2024 (the “2024 Notes”) through a proportional redemption process.
The 2024 Notes were paid in full on May 14, 2024. The Company incurred financing costs of $3,373 in connection with the issuance of these 2024 Notes.
March 2027 Convertible Notes
On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25.75 million aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15.6 million. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5 million of the Company’s existing 6.0% 2025 Convertible Notes. Through December 31, 2024, 983.604 shares were issued to convert $300 principal.

The principal amount of the 2027 Convertible Notes and the conversion price are denominated in U.S. dollars. As the functional currency of the Company is Canadian dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated statements of operations and comprehensive loss. The debt premium and debt issuance costs is amortized over the term of the 2027 Notes. Notes are impacted by the 2025 Debt Transaction.
2025 Convertible Notes
On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74.5 million. The 2025 Convertible Notes are senior secured obligations of the Company and will accrue interest payable semiannually in arrears and mature on June 29, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes shall be convertible, at the option of the holder, from the date of issuance until the date that is 10 days prior to their maturity date into Common Shares of the Company at a conversion price equal to $6.49 payable on the business day prior to the date of conversion, adjusted downwards for any cash dividends paid to holders of Common Shares and other customary adjustments. The Company may redeem the 2025 Convertible Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or Cboe Canada for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120.0% of the conversion price of the 2025 Convertible Notes at a Redemption Price equal to 100.0% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued but unpaid interest, if any, up to but excluding the Redemption Date.
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

January 2024 Debt Exchange
On January 22, 2024, the Company entered into the Exchange Agreement, as amended on June 30, 2024 and September 30, 2024, (as amended, the “Exchange Agreement”), with certain holders (the “Holders”) of the Company’s 6.0% senior secured 2025 Convertible Notes, pursuant to which the Company agreed to the Repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).
Pursuant to the terms of the Exchange Agreement, the Holders agreed to:

*by January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;

*provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

*provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed, with approximately $10 million remaining available for exchange as $5 million were separately exchanged into the Company's 2025 Notes, as described above. The term of the Exchange Agreement expired as of January 31, 2025.
Mortgages
In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of December 31, 2024. In connection with this mortgage, the Company incurred financing costs of $655.
In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of December 31, 2024. In connection with this mortgage, the Company incurred financing costs of $209.
On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

*The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.

*The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
2027 Convertible Notes	$—	$—	$25,450	$—	$—	$—	$25,450
2025 Convertible Notes	59,500	—	—	—	—	—	59,500
2026 Notes	—	185,000	—	—	—	—	185,000
Mortgages Notes	720	16,484	18,050	7,669	—	—	42,923
	$60,220	$201,484	$43,500	$7,669	$—	$—	$312,873
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2024.
The following table presents information about the current and long-term debt obligations of the Company as of December 31, 2024:

	Balance, January 1	Borrowing	Acquisition related	Conversion/Exchanges	Repayments	Balance, December 31
Term debt	$13,228	$—	$—	$—	$(13,228)	$—
2025 Convertible Notes	74,500	—	—	(10,000)	(5,000)	59,500
Mortgages Notes	43,500	—	—	—	(577)	42,923
2026 Notes	185,000	—	—	—	—	185,000
2027 Convertible Notes	—	25,750	—	(300)	—	25,450
Acquisition related promissory notes	1,500	—	—	—	(1,500)	—
	$317,728	$25,750	$—	$(10,300)	$(20,305)	$312,873

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2023:

	Balance, January 1	Borrowing	Acquisition related	Conversion/Exchanges	Repayments	Balance, December 31
Term debt	$38,215	$—	$—	$—	$(24,987)	$13,228
2025 Convertible Notes	74,500	—	—	—	—	74,500
Mortgages Notes	35,965	8,050	—	—	(515)	43,500
2023 Convertible Notes	5,600	—	—	—	(5,600)	—
2026 Notes	185,000	—	—	—	—	185,000
Acquisition related real estate notes	7,000	—	—	—	(7,000)	—
Acquisition related promissory notes	3,000	—	—	—	(1,500)	1,500
Acquisition related note payable	3,214	—	—	—	(3,214)	—
	$352,494	$8,050	$—	$—	$(42,816)	$317,728
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of December 31, 2024 and December 31, 2023.
Total interest and amortization expense on the Company’s debt obligations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense on debt	$29,573	$41,900	$40,123
Amortization of debt discount	$5,592	$5,783	$5,327
Amortization of debt premium	$—	$—	$(164)
Amortization of debt issuance costs	$3,805	$3,569	$3,425
Other interest (expense) income, net	$(992)	$(565)	$(362)
Total interest expense, net	$37,978	$50,687	$48,349
The weighted average interest rate on the Company’s indebtedness was 8.85%.
2025 Debt Transaction
On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) representing approximately 61% of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the six percent (6.0%) Senior Secured Convertible Notes due June 29, 2025 for an aggregate amount of US$59.5 million (the “2025 Notes”); (ii) the nine and one half percent (9.5%) Senior Secured First-Lien Notes due February 3, 2026 for an aggregate amount of US$185 million (the “2026 Notes”); and (iii) the nine percent (9.0%) Senior Secured Convertible Notes due March 19, 2027 for an aggregate amount of US$25.55 million (the “2027 Notes”, and together with the 2025 Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.50% fee, payable in cash) (the “New Senior Notes”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “New Convertible Notes”, and together with the New Senior Notes, the “New Notes”).

6.       ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consist of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Trade accounts receivable	$27,657	$15,963
Other receivables	785	6,150
Total trade accounts and other receivables	28,442	22,113
Less: allowance for credit losses	(6,754)	(6,512)
Accounts receivable, net	$21,688	$15,601
Changes in the Company’s allowance for credit losses were as follows:

	December 31, 2024	December 31, 2023
Allowance for credit losses as of January 1,	$(6,512)	$(3,142)
Provision	(5,026)	(3,327)
Charge-offs and recoveries	4,784	—
Other adjustments	—	(43)
Allowance for credit losses as of December 31,	$(6,754)	$(6,512)
7.       PROPERTY AND EQUIPMENT
Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	December 31, 2024	December 31, 2023
Land and buildings	$115,277	$115,277
Furniture and fixtures	6,804	10,981
Equipment	34,367	43,123
Computers and software	2,363	4,033
Leasehold improvements	155,529	207,846
Construction in process	6,565	33,429
Total property and equipment, gross	320,905	414,689
Less: Accumulated depreciation	(92,509)	(116,191)
Total property and equipment, net	$228,396	$298,498

	December 31, 2024	December 31, 2023	December 31, 2022
Total depreciation expense	$29,003	$34,286	$32,059
Included in:
Costs of sales related to inventory production	$18,239	$20,225	$18,565
Selling, general and administrative expenses	$10,764	$14,061	$13,494

A reconciliation of the beginning and ending balances of property and equipment are summarized in the tables below:

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2023	$115,277	$10,981	$43,123	$4,033	$207,846	$33,429	$414,689
Additions	—	—	243	19	43	5,549	5,854
Impairments	—	(204)	(232)	(46)	(1,747)	(17)	(2,246)
Disposals	—	(90)	(5)	(101)	(974)	—	(1,170)
Transferred from assets held for sale	—	(3,883)	(9,019)	(1,542)	(80,034)	(1,744)	(96,222)
Other transfers	—	—	257	—	30,395	(30,652)	—
Balance, December 31, 2024	$115,277	$6,804	$34,367	$2,363	$155,529	$6,565	$320,905

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2023	$(5,979)	$(6,730)	$(26,101)	$(2,627)	$(74,754)	$—	$(116,191)
Depreciation	(2,563)	(1,588)	(6,341)	(642)	(17,869)	—	(29,003)
Impairments		189	207	42	1,687		2,125
Disposals	—	199	5	65	2,686	—	2,955
Transferred from assets held for sale	—	2,449	7,380	1,090	36,686	—	47,605
Balance, December 31, 2024	$(8,542)	$(5,481)	$(24,850)	$(2,072)	$(51,564)	$—	$(92,509)

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Cost
Balance, December 31, 2022	$128,389	$8,773	$38,467	$3,537	$193,454	$56,398	$429,018
Additions	—	214	42	174	2,366	2,044	4,840
Impairments	—	(17)	(745)	—	(463)	(18,870)	(20,095)
Disposals	(13,332)	(277)	(1,107)	(108)	(4,829)	(1,284)	(20,937)
Transferred to assets held for sale	220	2,015	5,708	134	13,519	267	21,863
Other transfers	—	273	758	296	3,799	(5,126)	—
Balance, December 31, 2023	$115,277	$10,981	$43,123	$4,033	$207,846	$33,429	$414,689

	Land and buildings	Furniture and fixtures	Equipment	Computers and software	Leasehold improvements	Construction in process	Total
Accumulated depreciation
Balance, December 31, 2022	$(3,657)	$(3,541)	$(15,329)	$(1,720)	$(46,778)	$—	$(71,025)
Depreciation	(2,621)	(2,096)	(7,353)	(858)	(21,358)	—	(34,286)
Disposals	338	78	556	17	1,017	—	2,006
Transferred to assets held for sale	(39)	(1,171)	(3,975)	(66)	(7,635)	—	(12,886)
Balance, December 31, 2023	$(5,979)	$(6,730)	$(26,101)	$(2,627)	$(74,754)	$—	$(116,191)
Asset Additions
During the year ended December 31, 2022, the Company exercised its option to acquire a 24-acre cultivation site in Vineland, New Jersey, referred to as Vineland 2, for approximately $9,750 and continued its capital expenditure into the facility.

8.      PREPAID EXPENSES AND OTHER CURRENT ASSETS
Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	December 31, 2024	December 31, 2023
Prepaid expenses	$8,719	8,486
Short term deposits	914	1,148
Other current assets	1,932	11,957
Excise and sales tax receivable	229	367
Prepaid taxes	—	753
Prepaid expenses and other current assets	$11,794	$22,711

9.       OTHER NON-CURRENT ASSETS
Details of the Company’s other non-current assets are summarized in the table below:

	December 31, 2024	December 31, 2023
Long term deposits	$8,604	$8,686
Long term tax receivable	1,712	—
Investment in affiliates	775	775
Restricted cash	4,323	3,573
Other non-current assets	$15,414	$13,034

10.       NOTES RECEIVABLES

	December 31, 2024	December 31, 2023
Long term portion	$11,958	$2,082
Short term portion	15,614	4,026
Note receivables	$27,572	$6,108
The summary of note receivables by the Company as at December 31, 2024 and December 31, 2023 are as follows:

Note payable by	Rate of Interest	As on December 31, 2023	Payment made during the year	Additions	As on December 31, 2024
SFL Investment Holding, LLC and Mint Florida Holdings LLC	10.0%	$—	$—	$2,000	$2,000
Flor Medicinal LLC	5.0%	500	—	—	500
CC R&M Operations, LLC	—%	3,460	(3,320)	—	140
CC VA Holdco LLC	7.0%	—	(4,462)	24,765	20,303
The Forest Springville, LLC	9.0%	—	—	2,547	2,547
Balboa Boulevard Building	4.5%	2,148	(66)	—	2,082
Total		$6,108	$(7,848)	$29,312	$27,572

SFL Investment Holdings LLC and Mint Florida Holdings LLC
On August 21, 2024, Columbia Care LLC entered into a Promissory Note with SFL Investment Holdings, LLC and Mint Florida Holdings, LLC (“Maker”). The Note has a principal of $2 million and an interest rate of 10% per annum, calculated on a 365-day year. The full principal, accrued interest, and any other payable amounts are due by August 21, 2025.
The Maker can prepay any portion of the principal at any time without penalty, with at least three business days' notice to the Company. If a default occurs, the interest rate increases to 18% per annum until the default is remedied. The maker must notify the Company within three days of any default.
This Note is tied to a Membership Interest Purchase Agreement, dated August 21, 2024, and its terms may be amended accordingly. The Company's ability to meet obligations under the Note depends on the Maker's financial condition.

Flor Medicinal LLC
On October 22, 2022, Flor Medicinal LLC entered into a Secured Promissory Note with Columbia Care Puerto Rico LLC under the terms of an Asset Purchase Agreement. The Principal Amount of the Note is $0.5 million, with simple interest accruing at 5% per annum, calculated based on actual days elapsed using a 360-day year. Interest is payable on the first day of each calendar quarter the Note remains outstanding.
The Note will mature on January 1, 2025, or earlier upon the occurrence of a Change of Control, an Event of Default, or as specified in the Purchase Agreement. A Change of Control includes mergers or transfers of more than 50% of the Borrower’s equity or control to a different entity. In such events, the entire principal and accrued interest become due immediately.

The Forest Springville, LLC
On March 7, 2024, The Forest Springville, LLC entered into a Secured Promissory Note with Columbia Care LLC, pursuant to the terms of the Membership Interest Purchase Agreement dated October 6, 2023. The Principal Amount of the Note is $2.625 million, with interest accruing at 9% per annum, calculated based on actual calendar days and a 360-day year. Interest is payable on the first day of each calendar quarter the Note remains outstanding.
The full principal and accrued interest are due by August 23, 2026, unless paid sooner in accordance with the terms of the Note. The Note may be accelerated upon the occurrence of a Change of Control or an Event of Default, as defined in the Purchase Agreement. A Change of Control is defined as any consolidation, merger, or reorganization of the Borrower where significant control changes in accordance with the conditions of the agreement.
The Borrower has the option to repay the Note in full or in part without penalty.

CC R&M Operations, LLC
On March 13, 2023, CC R&M Operations, LLC entered into a Promissory Note with the Columbia Care MO, LLC and Columbia Care Inc pursuant to the Asset and Sale agreement. The Principal Amount of the Note is $3.460 million. The Note has zero interest and is due upon final regulatory approval.
CC VA Holdco LLC
On October 1, 2024, CC VA Holdco LLC entered into a Promissory Note with the Company . The Principal Amount of the Note is $24.8 million, bearing interest at a rate of 7% per annum, calculated on a 360-day year. The Borrower is required to make monthly payments of $1.62 million for the first twelve months, followed by monthly payments of $0.696 million until the Note matures.
The Note is set to mature on the two-year anniversary of the Closing Date, with the final payment of $666,738 due on August 1, 2026. The full principal and any unpaid interest are due at maturity unless paid earlier in accordance with the terms of the Note. The payments are structured to reduce the principal balance progressively, with interest receivable calculated on the remaining balance at the specified rate.
Balboa Boulevard Building
On April 1, 2019, Balboa Boulevard Building entered into a Promissory Note with Focused Health LLC ("Focused Health")~~,~~ for a total Principal Amount of $2.42 million. The Note is secured by the land and building of the leased premises and bears interest at a rate of 4.5%. per annum, with payments based on a standard monthly payment schedule. The Borrower is required to make monthly payments of $13.5 thousand until the Note matures.
The Note is set to mature on April 1, 2044, or earlier in the event of default or a Change of Control. At maturity, the total principal, any accrued interest, and remaining payable amounts must be fully paid. The payments are structured to progressively reduce the outstanding balance, with interest calculated based on the remaining principal.

11.     SHAREHOLDERS’ EQUITY
In addition to the issuance of equity in connection with conversion of 2023 Convertible Notes and Mortgage mentioned in Note 5, exercise of warrants mentioned in Note 12, and share-based payment arrangements mentioned in Note 13, during the year ended December 31, 2021, the Company closed a public offering that consisted of 18,572,500 Common Shares at a price of $8.05 (Canadian Dollars) per common share and sold, on a bought deal private placement basis, 3,220,000 Common Shares at a price of $9.00 (Canadian Dollars) per share sold for net proceeds of $133,151 to the Company in January and February 2021.
Issuance of equity in connection with the exercise of warrants mentioned in Note 12, share-based payment arrangements mentioned in Note 13, and non-controlling interest buyout mentioned in Note 24, constitute the activity in shareholders equity during the year ended December 31, 2024 and December 31, 2023.
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
Rights
Holders of Shares are entitled to one vote on all matters submitted to a vote of the Company’s shareholders. Holders of Shares are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2024, and 2023, no cash dividends had been declared or paid.
Debt Redemption
On September 18, 2023, the Company raised gross proceeds of approximately $25 million through the issuance of additional equity. On October 23, 2023, the Company used these proceeds to retire $25 million of its 13% Notes due May 2024 through a proportional redemption process. In December 2024, the Company also retired the full amount of $5.6 million of its 5% Notes on the scheduled due date.
Share buy-back Authorization
On November 6, 2023, the Company's Board of Directors authorized a normal course issuer bid (the “NCIB”) to repurchase up to 15 million of its issued and outstanding Common Shares, but in no event to exceed $5 million in total over the course of the NCIB. The NCIB is subject to the approval of the Cboe Canada Exchange (the “Cboe”) and will be in effect for up to the next 12 months. As of December 31, 2024 the NCIB authorization has now lapsed."
12.     WARRANTS
Outstanding equity-classified warrants to purchase common shares consisted of the following:

	December 31, 2024		December 31, 2023
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21, 2026	11,122,105	$1.96	11,122,105	$1.96
October 1, 2025	648,783	8.12	648,783	8.12
April 26, 2024	—	—	5,394,945	10.35
	11,770,888	$2.30	17,165,833	$4.83

Warrant activity during the years ended December 31, 2024, and 2023 is summarized in the table below:

	Warrants	Weighted average (Canadian Dollars)	Warrants	Weighted average (U.S. Dollars)
Balance as of December 31, 2022	11,482,766	7.22	—	—
Issued	11,479,075	1.90
Exercised	(356,970)	—
Expired	(5,439,038)	4.01	—	—
Balance as of December 31, 2023	17,165,833	4.83	—	—
Expired	(5,394,945)	10.35	—	—
Balance as of December 31, 2024	11,770,888	$2.30	$—	$—
In January 2022, 180,000 warrants with an exercise price of $2.95 were exercised, resulting in the issue of 180,000 common shares. In 2023, 11,479,075 warrants were issued, in connection with the unit offering described in Note 5, Debt Transactions, of which 356,970 were prefunded and exercised in December 2023, resulting in the issue of 356,970 common shares.

13.     SHARE-BASED PAYMENT ARRANGEMENTS
Omnibus Long-Term Incentive Plan (equity settled)
On April 26, 2019, the Company adopted a long-term incentive plan , which was amended on June 1, 2021 and November 8, 2023 (“LTIP”) to allow for a variety of equity-based awards that provide different types of incentives to be granted to the Company’s executive officers, directors, employees and consultants (options, stock appreciation rights (“SARs”), performance share units (“PSUs”), restricted stock units (“RSUs”) and deferred share units (“DSUs”)). Options, SARs, PSUs, RSUs and DSUs are collectively referred to herein as “Awards”. Each Award represents the right to receive common shares and in the case of SARs, PSUs, RSUs and DSUs, common shares or cash, in each case in accordance with the terms of the LTIP.
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
A summary of RSU activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	16,384,468	$2.71
Granted	23,998,872	0.55
Vested	(10,966,667)	2.65
Forfeited	(2,694,954)	2.09
Unvested, December 31, 2023	26,721,719	0.86
Granted	15,646,684	0.26
Vested	(16,376,784)	0.81
Forfeited	(4,883,634)	0.69
Unvested, December 31, 2024	21,107,985	$0.49
The following table presents information about the Company’s RSUs for the period presented:

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Share-based compensation	$8,040	$17,076	$18,856
The following table presents information about the Company’s RSUs as of the date presented:

	December 31, 2024	December 31, 2023
Unrecognized compensation costs	$4,790	$9,137
Weighted average period over which compensation cost will be recognized (in years)	1.38	1.8
Maximum term relating to outstanding RSUs (in years)	2.25	2.3

Performance share units
During the years ended December 31, 2024, 2023 and 2022, the Company granted PSUs that will vest on the achievement of internal performance targets. The Company monitors the probability of achieving the performance targets on an annual basis and adjusts periodic compensation expense accordingly.
A summary of PSU activity is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	7,308,263	4.77
Vested	(2,307,905)	2.01
Forfeited	(2,781,120)	7.66
Unvested, December 31, 2023	2,219,238	4.02
Granted	2,734,375	0.28
Vested	(1,144,011)	1.21
Forfeited	(1,758,820)	4.40
Unvested, December 31, 2024	2,050,782	0.27
The following table presents information about the Company’s PSUs activity:

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Share-based compensation	$(9,049)	$(11,611)	$8,812
The following table presents information about the Company’s PSUs as of the date presented:

	December 31, 2024	December 31, 2023
Unrecognized compensation costs	$402	$458
Weighted average period over which compensation cost will be recognized (in years)	2.25	0.3
Maximum term relating to outstanding PSUs (in years)	2.25	0.5

14.     INCOME TAXES
The components of tax expense (benefit) were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Current tax expense
Federal	$47,009	$27,904	$48,273
State	3,167	3,481	9,797
Total current tax expense	50,176	31,385	58,070
Deferred tax expense (benefit)
Foreign	(6,384)	(5,611)	(4,326)
Federal	(6,494)	(18,404)	(40,781)
State	(312)	(9,017)	(28,502)
Total deferred tax expense (benefit)	$(13,190)	$(33,032)	$(73,609)
Change in Valuation Allowance - US	(62)	1,425	—
Change in Valuation Allowance - Foreign	6,383	5,611	4,326
Provision (benefit) for income taxes	$43,307	$5,389	$(11,213)
The Company accounts for income taxes in accordance with ASC 740 – Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values and the tax bases for the respective items.
The Cannabist Company Holdings Inc. is organized in Canada but operates inside the United States. Due to the Company’s structure, the Company is subject to income tax both in the United States and Canada. The Company maintains full valuation allowances on its net operating losses at each of the foreign jurisdictions it operates in, resulting in a 0% effective tax rate for the foreign jurisdictions. The Company’s domestic effective tax rate for the years ended December 31, 2024, 2023, and 2022 were (70.1)%, (3.2)%, and 2.6% respectively.
The reconciliation of the Company’s income tax expense (benefit) on income (loss) before taxes at the U.S. federal statutory rate compared to the Company’s effective tax rate was as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Loss before provision for income taxes	$(61,819)		$(168,898)		$(432,694)

Tax using the company's domestic tax rate	(33,097)	53.5%	(35,471)	21.0%	(90,866)	21.0%
Tax effect of:
State taxes, net of federal benefits	3,626	(5.9%)	(4,957)	2.9%	(20,744)	4.8%
280E limitations	32,624	(52.8)%	36,737	(21.8)%	42,443	(9.8)%
Non-deductible partnership income	2,476	(4.0)%	2,602	(1.5)%	2,799	(0.6)%
Other Permanent Tax Differences	28,928	(46.8)%	1,558	(0.9%)	(3,956)	0.9%
Share-based compensation	1,668	(2.7)%	955	(0.6)%	8,710	(2.0)%
Change in tax status	—	—	—	—	—	—%
Other items	6,846	(11.1)%	2,538		741	(0.2)%
Provision to Return Adjustment	236	(0.4)%	(2,126)		13,825	(3.2)%
Goodwill impairment	—	—%	3,553	(2.1)%	35,835	(8.3)%
	$43,307	(70.1)%	$5,389	(3.2%)	$(11,213)	2.6%
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
The tax effects of the temporary differences giving rise to deferred tax assets and deferred tax liabilities as of December 31, 2024, 2023, and 2022 are summarized in the table below:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Deferred Tax Assets
Net Operating Loss Carryforwards	$24,421	$20,888	$14,066
Derivative liability	336	65	125
Inventory	1,796	1,639	1,275
Stock Based Compensation	1,112	3,420	3,288
Capitalized Expenses	18,869	20,737	20,769
Reserves	9,964	2,622	2,741
Right of Use Assets	30,131	42,965	37,652
Sale Leaseback	1,499	1,554	1,552
Other Assets	3,761	1,965	1,626
Gross Deferred Tax Assets	91,889	95,855	83,094
Valuation Allowance	(22,561)	(16,238)	(9,202)
Total Deferred Tax Assets, net	$69,328	$79,617	$73,892
Deferred Tax Liabilities
Property, Plant and Equipment	$2,938	$748	$(2,427)
Intangibles	(11,032)	(13,459)	(32,661)
Accruals	(90)	(90)	(91)
Debt discount	(1,240)	(3,556)	(5,712)
Right of Use Liabilities	(27,699)	(40,290)	(35,904)
Gross Deferred Tax Liabilities	$(37,123)	$(56,647)	$(76,795)
Net Deferred Tax Liabilities	$—	$—	$2,903
Net Deferred Tax Assets	$32,205	$22,970	$—
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s management assesses both positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and records a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The valuation allowance as of December 31, 2024, 2023, and 2022 are $22,561, $16,238, and $9,202 respectively. The total change in the 2024 and 2023 valuation allowance, which was an increase of $6,321 and $7,036 respectively, is related to foreign activity and other activities.
During the year ended December 31, 2024 the company recorded a deferred tax asset pertaining to a deemed asset acquisition. The future tax benefit related to this acquisition is expected to be subject to Section 280E.
As of December 31, 2024, the Company has $0 of gross federal net operating loss carryforwards which will not expire. The Company has $43,490 of gross state net operating loss carryforwards which begin to expire in 2036. The company has $76,710 of gross foreign net operating loss carryforwards which begin to expire in 2028.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$4,111
Reductions for Expiration of Statute of Limitations	(1,337)
Balance as of December 31, 2022	2,774
Reductions for Expiration of Statute of Limitations	(761)
Balance as of December 31, 2023	2,013
Increases (Decreases) for prior years	8,018
Reductions for Expiration of Statute of Limitations	(2,013)
Balance as of December 31, 2024	$8,018
As of December 31, 2024 and 2023, the Company had $8,018 and $2,013 respectively of gross unrecognized tax benefits, $0 and $0 respectively of which would impact the effective income tax rate if recognized. As of December 31, 2024, 2023, and 2022 the Company recognized interest and penalties related to uncertain tax positions of $2,489, $903, and $554 respectively. The unrecognized tax benefits recorded by the company relate to historical tax positions taken by businesses previously acquired by the Company. The Company is subject to indemnification of any assessments related to these specific positions and has established a receivable for the same amount of the reserve. The US federal statute of limitations remains open for the tax year 2019 through the present. The state return statute of limitations generally remains open for the tax year 2019 through the present.
15.     EARNINGS PER SHARE
Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(105,126)	$(174,287)	$(421,481)
Less: Net loss attributable to non-controlling interests	760	1,425	(5,476)
Net loss attributable to shareholders	$(105,886)	$(175,712)	$(416,005)

Denominator:
Weighted average shares outstanding - basic and diluted	462,496,369	402,776,616	392,571,102
Loss per share - basic and diluted	$(0.23)	$(0.44)	$(1.06)
Certain share based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Convertible Debt	94,921,481	11,479,199	13,362,177
16.     LEASING ACTIVITIES
The Company leases its facilities under operating leases that provide for the payment of real estate taxes and other operating costs in addition to normal rent. The Company’s real estate leases typically have terms of 1 to 15 years. Certain leases include extension options exercisable from one to five years before the end of the cancellable lease term. The Company typically leases equipment and vehicles with standard lease terms of 3 to 5 years. Expenses recognized relating to short-term leases and leases of low value during the years ended December 31, 2024 and 2023 were immaterial.

The following summarizes the weighted average remaining lease term and discount rate as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating leases	12.5 years	14.1 years
Finance leases	9.1 years	9.1 years

Weighted Average Discount Rate
Operating leases	7.46%	7.01%
Finance leases	7.11%	7.49%
The maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating	Finance
Year Ending December 31:
2025	$17,102	$7,711
2026	19,225	6,501
2027	18,356	6,666
2028	16,918	5,823
2029	14,864	5,414
Thereafter	125,470	26,992
Total lease payments	211,935	59,107
Less: interest	(78,334)	(16,260)
Present value of lease liabilities	$133,601	$42,847
The following summarizes the line items in the income statements which include the components of lease expense for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease expense	$27,729	$28,860
Included in
Cost of sales	15,727	16,794
Selling, general and administrative expenses	12,002	12,066
Finance lease costs:	12,042	14,015
Amortization of lease assets included in cost of sales	5,842	7,146
Amortization of lease assets included in selling, general and administrative costs	2,730	2,691
Interest on lease liabilities included in interest (expense) income, net	3,470	4,178
Total lease costs	$39,771	$42,875

The following summarizes cash flow information related to leases for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,595	$26,547
Operating cash flows from finance leases	3,464	4,177
Financing cash flows from finance leases	6,904	6,788
Lease assets obtained in exchange for lease obligations:
Operating leases	9,256	5,114
Finance leases	7	991
Lease assets obtained in business acquisitions
Operating leases	$—	$—
17.    COMMITMENTS AND CONTINGENCIES
Defined contribution plan
In 2021, the Company instituted a qualified 401(k) plan (the “401(k) Plan”) for its U.S. employees. The 401(k) Plan covers U.S. employees who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make contributions through payroll deductions within statutory and plan limits, and the Company may elect to make non-elective discretionary contributions. The Company may also make optional contributions to the 401(k) Plan for any plan year at its discretion.
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $697 and $1,328 for the years ended December 31, 2024, and December 31, 2023, respectively.
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

18.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Investment securities	$11,880	$—	$—	$11,880
Total assets	$11,880	$—	$—	$11,880
Derivative liability	$—	$—	$(621)	$(621)
Total liabilities	$—	$—	$(621)	$(621)

December 31, 2023
Derivative liability	$—	$—	$(119)	$(119)
	$—	$—	$(119)	$(119)
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
The carrying amounts of accounts receivable, other current assets, accounts payable and other current liabilities, current portion of long-term debt and lease liability as of December 31, 2024 and 2023 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s long-term debt and lease liabilities approximate fair value due to the market rate of interest used on initial recognition.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of December 31, 2024 and 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, accounts receivable included within prepaid expenses and other assets, and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.
19.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2023	$—	$129,755	$24,881	$15,263	$169,899
Impairment	—	(1,029)	(1,071)	—	(2,100)
Sale	—	(2,517)	—	—	(2,517)
Available for sale	—	(16,236)	—	—	(16,236)
As of December 31, 2024	$—	$109,973	$23,810	$15,263	$149,046

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2023	$—	$(59,158)	$(20,565)	$(13,409)	$(93,132)
Sale	—	965	—	—	965
Available for sale	—	5,773	—	—	5,773
Amortization	—	(9,366)	(1,621)	(416)	(11,403)
As of December 31, 2024	$—	$(61,786)	$(22,186)	$(13,825)	$(97,797)

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Cost
As of December 31, 2022	$19,274	$156,911	$45,936	$16,944	$239,065
Impairment	(19,274)	(23,512)	(21,055)	(1,681)	(65,522)
Disposals	—	(3,644)	—	—	(3,644)
As of December 31, 2023	$—	$129,755	$24,881	$15,263	$169,899

	Goodwill	Licenses	Trademarks	Customer Relationships	Total
Accumulated Amortization
As of December 31, 2022	$—	$(46,306)	$(15,601)	$(12,619)	$(74,526)
Amortization	—	(12,852)	(4,964)	(790)	(18,606)
As of December 31, 2023	$—	$(59,158)	$(20,565)	$(13,409)	$(93,132)
The carrying value of goodwill in each reporting unit is indicative of the expected growth and development of the business. In the fourth quarter of fiscal 2024, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. The decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Company’s California and Colorado businesses, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.
The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis performed during the fourth quarter of 2024:

	Goodwill impairment testing
	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5 Years	5 Years
Discount rate	14%	14%
Terminal value multiple / rate	2%	2%
The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management performed the impairment test on the Colorado and California asset groups for the definite lived assets impairment. The Company determined that the Colorado reporting units were not impaired. The significant assumptions applied in the determination of the recoverable amount are described below:
i.Cash flows: Estimated cash flows were projected based on actual operating results from internal sources as well as industry and market trends. Estimated cash flows are primarily driven by sales volumes, selling prices and operating costs. The forecasts are extended to a total of five years (and a terminal year thereafter);
ii.Terminal value growth rate: The terminal growth rate was based on historical and projected consumer price inflation, historical and projected economic indicators, and projected industry growth;
iii.Corporate overhead allocation and the eventual reappeal of Schedule 208E.

iv.Post-tax discount rate: The post-tax discount rate is reflective of the reporting unit’s Weighted Average Cost of Capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta adjustment to the equity risk premium based on a direct comparison approach, an unsystematic risk premium, and after-tax cost of debt based on corporate bond yields; and
v.Tax rate: The tax rates used in determining the future cash flows were those substantively enacted at the respective valuation date.
There was indication of impairment in the Company’s California Reporting Unit and $2,100 recorded as impairment of its intangible assets.
The Company separately performed sensitivity analyses to evaluate the changes in the fair value of goodwill and intangibles that would result from changes in certain assumptions, including cash flows and discount rate.
•The Company performed the aforementioned sensitivity analyses as follows:
◦If revenues for all years were to decrease 10%
◦If EBITDA is reduced by 5% each year
◦If the discount rate changes +2 and +5%
•In addition, the Company ran a sensitivity on the terminal value multiple as well:
◦If the terminal value multiple is reduced -2 and -5%
These changes would result in material adjustments to the goodwill and intangible amounts for Colorado in these scenarios.
Impairment – 2023
In the fourth quarter of fiscal 2023, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of its business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain markets. This resulted in a downward adjustment of the future financial forecasts for the Company’s Colorado and California businesses, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.
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
The following table outlines the key assumptions used in calculating the recoverable amount for each Reporting Unit used in the impairment analysis during the fourth quarter:

	Goodwill impairment testing
	Colorado	California
Significant estimates used by management
Years of cash flows before terminal value	5	5
Discount rate	17.00%	17.0%
Terminal value multiple / rate	3.0%	3.0%
The impairment assessment process for 2023 covered the Colorado and California Reporting Units, with no difference in estimates used in 2022.
The below table summarizes the estimated aggregate amortization expense expected to be recognized on the intangible assets:
Selling, general and administrative expenses included the following:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Goodwill impairment	$—	$19,274	$170,642
Amortization expenses	11,403	18,606	44,530

Future estimated amortization expense:	Amount
2025	$9,534
2026	8,449
2027	8,178
2028	7,973
2029	7,768
2029 and thereafter	9,347
Total	$51,249
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
During 2023, in conjunction with the proposed transaction with Cresco Labs, the Company committed to a plan to sell parts of its operations in Florida, Illinois, Massachusetts, Ohio and New York. The divestiture of the Assets was required for Cresco to close its previously announced acquisition of the Company. On November 4, 2022 the Company and Cresco jointly announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets to an entity owned and controlled by Sean “Diddy” Combs (the "Combs Transaction"). Accordingly, certain of the Company's long-lived assets and liabilities held in these three markets were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2022. As a result of the termination of the proposed transaction with Cresco Labs, and termination of the proposed Combs Transaction, it was determined that the assets and liabilities in these three markets should no longer be classified as assets and liabilities held for sale.
On August 22, 2024, the Company entered into definitive agreement, subject to closing conditions, to dispose, of its Florida Lakeland Facility which are comprised of one cultivation / manufacturing facility. The Florida Lakeland Facility is being divested for gross proceeds of $11.4 million in cash.
On October 1, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a vertically-integrated Florida paper license for gross proceeds of $7.5 million cash.
The planned disposals as of December 31, 2024 did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	December 31, 2024	December 31, 2023
Cash	$239	$—
Accounts receivable	34	—
Inventory	364	—
Prepaid expenses and other current assets	381	1,223
Property, plant and equipment	9,516	414
Right-of-use assets	2,364	115
Right of use assets - finance leases, net	102	—
Intangible assets, net	4,778	—
Assets held for sale	$17,778	$1,752
Accounts payable and other liabilities	(104)	(1,161)
Lease liabilities	(2,552)	(114)
Liabilities held for sale	$(2,656)	$(1,275)
The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

The changes in assets and liabilities held for sale are as follows as of December 31, 2024 and 2023:

Assets held for Sale	Held for Sale Entities
Balance at December 31, 2022	$29,089
Transferred in/(out)	(27,337)
Balance at December 31, 2023	1,752
Transferred in/(out)	16,026
Balance at December 31, 2024	$17,778

Liabilities associated with assets held for sale	Held for Sale Entities
Balance at December 31, 2022	$20,179
Transferred in/(out)	(18,904)
Balance at December 31, 2023	1,275
Transferred in/(out)	1,381
Balance at December 31, 2024	$2,656
21.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	December 31, 2024	December 31, 2023
Taxes - property and other	$4,912	$12,067
Other accrued expenses	13,477	26,323
Payroll liabilities	10,709	13,260
Other current liabilities	3,741	7,009
Accrued expenses and other current liabilities	$32,839	$58,659
22.     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Details of the Company’s selling, general and administrative expenses are summarized in the table below:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Salaries and benefits	$79,723	$89,794	$125,702
Professional fees	10,862	13,290	19,208
Depreciation and amortization	24,897	35,358	59,470
Operating facilities costs	42,329	41,759	42,631
Operating office and general expenses	23,898	10,612	9,879
Advertising and promotion	3,945	5,894	14,173
Other fees and expenses	2,694	2,884	6,267
Total selling, general and administrative expenses	$188,348	$199,591	$277,330

23.     OTHER EXPENSE (INCOME), NET
Details of the Company’s other expense (income), net is summarized in the table below:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Change in fair value of the derivative liability	$502	$(116)	$(6,560)
Change in fair value of the investment in Verano	25,406	—	—
(Gain) on remeasurement of contingent consideration	(1,108)	—	(37,362)
(Gain) loss on disposal group	(52,355)	6,122	—
Loss on held-for-sale disposal group	22,191	—	—
Earnout adjustment	—	—	349
Loss on Restructuring	5,674	5,396	3,089
Other (income) expense, net	(1,997)	(188)	6,605
Rental income	(214)	(2,421)	(3,564)
Total other expense (income), net	$(1,901)	$8,793	$(37,443)

24.     NON-CONTROLLING INTERESTS
The non-controlling interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total

Summarized balance sheet	December 31, 2024
Current assets	$449	$—	$4,119	$590	$660	$—	$—	$22,404	$315	$14,451	$—	$9	$70,727	$113,724
Current liabilities	—	—	(1,946)	(61)	(1,092)	—	—	(7,219)	(2,590)	(1,154)	—	(6)	$(13,820)	(27,888)
Current net assets (liabilities)	449	—	2,173	529	(432)	—	—	15,185	(2,275)	13,297	—	3	56,907	85,836

Non-current assets	$—	$—	$7,622	$—	$521	$—	$5,125	$51,935	$1,025	$22,031	$—	$—	$—	88,259
Non-current liabilities	—	—	(8,627)	(10,973)	(3,957)	—	—	(48,078)	(1,225)	(37,156)	—	—	$(46,070)	(156,086)
Non-current net assets (liabilities)	—	—	(1,005)	(10,973)	(3,436)	—	5,125	3,857	(200)	(15,125)	—	—	(46,070)	(67,827)
Accumulated NCI	$—	$—	$—	$—	$(157)	$—	$—	$1,411	$(2,364)	$—	$—	$3	$(258)	$(1,365)

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total

Summarized balance sheet	December 31, 2023
Current assets	$1,206	$2,731	$3,208	$590	$316	$10,214	$7	$18,714	$268	$12,977	$—	$9	$30,503	$80,743
Current liabilities	(2,408)	(50)	(1,076)	(63)	(982)	(9,259)	—	(7,581)	(1,532)	(1,014)	—	(5)	(21,089)	(45,059)
Current net assets (liabilities)	(1,202)	2,681	2,132	527	(666)	955	7	11,133	(1,264)	11,963	—	4	9,414	35,684

Non-current assets	515	996	8,295	—	653	31,663	5,118	52,263	1,569	24,083	—	—	2,024	127,179
Non-current liabilities	(19,041)	(1,707)	(9,555)	(10,973)	(3,650)	(18,383)	(1)	(53,131)	(1,333)	(41,955)	—	4	(3,851)	(163,576)
Non-current net assets (liabilities)	(18,526)	(711)	(1,260)	(10,973)	(2,997)	13,280	5,117	(868)	236	(17,872)	—	4	(1,827)	(36,397)
Accumulated NCI	$—	$256	$—	$—	$(149)	$(228)	$—	$797	$(1,642)	$—	$—	$3	$(557)	$(1,520)

The net change in the non-controlling interests is summarized in the table below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Green Leaf Medical Inc.	Other	Total
Balance, December 31, 2021	$(19,114)	$283	$—	$—	$(80)	$—	$(105)	$—	$(277)	$(50)	$—	$1	$(1,360)	$129	$5	$(20,568)
Net income (loss) attributable to NCI	(550)	8	0	—	(37)	0	270	—	302	(826)	—	—	(3,574)	(1,048)	(21)	(5,476)
Other adjustments	19,664	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	19,663
Balance, December 31, 2022	$—	$291	$—	$—	$(117)	$—	$165	$—	$25	$(876)	$—	$—	$(4,934)	$(919)	$(16)	$(6,381)
Net income (loss) attributable to NCI	—	10	—	—	(26)	—	873	—	772	(766)	—	—	—	562	—	1,425
Other adjustments	—	(45)	—	—	(6)	—	(1,266)	—	—	—	—	—	4,934	(200)	19	$3,436
Balance, December 31, 2023	$—	$256	$—	$—	$(149)	$—	$(228)	$—	$797	$(1,642)	$—	$—	$—	$(557)	$3	$(1,520)
Net income (loss) attributable to NCI	-	10	-	-	(8)	-	567	-	614	(723)	-	-	—	300	—	760
Other adjustments	-	(266)	-	-	—	-	(339)	-	-	—	-	-	—	—	—	(605)
Balance, December 31, 2024	$—	$—	$—	$—	$(157)	$—	$—	$—	$1,411	$(2,365)	$—	$—	$—	$(257)	$3	$(1,365)
*Represents non-controlling interests acquired as a result of the Green Leaf Transaction.
During the year ended December 31, 2022, VentureForth Holdings, LLC, a consolidated subsidiary which previously had a management services agreement with the company, was acquired by merger. The Company issued 18,755,082 common shares and issued approximately $26,000,000 to buy out the non-controlling interest in VentureForth LLC and resolve any litigation relating to VentureForth LLC.
25.     DIVESTITURES
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

The Florida Business is being divested for gross proceeds of $16.4 million, consisting of approximately $14.4 million in cash, and $2 million of promissory note payable to the Company over a one year period.
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
Missouri Business Divestiture
On March 13, 2023, a definitive agreement was signed to sell the Missouri Business, which is considered non-core, and the Company no longer operated the Missouri Business as of that date. The assets of the Missouri Business are comprised of one dispensary and one processing facility and are being divested for gross proceeds of approximately $7 million.
As of December 31, 2024, no assets or liabilities of the disposed-of business remained on our consolidated balance sheets.

The table below summarizes the operating results of the divested businesses for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year ended
	2024	2023	2022
Arizona
Revenue	$13,540	$22,133	$23,893
Expense	14,064	24,602	30,604
District of Columbia
Revenue	1,131	1,447	1,371
Expense	1,999	1,918	2,398
Eastern Virginia
Revenue	29,809	39,604	20,861
Expense	17,426	25,643	16,538
Florida
Revenue	16,522	26,946	31,249
Expense	33,876	45,801	55,143
Utah
Revenue	943	5,231	5,200
Expense	822	4,810	5,457
Missouri
Revenue	—	221	587
Expense	—	2,694	3,757
Venture Forth
Revenue	1,758	4,298	4,729
Expense	4,145	5,687	6,441
Total
Revenue	63,703	99,880	87,890
Expense	$72,332	$111,155	$120,338

26.    SUBSEQUENT EVENTS
The Company has evaluated all events and transactions that occurred after December 31, 2024 through the filing of these audited annual financial statements. Certain subsequent events noted in these audited annual financial statements include the following:

•On January 15, 2025, the Company completed the sale of a non-operating facility in DE for gross proceeds of $3.4 million, and fully settled the outstanding mortgage on the property of $1.8 million

•On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) representing approximately 61% of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the six percent (6.0%) Senior Secured Convertible Notes due June 29, 2025 for an aggregate amount of US$59.5 million (the “2025 Notes”); (ii) the nine and one half percent (9.5%) Senior Secured First-Lien Notes due February 3, 2026 for an aggregate amount of US$185 million (the “2026 Notes”); and (iii) the nine percent (9.0%) Senior Secured Convertible Notes due March 19, 2027 for an aggregate amount of US$25.55 million (the “2027 Notes”, and together with the 2025 Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.50% fee, payable in cash) (the “New Senior Notes”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “New Convertible Notes”, and together with the New Senior Notes, the “New Notes”).