Form 10-K/A
period 2024-12-31
Cannabist Co Holdings Inc.
filed 2025-04-30
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-56294

THE CANNABIST COMPANY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	98-1488978
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
321 Billerica Rd., Suite 204
Chelmsford
,
Massachusetts
1824
(Address of principal executive offices and zip code)
(978)
910-1486
(Registrant’s telephone number, including area code)
680 Fifth Ave., 24th Floor
New York
,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
(1)
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
As of April 28, 2025, there were 472,417,036 common shares, no par value (the “
Common Shares
”), of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(the “Amendment”) amends the Annual Report on Form
10-K
(the “Form
10-K”)
of The Cannabist Company Holdings Inc. (the “Company”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025. The Company is filing this Amendment to amend Part III of the Form
10-K,
to correct a typographical error in the Report of Independent Registered Public Accounting Firm of Davidson & Company LLP (the “Davidson Audit Report”) and to amend Part II, Item 5 solely to include the performance graph .
The original Davidson Audit Report inadvertently referenced New York, USA instead of Vancouver, Canada. Pursuant to Rule
12b-15 promulgated
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the Form
10-K
in this Amendment. However, there have been no changes to the text of such item other than the location referenced in the Davidson Audit Report. The consent of Davidson & Company LLP is filed as an exhibit to this Amendment.
Part III of the Form
10-K
is amended to include the information required by and not included in Items 10, 11, 12, 13, 14 of Part III of the Form
10-K
because the Company does not intend to file its definitive proxy statement within 120 days after the end of the fiscal year covered by the Form
10-K.
Pursuant to Rule
12b-15
under the Exchange Act, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.
Except as described above, no other changes have been made to the Form
10-K.
The Form
10-K
continues to speak as of the date of the Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form
10-K
other than as expressly indicated in this Amendment.

THE CANNABIST COMPANY HOLDINGS INC.

i

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Company’s common shares are listed on the Cboe Canada (the “Cboe”) under the symbol “CBST” and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “CBSTF” and on the Frankfurt Stock Exchange under the symbol “3LP”.

Performance Graph Comparison Of Five-Year Cumulative Total Return

This graph compares the cumulative total shareholder return on our common shares for over the last five years with the cumulative return of the S&P 500 (SPX) and the Horizons Marijuana Life Sciences Index ETF over the same period .

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of April 28, 2025 and their respective positions.

Name	Age	Position
Michael Abbott	61	Chairman and Director
Frank Savage	86	Director
James A.C. Kennedy	71	Director
Jonathan P. May	58	Lead Independent Director
Jeff Clarke	63	Director
Alison Worthington	60	Director
Julie Hill	78	Director
Dr. Rosemary Mazanet	69	Director
David Hart	48	Chief Executive Officer and Director
Derek Watson	54	Chief Financial Officer
Jesse Channon	40	President
Bryan Olson	51	Chief Human Resources Officer
David Sirolly	50	Chief Legal Officer and General Counsel

Director and Executive Officer Biographies

Michael Abbott, Chairman and Director

Michael Abbott co-founded Cannabist Company in 2012 and served as Executive Director and Chairman until 2023 when he became non-Executive Director and Chairman. Mr. Abbott joined Swiss Bank Corporation in 1990 as an Associate in Equity Capital Markets and was transferred to the Bank’s Chicago branch in 1993 to work with SBC O’Connor. In 1996, Mr. Abbott joined Goldman Sachs as a Vice President in the Convertible Trading and Sales Department and later led its Structured Product Trading and Origination Group. Mr. Abbott co-founded the foreign exchange trading hedge fund, Elysium Capital, in 2002. In 2006, he became Chief Executive Officer and head of the investment committee of Robeco Sage, a multibillion-dollar fund of hedge funds. He was also appointed Chief Investment Officer of the Cornell University endowment in 2010. In 2012, he became a Managing Director at the Raptor Group, a single family office based out of Boston and New York City. Mr. Abbott started his professional career in 1983 as a London police officer. Mr. Abbott has served as a director of Target Global Acquisition I Corp. (Nasdaq: TGAAU), a special purpose acquisition company, since 2021. He is also currently a director of GBM Securities, a UK-based broker dealer. Mr. Abbott matriculated at King’s College London’s School of Law, graduating in 1990 with a Bachelor of Laws degree. He previously served on the Advisory Counsel of King’s College London Business School and now serves as Chair of the Advisory Counsel of King’s College London Law School. He was conferred a Fellowship of King’s College, London in December 2020.

Frank Savage, Director

Frank Savage served as the Managing Partner of Savage Holdings, LLC, a global financial services company and has previously held senior positions at Citibank, Equitable Life Assurance Corp. (now AXA Inc.) and Alliance Capital Management International as its Chairman. He served on the board of directors of Bloomberg L.P., and served on the boards of a number of corporations and non-profit organizations, including Lockheed Martin, Inc. and Qualcomm Inc. Mr. Savage earned a Bachelor of Arts degree from Howard University, a Master of Arts degree from the Johns Hopkins Nitze School of Advanced International Studies, and was the recipient of an Honorary Doctorate of Humane Letters from Hofstra University and an honorary Doctor of Humanities degree from Howard University. He serves as Chair Emeritus of Howard University and Trustee Emeritus of The Johns Hopkins University.

James A.C. Kennedy, Director

In December 2015, James A.C. Kennedy resigned from his role as President and Chief Executive Officer of T. Rowe Price Group, a global investment management organization, serving institutions and individuals around the world and retired from T. Rowe Price in March 2016. Mr. Kennedy spent 38 years with T. Rowe Price, including nine years as CEO, during which time the firm’s assets more than doubled to $763 billion. Previously Mr. Kennedy served as an investment analyst, as Director of Research, and as Head of Equities at the firm. Mr. Kennedy also served on the Board of T. Rowe Price for 20 years. Prior to earning his MBA at Stanford University, Mr. Kennedy participated in the Financial Management training program at General Electric. Mr. Kennedy previously served on the board of United Airlines Holdings, Inc., from 2016 to 2024.

Jonathan P. May, Lead Independent Director

Jonathan May has served as Co-Founder and Managing Director of Floresta Ventures, LLC since March 2016. Floresta invests, owns and operates restaurant and retail concepts. He is also a co-founder and managing director of Floresta Partners, LLC, a consulting firm focusing on growing multi-unit restaurant and retail concepts. Prior to forming Floresta, Mr. May was Executive Director of Natural Capital Partners Holdings LLC. NCPH works with corporations to measure their environmental impact and deliver solutions for positive impact on carbon, renewable energy, water, biodiversity and communities. Previously Mr. May was a founder and Managing Director of Catalytic Capital LLC, a private equity firm focused on growing retail and consumer branded companies. Before co-founding Catalytic Capital, Mr. May was Senior Vice President of Corporate Development for Triarc Companies, Inc. where he was responsible for merger identification and execution, corporate finance, and strategic planning. Mr. May also served as Chief Executive Officer of Arby’s, Inc., where he managed the growth of 3,400 restaurants comprising $2.5 billion of global system-wide sales. Mr. May held a variety of strategic and operating roles at Arby’s before becoming CEO. Mr. May was the Lead Independent Director of INDUS Realty Trust, Inc., a publicly traded real estate company until it was sold in 2023. He is also a Director of Bridgewater Chocolate, LLC, a private chocolate manufacturer and retailer. Mr. May formerly was a board member of Sneaker Villa and Marketwatch.com.

Jeff Clarke, Director

Jeff Clarke is the Chief Executive Officer of Insurity, Inc, a private company in the software and services industry. Mr. Clarke also serves as Executive Chairman of Doxim, Inc. a private company in the printing industry where he previously served as interim Chief Executive Officer. Prior to this, Mr. Clarke served as Executive Chairman and interim Chief Executive Officer of FTD, LLC, a private company in the online florist industry. Prior to this, Mr. Clarke served as Chief Executive Officer of Eastman Kodak Company, Chief Executive Officer of Travelport, Inc, Chief Executive Officer of CA Software, Executive Vice President of Hewlett Packard Company and Chief Financial Officer of Compaq Computer. Mr. Clarke currently serves as a member of the board of directors of Co-Pilot IQ, a private company, Ellipsis Health, a private company, Target Global, Inc, a special purpose acquisition company (NASDAQ:TGAAF) and Travelport, Inc., a private company. Mr. Clarke has formally served on several public company boards of directors including Autodesk, Compuware, Emerge Technology Acquisition Company, Mondee, Inc. Orbitz Worldwide, Red Hat and UTStarcom. He earned his MBA from Northeastern University and now serves as a Northeastern University Trustee.

Alison Worthington, Director

Alison Worthington is an innovative Chief Marketing Officer and Board Director with nearly three decades of experience transforming brands, product portfolios and P&Ls to deliver growth and ROI. Ms. Worthington has held multiple senior level operating roles at Coca-Cola, Starbucks, Microsoft, Method and Lyra Health. A founder of Worthington Growth Partners, she advises executive teams and investors of high growth tech, consumer, life sciences and health care companies like GoPro, Ancestry and HealthJoy to accelerate their vision. An active board member, Ms. Worthington previously helped reposition Generate Life Sciences for a successful sale to Cooper Companies. She earned an MBA from the Harvard Graduate School of Business Administration and an AB in Economics from Smith College.

Julie Hill, Director

Julie Hill has spent more than two decades serving on a range of private and public corporate boards of directors. Most recently, Ms. Hill was a member of the board of directors of Anthem, a Fortune 50 company and the largest U.S. health insurance company by member. She was a member of the board of trustees of Lord Abbett, a $225 billion New Jersey-based mutual fund management firm, from 2003 to 2023. She was also previously on the board of Lend Lease, based in Sydney, Australia, a $9 billion international construction, development, investment and management firm, publicly traded on the Australian exchange, and Holcim (U.S.), the U.S. operation of a Swiss company, as well as several other public corporate boards. Prior to her last 20 years serving on boards of directors, she founded and ran multiple companies, mostly in the real estate investment and development industry, and was a senior executive at numerous publicly traded companies, including Mobil Land, a division of Mobil Oil, and UK-based Costain Group. Ms. Hill is currently Chair of the Board of Trustees of the University of California at Irvine (UCI), and is a board member of Leaders’ Quest, and the Alliance for SoCal Innovation. She is a member of the International Women’s Forum and Los Angeles Trusteeship, and is a prior member of the Women’s Leadership Board of the Kennedy School of Government at Harvard. She earned a Bachelor of Arts degree in English from UCLA, and a master’s degree in marketing from the University of Georgia.

Dr. Rosemary Mazanet, Director

Rosemary Mazanet began advising the Company in 2013 and then joined its Scientific Advisory Board as its Chair in 2015 before becoming the Company’s Chief Scientific Officer in 2017. In September 2023, Dr. Mazanet transitioned from Chief Scientific Officer to a director of the Company. Since 2013, she has played an integral role of developing groundbreaking form factors specifically for palliative care, such as pressed tablets. She also oversaw the creation of the seminal cannabis observational database that has provided analysis used in peer-reviewed journals, such as JAMA and the Journal of Palliative Medicine and by many of the nation’s leading academic and medical institutions such as National Institutes of Health, Columbia University, New York University, Mount Sinai, University of Southern California, and RAND Corporation. Dr. Mazanet began her career in Internal Medicine and Oncology at the Brigham and Women’s Hospital and the Dana Farber Cancer Institute before starting at Amgen in the early 1990s as the head of Clinical Research. Following her time at Amgen, she moved into public equity in 1998 when she joined Oracle Partners LLC in New York as a General Partner. Since that time, she has been a presence in public and private equity biotech and specialty pharma investments. Since 2021, Dr. Mazanet has been a director for Oncternal Therapeutics (NASDAQ: ONCT) and is Head of the Nominating & Governance Committee. During 2024, she also previously served as a director at Kairos Pharma Ltd. (NYSE: KAPA). In addition to the Company’s Board of Directors, Dr. Mazanet is also an Emeritus Trustee at the University of Pennsylvania School of Medicine and the Co-Chair of the Leonard Davis Institute Executive Advisory Board at The Wharton School of the University of Pennsylvania. Dr. Mazanet graduated magna cum laude from the University of Virginia and completed her graduate work at the University of Pennsylvania Medical School and Harvard Medical School.

David Hart, Chief Executive Officer and Director

David Hart joined The Cannabist Company in 2016 and became Chief Operating Officer in 2018 and Chief Executive Officer in 2024. Mr. Hart joined the board of directors of The Cannabist Company in June 2024. Prior to joining The Cannabist Company, Mr. Hart served as Chief Operating Officer of Abyrx, a venture capital-backed medical device company that developed, manufactured and commercialized a portfolio of intraoperative cross specialty hemostats. Prior to his time at Abyrx, Mr. Hart was Chief Financial Officer and Chief Investment Officer at Alpine Capital, a family investment office for the Ranawat Orthopedic Group at the Hospital for Special Surgery, where he was responsible for capital allocations, direct private investments and all healthcare investments. Mr. Hart was formerly Partner and Head of Healthcare Equity Investments at Apelles Investment Management. Mr. Hart started his career in the financial services industry in the Mergers and Acquisitions groups at Thomas Weisel Partners and Duff & Phelps. Mr. Hart has an MBA from Columbia University and is a graduate of Duke University, where he was a member of the Men’s Varsity Golf Team.

Derek Watson, Chief Financial Officer

Derek Watson joined The Cannabist Company in January 2022 as Chief Financial Officer. Prior to joining the Company, Mr. Watson served as the Chief Financial and Commercial Officer at Tastes on the Fly, a private equity-backed national consumer retail company based in California, from September 2018 to January 2022. He has also held Chief Financial Officer roles at two other consumer companies, Starr Restaurants, from April 2016 to March 2018, and Samba Brands, and as Chief Financial Officer and Vice President of Strategic Initiatives at Schindler Elevator, the U.S. subsidiary of Schindler Holding AG (SCHN.SW). Mr. Watson began his career at KPMG where he spent 20 years providing audit and consulting services, including as a Partner and Practice Leader, and served private and Fortune 500 companies across a variety of industries while based in London, Prague, New York, and Philadelphia. He has experience in a range of leadership roles covering strategy, investor relations, information technology, tax, treasury, accounting, FP&A, operational improvement, and risk management. Mr. Watson is a Fellow at the Culinary Institute of America, a Board Member with the Queen Elizabeth Memorial Garden in New York and has served as a Board Advisor to a number of entrepreneurial start-ups. Mr. Watson is a Chartered Accountant with the ICAEW, holds an undergraduate degree in Finance & Accounting from Kingston University, London and an MBA from Columbia University.

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

Bryan Olson, Chief Human Resources Officer

Bryan Olson joined The Cannabist Company as Chief Human Capital Officer in 2017. In 2020, Mr. Olson became the Company’s Chief People and Administrative Officer. In 2024, Mr. Olson transitioned to Chief Human Resources Officer of the Company, serving in a non-employee consultant capacity. Mr. Olson is also the Chief Administrative Officer of Ceres Coin, LLC (a privately held company) where he is serving in a non-employee consultant capacity. Prior to joining The Cannabist Company, Mr. Olson was the Chief Human Resource Officer for global law firm K&L Gates and previously held senior HR executive positions at Aetna and United Technologies Corporation. Mr. Olson is a former practicing employee benefits and executive compensation attorney at Skadden Arps and started his career at Fidelity Investments.

David Sirolly, Chief Legal Officer and General Counsel

David Sirolly joined The Cannabist Company in 2021 as Chief Legal Officer and General Counsel. Prior to joining The Cannabist Company, Mr. Sirolly served as General Counsel, Corporate and Chief Compliance Officer of Integra LifeSciences Corporation, a publicly-traded global medical technology company, since 2010. Over his 11-year career at Integra, he held a variety of legal and compliance leadership roles which included accountability for corporate governance, securities laws, finance initiatives, healthcare compliance, employment law, litigation as well as legal support for a commercial division and information technology. Prior to Integra, Mr. Sirolly was Assistant General Counsel of ValueClick, Inc. (now Conversant, Inc.), a publicly-traded digital media company. David began his legal career at the international law firm of Hogan & Hartson LLP (now Hogan Lovells) based in Washington DC. At Hogan, he focused on supporting medical device and pharmaceutical manufacturers on complex legal and regulatory matters. Mr. Sirolly also spent several years at a leading regional law firm in Pennsylvania working on civil and administrative litigation. Mr. Sirolly has a JD from the University of Virginia School of Law and a degree in economics from Duke University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Shares to file initial reports of ownership and changes in ownership of the Company’s Common Shares with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2024, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock of the Company, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2024, except that due to an administrative error, (i) Nicholas Vita had one late Form 4 filing (constituting one late transaction), (ii) Jesse Channon had one late Form 4 filing (constituting two late transactions) and one late transaction reported on Form 5, (iii) Jeff Clarke had one late Form 4 filing (constituting two late transactions), (iv) David Sirolly had one late transaction reported on Form 5, (v) Derek Watson had one late transaction reported on Form 5, (vi) David Hart had two late transactions reported on Form 5 and (vii) Bryan Olson had two late transactions reported on Form 5.

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

				Non-equity Incentive Plan Compensation ($)		Long- term Incentive Plans
Name and Principal Position	Year	Salary ($)	Share-Based Awards(4)(5)(6) ($)	Annual Incentive Plans	Long- term Incentive Plans	All Other Compensation(7) ($)	Total Compensation ($)
David Hart	2024	$496,557	$644,000	$255,000	$—	$600	$1,396,157
CEO and Director (1)	2023	$375,000	$1,145,455	$175,000	$—	$12,200	$1,707,655
Jesse Channon	2024	$408,852	$364,000	$209,100	$—	$—	$981,952
President (2)	2023	$347,917	$763,636	$162,500	$—	$—	$1,274,053
Derek Watson	2024	$370,000	$280,000	$122,100	$—	$15,573	$787,673
CFO
Nicholas Vita	2024	$19,126	$—	$—	$—	$1,934,615	$1,953,741
Former CEO & Director(3)	2023	$500,000	$—	$—	$—	$20,000	$520,000

Notes:

(1)	Mr. Hart was promoted to Chief Executive Officer of the Company effective January 15, 2024.

(2)	Mr. Channon was promoted to President of the Company effective January 15, 2024.
(3)	Mr. Vita retired from his position as Chief Executive Officer of the Company effective January 15, 2024 and continued to serve as a member of the Board of Directors until June 25, 2024.
(4)

2024 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.737542; 2023 share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.743230.

(5)

For 2024, reflects annual share-based awards, specifically 1,495,000 RSUs and 805,000 PSUs granted to Mr. Hart, 845,000 RSUs and 455,000 PSUs granted to Mr. Channon, and 650,000 RSUs and 350,000 PSUs granted to Mr. Watson.

(6)	For 2023, reflects annual share-based awards, specifically 2,727,273 RSUs granted to Mr. Hart, and 1,818,182 RSUs granted to Mr. Channon.
(7)

For 2024, reflects (i) Company 401(k) contribution of $600 for Mr. Hart and $15,573 for Mr. Watson and (ii) cash severance of $1,934,615 to Mr. Vita, which will be payable $80,608.97 per month for 24 months, pursuant to the terms of the Vita Release Agreement (see “Termination and Change of Control Benefits” section for all compensation related terms in connection with Mr. Vita’s transition to non-employee director and separation from the Company). For 2023, reflects (i) tax planning reimbursements of $20,000 for Mr. Vita and (ii) Company 401(k) contribution of $12,200 for Mr. Hart.

Outstanding Equity Awards Table

The following table sets forth information concerning the option-based and share-based awards granted to the Company’s NEOs that were outstanding as of December 31, 2024.

	Share-based Awards
Name and Principal Position	Number of Shares or Units of Shares That Have Not Vested(4)(5) (#)	Market or Payout Value of Share- Based Awards That Have Not Vested(4)(5) ($)
David Hart
CEO and Director (1)	4,282,612	$299,783
Jesse Channon
President(2)	2,628,664	$184,006
Derek Watson
CFO	2,323,470	$162,643
Nicholas Vita
Director and Former CEO(3)	—	—

Notes:

(1)	Mr. Hart was promoted to Chief Executive Officer of the Company effective January 15, 2024.
(2)	Mr. Channon was promoted to President of the Company effective January 15, 2024.
(3)

Mr. Vita retired from his position as Chief Executive Officer of the Company effective January 15, 2024 and continued to serve as a member of the Board of Directors until June 25, 2024. Upon the end of his service on the Board of Directors, Mr. Vita forfeited all outstanding equity that had not previously vested.

(4)

For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.

(5)

Market value of unvested share-based awards and vested but undistributed share-based awards calculated based on the closing share price on December 31, 2024 (converted to USD based on an exchange rate of 1 CAD: 0.695786 USD).

Termination and Change of Control Benefits

Other than as described herein, the Company does not have any contract, agreement, plan or arrangement that provides for payments to a NEO at, following, or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of the Company or a change in a NEO’s responsibilities. Note that the dollar value of potential accelerated equity in connection with a qualifying termination or change of control reflects an exchange rate of 1 CAD: 0.695786 USD.

David Hart

On March 11, 2024, the Company entered into a new employment agreement with Mr. Hart in connection with his promotion to the role of Chief Executive Officer, (the “Hart Agreement”). The Hart Agreement may be terminated at any time by Mr. Hart or the Company. In the event of termination without cause of Mr. Hart’s employment or Mr. Hart resigns for good reason in connection with a change of control, Mr. Hart shall receive (i) an amount equal to twenty-four (24) months of Mr. Hart’s then base salary, plus target bonus, paid over such 24-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for eighteen (18) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Hart’s outstanding RSUs and PSUs will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Hart upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $2,178,518, with Mr. Hart’s health insurance coverage continuing for eighteen (18) months from the termination date. In the event of a change in control without a qualifying termination, Mr. Hart’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Hart in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $136,057.

In the event that the Company terminates Mr. Hart’s employment without cause or Mr. Hart resigns for good reason (other than due to a change of control), Mr. Hart shall receive (i) an amount equal to eighteen (18) months of Mr. Hart’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Hart’s health insurance premiums to continue Mr. Hart’s health insurance coverage for eighteen (18) months beyond the termination date. The severance payments and benefits that would be made to Mr. Hart are conditioned on and subject to Mr. Hart signing and not rescinding the Hart Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Hart’s outstanding RSUs and PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Hart in the event of termination of his employment without cause or if Mr. Hart resigns for good reason (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,416,235, with Mr. Hart’s health insurance coverage continuing for eighteen (18) months from the termination date.

Jesse Channon

On March 11, 2024, the Company entered into a new employment agreement with Mr. Channon in connection with his promotion to the role of President (the “Channon Agreement”). The Channon Agreement may be terminated at any time by Mr. Channon or the Company. In the event of termination without cause of Mr. Channon’s employment in connection with a change of control, Mr. Channon shall receive (i) an amount equal to eighteen (18) months of Mr. Channon’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Channon’s health insurance premiums to continue Mr. Channon’s health insurance coverage for eighteen (18) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Channon are conditioned on and subject to Mr. Channon signing and not rescinding the Channon Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Channon’s outstanding RSUs and PSUs will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Channon upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,350,570, with Mr. Channon’s health insurance coverage continuing for eighteen (18) months from the termination date. In the event of a change in control without a qualifying termination, Mr. Channon’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Channon in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $91,189.

In the event that the Company terminates Mr. Channon’s employment without cause (other than due to a change of control), Mr. Channon shall receive (i) an amount equal to eighteen (18) months of Mr. Channon’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Channon’s health insurance premiums to continue Mr. Channon’s health insurance coverage for eighteen (18) months beyond the termination date. The severance payments and benefits that would be made to Mr. Channon are conditioned on and subject to Mr. Channon signing and not rescinding the Channon Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Channon’s outstanding RSUs and PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Channon in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,166,564, with Mr. Channon’s health insurance coverage continuing for eighteen (18) months from the termination date.

Derek Watson

On January 24, 2022, the Company entered into an employment agreement with Mr. Watson (the “Watson Agreement”). The Watson Agreement may be terminated at any time by Mr. Watson or the Company. In the event of termination without cause of Mr. Watson’s employment in connection with a change of control, Mr. Watson shall receive (i) an amount equal to eighteen (18) months of Mr. Watson’s then base salary, plus target bonus, paid over such 18-month period in installments on the Company’s regular payroll schedule following the termination date; and (ii) the Company shall pay its share of Mr. Watson’s health insurance premiums to continue Mr. Watson’s health insurance coverage for eighteen (18) months beyond the termination date. The change of control payments and benefits that would be made to Mr. Watson are conditioned on and subject to Mr. Watson signing and not rescinding the Watson Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon a qualifying termination in connection with a change of control, all of Mr. Watson’s outstanding RSUs and PSUs will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Watson upon a qualifying termination in connection with a change of control, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $1,022,893, with Mr. Watson’s health insurance coverage continuing for eighteen (18) months from the termination date. In the event of a change in control without a qualifying termination, Mr. Watson’s outstanding RSUs and PSUs from grants made in fiscal year 2022 and fiscal year 2023 will vest in full; PSUs will vest based on actual performance if performance has been determined or is reasonably determinable as of the change of control event, otherwise will vest at target. The total estimated incremental payments, payables and benefits to Mr. Watson in the event of a change of control without a qualifying termination, as if such event occurred on the last business day of the Company’s most recently completed financial year, is $92,643.

In the event that the Company terminates Mr. Watson’s employment without cause (other than due to a change of control), Mr. Watson shall receive (i) an amount equal to twelve (12) months of Mr. Watson’s then base salary, plus target bonus, paid over such 12-month period in installments on the Company’s regular payroll schedule following the termination date; and the Company shall pay its share of Mr. Watson’s health insurance premiums to continue Mr. Watson’s health insurance coverage for twelve (12) months beyond the termination date. The severance payments and benefits that would be made to Mr. Watson are conditioned on and subject to Mr. Watson signing and not rescinding the Watson Agreement, a non-disclosure agreement and an effective, general release of all claims in favor of the Company within no greater than 60 days following the termination date. Upon an involuntary termination without cause, Mr. Watson’s outstanding RSUs and PSUs will be forfeited. The total estimated incremental payments and payables to Mr. Watson in the event of termination of his employment without cause (other than due to a change of control), as if such event occurred on the last business day of the Company’s most recently completed financial year, is $573,500, with Mr. Watson’s health insurance coverage continuing for twelve (12) months from the termination date.

Nicholas Vita

On April 26, 2019, the Company entered into an employment agreement with Mr. Vita (the “Vita Employment Agreement”), which provided for certain payments to Mr. Vita upon termination or change of control. On March 13, 2024, in connection with Mr. Vita’s retirement as Chief Executive Officer of the Company, the Vita Employment Agreement was terminated, and the Company and Mr. Vita entered into a separation and release of claims agreement (the “Vita Release Agreement”). The Vita Release Agreement provides for vesting of Mr. Vita’s outstanding equity awards, valued at $698,056 at time of his retirement (per the Vita Release Agreement, any unvested equity awards that were outstanding following the conclusion of Vita’s service on the Board of Directors on June 25, 2024 were forfeited), and severance payments of $80,608.97 per month for 24 months.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during the fiscal year ended December 31, 2024.

Name (1)	Fees Earned or Paid in Cash(2) ($)	Share-Based Awards(3)(4) ($)	Option-Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Jeff Clarke	$59,500	$153,000	$—	$—	$—	$212,500
Julie Hill	$45,000	$153,000	$—	$—	$—	$198,000
James A.C. Kennedy	$59,500	$153,000	$—	$—	$—	$212,500
Jonathan P. May	$72,000	$153,000	$—	$—	$—	$225,000
Frank Savage	$51,500	$153,000	$—	$—	$—	$204,500
Alison Worthington	$38,500	$153,000	$—	$—	$—	$191,500

Notes:

(1)

Mr. Abbott and Dr. Mazanet did not receive any compensation for their roles as non-employee directors in the fiscal year ending December 31, 2024. Mr. Vita did not receive any compensation for his role as a non-employee director while serving on the Board of Directors from January 15, 2024 until June 25, 2024.

(2)	Reflects annual cash retainer for Board service and, as applicable, additional cash retainer for Lead Director and additional cash retainer for Committee chairs and members.
(3)	Share-based award values converted to USD based on exchange rate at date of grant of 1 CAD: 0.730896 USD.
(4)	Reflects annual RSU awards, specifically 805,264 RSUs granted to each of Mr. Clarke, Ms. Hill, Mr. Kennedy, Mr. May, Mr. Savage, and Ms. Worthington.

Policies and Practices for Granting Certain Equity Awards

The Compensation Committee of the Board is responsible for the review and approval of our policies and practices with respect to granting equity awards. The Compensation Committee typically targets the second quarter of the fiscal year, shortly after the annual meeting of shareholders and the release of the first quarter financial results, for granting annual stock awards to eligible recipients, absent an extraordinary event. The Compensation Committee believes this aligns timing of equity grants with the planning of annual salary increases (also in the second quarter of our fiscal year), allowing a holistic view of total compensation.

The Compensation Committee seeks to structure equity grants so that they are awarded during an open window period as designated by the Company’s Insider Trading Policy, or, if Compensation Committee approval is provided during a non-window period, are typically made effective on the first business day following our press release with respect to financial results for the prior quarter. This policy is intended to ensure that options are awarded at a time when the exercise price fully reflects all recently disclosed information. In the case of new hires eligible to receive equity grants, grants are generally made on the first business day of the month following the date the individual commences employment.

All grants to executive officers are approved by the Compensation Committee itself and not pursuant to any delegated authority.

The Company never had any programs, policies, or practices which are intended to time stock option grants with the release of material, non-public information in a manner that would provide advantageous option exercise prices to grant recipients. Option exercise prices are, in all cases, equal to the closing price of the Common Shares on the date of grant.

During fiscal 2024, the Company did not award options to any NEO in the period beginning four business days before and ending one business day after the filing of a Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, Frank Savage, James A.C. Kennedy, Alison Worthington and Jonathan P. May served as members of the Compensation Committee.

None of the Company’s executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company or on the Compensation Committee, during fiscal 2024. None of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the expected beneficial ownership of the Company’s securities as of April 28, 2025 for (i) each member of the Board of Directors, (ii) each NEO, (iii) each person known to the Company and expected to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the NEOs as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as indicated, all shares of the Company’s securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o The Cannabist Company Holdings Inc., 321 Billerica Rd., Suite 204, Chelmsford, Massachusetts 01824.

	Common Shares		Proportionate		Total (2)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Common Shares(1)	Number Beneficially Owned	% of Total Proportionate Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock
Michael Abbott, Chairman and Director	2,402,764	*	—	—	2,402,764	*
Frank Savage, Director	557,188	*	—	—	557,188	*
James A.C. Kennedy, Director	2,380,553	*	—	—	2,380,553	*
Jonathan P. May, Director	547,895	*	29,468	39.89%	3,494,695	*
Jeff Clarke, Director	1,112,038	*	47	*	1,116,738	*
Alison Worthington, Director	473,940	*	—	—	473,940	*
Julie Hill, Director	512,451	*	—	—	512,451	*
Dr. Rosemary Mazanet, Director	2,524,087	*	—	—	2,524,087	*
David Hart, Chief Executive Officer & Director	3,609,943	*	—	—	3,609,943	*
Bryan Olson, Chief Human Resources Officer	1,837,468	*	—	—	1,837,468	*
Jesse Channon, President	2,083,453	*	—	—	2,083,453	*
Derek Watson, Chief Financial Officer	1,291,695	*	—	—	1,291,695	*
David Sirolly, Chief Legal Officer and General Counsel	1,131,741	*	—	—	1,131,741	*
All Board directors and named executive officers as a group	20,465,216	4.33%	29,515	39.95%	23,416,716	4.88%

Notes:

(1)	The information provided is based upon 472,417,036 Common Shares outstanding as of April 28, 2025.
(2)	Includes Proportionate Voting Shares on an as converted basis.
*	Less than 1%

Equity Compensation Plans

The following table sets forth the number of Common Shares to be issued upon exercise of outstanding convertible securities, the weighted-average exercise price of such outstanding convertible securities and the number of Common Shares remaining available for future issuance under equity compensation plans as at December 31, 2024.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding securities(1)	Weighted-average exercise price of outstanding securities	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by Shareholders	27,816,512	—	18,261,595
Equity compensation plans not approved by Shareholders	—	—	—
Total	27,816,512	—	18,261,595

Notes:

(1)

The 27,816,512 shares of Common Stock to be issued upon exercise of outstanding securities, warrants and rights consists of (i) 1,043,438 shares that may be issued upon the vesting of PSUs and (ii) 26,773,074 shares that may be issued upon the vesting of RSUs. For outstanding PSUs whose performance has been certified, reflects number of shares eligible to vest; for outstanding PSUs whose performance has not yet been certified, reflects target number of shares.

(2)	Convertible securities remaining as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

The Company has not adopted a related party transaction policy.

Transactions with Related Persons

Except as set forth below, since the beginning of the last fiscal year, there have been none and there are no currently proposed transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

On August 6, 2024, the Company entered into a Fractional CHRO Engagement Agreement (the “Engagement Agreement”) with ourCHRO, LLC (“ourCHRO”), pursuant to which the Company engaged Bryan Olson to serve as the Chief Human Resources Officer of the Company in a non-employee consultant capacity, allocating 50% of his working time to the Company. Mr. Olson joined the Company as an employee in 2017 and served, among other positions, as its Chief People and Administrative Officer and, most recently, as its Chief Human Resources Officer. Mr. Olson transitioned to a non-employee consultant on August 6, 2024.

Pursuant to the Engagement Agreement, the Company will pay our CHRO $26.250 per month. In addition, the parties agreed that any outstanding unvested equity awards previously granted to Mr. Olson will continue to vest during the term of the Engagement Agreement. Mr. Olson will also be eligible to participate in the Company’s discretionary executive bonus plan for 2024 based on a performance period from January 1, 2024 to July 31, 2024 (the “Bonus Performance Term”), with a target bonus of 55% of Mr. Olson’s salary in effect during the Bonus Performance Term. The initial term of the Engagement Agreement is from August 6, 2024 to August 5, 2025 and may continue until terminated on its terms.

During the year ended December 31, 2024, the Company paid our CHRO $131,250 pursuant to the Engagement Agreement.

Promoters

No person or company has been at any time during the past five fiscal years a promoter of the Company.

Director Independence

For purposes of this Annual Report on Form 10-K, the independence of our directors is determined under the corporate governance rules of the Nasdaq Capital Market (“Nasdaq”). While we are not listed on Nasdaq, we believe Nasdaq rules represent corporate governance best practices. The independence rules of Nasdaq include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. It has been determined that six of our directors are independent persons under the independence rules of Nasdaq: Frank Savage, James A.C. Kennedy, Jonathan P. May, Jeff Clarke, Alison Worthington and Julie Hill. Michael Abbott is not considered independent as he is the former Executive Chairman of the Company. David Hart is not considered independent as he is the Chief Executive Officer of the Company. Rosemary Mazanet is not considered independent because she was previously employed as the Chief Scientific Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to the Company’s auditors, PKF O’Connor Davies LLP and the prior auditors, Davidson & Company LLP, for 2024 and 2023, respectively, for audit and non-audit services. All of the services described below were approved in accordance with the Company’s pre-approval policy, which is described in the next section.

	PKF O’Connor Davies LLP		Davidson & Company LLP
	2024	2023	2024	2023
Audit fees (1)	$895,000	—	—	$1,365,000
Audit-related fees (2)	$60,000	—	$108,375	$147,784
Tax fees (3)	—	—	—	$5,775
All other fees (4)	—	—	$26,969	$32,841

Notes:

(1)	“Audit Fees” include the aggregate professional fees paid to the external auditors for the audit of the annual consolidated financial statements and other annual regulatory audits and filings.
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Transaction Agreement dated November 21, 2018 between Canaccord Genuity Growth Corp. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

2.2	Agreement and Plan of Merger dated December 21, 2020 among Columbia Care Inc., Columbia Care LLC, Vici Acquisition LLC, Vici Acquisition II LLC, Green Leaf Medical, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

2.3	Arrangement Agreement, dated March 23, 2022, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

2.4	Amending Agreement, dated February 27, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on February 28, 2023

3.2	Articles, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed with the SEC on September 22, 2023)

4.1	Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2	Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3	Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4	Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5	Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6	Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7	First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8	Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9	Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10	Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

Exhibit No.	Description of Exhibit

4.11	Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12	Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13	Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14	Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Form 10-K, filed with the SEC on March 29, 2023)

4.15	Sixth Supplemental Indenture dated September 20, 2023 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.15 of the Registrant’s Form 10-Q, filed with the SEC on May 9, 2024)

4.16	Seventh Supplemental Indenture dated March 19, 2024 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on March 20, 2024)

4.17	Eighth Supplemental Indenture dated March 12, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., and Odyssey Trust Company

10.1	Lease Agreement dated December 1, 2013 between Pagson, LLC and Patriot Care Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.2	Lease Agreement dated April 30, 2015 between Eastman Kodak Company and Columbia Care NY, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.3	Lease Agreement dated April 10, 2019 between MM Downtown Facility, LLC and PHC Facilities, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.4	Lease Agreement dated December 23, 2019 between NLCP 156 Lincoln MA, LLC and Patriot Care Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.5	First Amendment to Lease dated December 2, 2020 between PHC Facilities, Inc. and MM Downtown Facility, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

10.6#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.7#	Employment Agreement dated April 26, 2019 between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.8#	Amendment No. 1 dated January 1, 2022 to Employment Agreement between Columbia Care Inc. and David J. Hart (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.9#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

Exhibit No.	Description of Exhibit

10.10#	Restricted Stock Unit Award Notice and Award Agreement dated April 26, 2019 between Columbia Care Inc. and David Hart (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.11	Mortgage and Security Agreement dated December 28, 2021 between Columbia Care NY Realty LLC and East West Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022)

10.12	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 29, 2022)

10.14#	Transition Agreement between Columbia Care Inc. and Michael Abbott (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K, filed with the SEC on March 29, 2023

10.15	Termination Agreement, dated July 31, 2023, between Cresco Labs Inc. and Columbia Care Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on August 3, 2023)

10.16#	The Cannabist Company Holdings Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on November 13, 2023)

10.17#	Transition and Release of Claims Agreement, between Columbia Care Inc. and Rosemary Mazanet, dated August 31, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q, filed with the SEC on November 14, 2023)

10.18#	Amendment No. 2 dated January 15, 2024 to Employment Agreement between The Cannabist Company Holdings Inc. and David J. Hart (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on January 19, 2024)

10.19	Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and David J. Hart (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.20	Amended and Restated At-Will Employment Agreement dated March 11, 2024 between The Cannabist Company Holdings Inc. and Jesse Channon (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.21	Exchange Agreement, between The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.22	Separation and Release of Claims Agreement dated March 13, 2024 between The Cannabist Company Holdings Inc. and Nicholas Vita (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K, filed with the SEC on March 13, 2024)

10.23	Amendment to Exchange Agreement, dated June 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, filed with the SEC on August 8, 2024)

10.24	Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

Exhibit No.	Description of Exhibit

10.25	Form of Verano Holdings, LLC Promissory Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

10.26	Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

10.27	Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, Salubrious Wellness Clinic, Inc., CC VA HoldCo LLC, Thomas Allison, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K, filed with the SEC on July 31, 2024)

10.28	Fractional CHRO Engagement Agreement, dated August 6, 2024, between ourCHRO, LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q, filed with the SEC on August 8, 2024)

10.29	Membership Interest Purchase Agreement, dated August 21, 2024, among Columbia Care LLC, Columbia Care Florida LLC, SFL Investment Holdings, LLC, Mint Florida Holdings, LLC, The Cannabist Company Holdings Inc. and The Cerberean Group LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)

10.30	Form of Promissory Note from SFL Investment Holdings, LLC and Mint Florida Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)

10.31	Purchase Agreement, dated August 22, 2024, among 3 Boys Farm LLC, Cresco U.S. Corp., Columbia Care Florida LLC and Columbia Care LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed with the SEC on August 27, 2024)

10.32	Second Amendment to Exchange Agreement, dated September 30, 2024, among The Cannabist Company Holdings Inc., Nomis Bay Ltd. And BPY Limited (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-Q, filed with the SEC on November 7, 2024)

10.33	Amendment, dated October 28, 2024, to Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q, filed with the SEC on November 7, 2024)

10.34	Support Agreement dated February 27, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., each of their respective direct and indirect subsidiaries signatory thereto and the certain noteholders signatory thereto. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on February 27, 2025)

16	Letter from Davidson & Company LLP, to the Securities and Exchange Commission, dated October 11, 2024 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K, filed with the SEC on October 15, 2024)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Registrant’s Form 10-K, filed with the SEC on March 17, 2025)

21.1	Subsidiaries of The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K, filed with the SEC on March 17, 2025)

23.1*	Consent of Davidson & Company LLP

23.2	Consent of PKF O’Connor Davies, LLP (incorporated by reference to Exhibit 23.2 of the Registrant’s Form 10-K, filed with the SEC on March 17, 2025)

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

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

Name and Signature	Title	Date

/s/ David Hart	Chief Executive Officer and Director	April 30, 2025
David Hart

/s/ Derek Watson	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2025
Derek Watson

*	Chairman and Director	April 30, 2025
Michael Abbott

*	Director	April 30, 2025
Frank Savage

*	Director	April 30, 2025
James A.C. Kennedy

*	Director	April 30, 2025
Jonathan P. May

*	Director	April 30, 2025
Jeff Clarke

*	Director	April 30, 2025
Alison Worthington

*	Director	April 30, 2025
Julie Hill

*	Director	April 30, 2025
Dr. Rosemary Mazanet

* By:	/s/ David Hart
David Hart
Attorney-in-fact

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

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(expressed in thousands of U.S. dollars, except for number of shares and warrants)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital	Accumulated Deficit	Total the Cannabist Company Holdings Inc. Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance as of December 31, 2021	361,423,270	14,729,636	$1,039,726	$(468,335)	$571,391	$(20,568)	$550,823
Equity-based compensation (1)	22,858,845	—	69,517	—	69,517	—	69,517
Warrants exercised	180,000	—	425	—	425	—	425
Issuance of shares in connection with acquisitions	2,082,589	—	7,619	—	7,619	—	7,619
Cancellation of restricted stock awards	—	(26,037)	—	—	—	—	—
Conversion between classes of shares	4,693,780	(4,693,780)	—	—	—	—	—
Non-controlling interest buyout	—	—	—	(19,663)	(19,663)	19,663	—
Net loss	—	—	—	(416,005)	(416,005)	(5,476)	(421,481)

Balance as of December 31, 2022	391,238,484	10,009,819	$1,117,287	$(904,003)	$213,284	$(6,381)	$206,903
Equity-based compensation (1)	6,580,674	—	4,995	—	4,995	—	4,995
Warrants exercised	356,970	—	—	—	—	—	—
Issuance of shares	21,887,240	—	23,872	—	23,872	—	23,872
Conversion between classes of shares	201,938	(201,938)	—	—	—	—	—
Distributions to non-controlling interest holders	—	—	—	—	—	(960)	(960)
Deconsolidation of subsidiary	—	—	—	433	433	4,396	4,829
Net loss	—	—	—	(175,712)	(175,712)	1,425	(174,287)

Balance as of December 31, 2023	420,265,306	9,807,881	$1,146,154	$(1,079,282)	$66,872	$(1,520)	$65,352
Equity-based compensation (1)	11,278,223	—	(2,267)	—	(2,267)	—	(2,267)
Conversion of convertible notes	26,828,863	—	10,300	—	10,300	—	10,300
Legal Settlement	4,845,359	—	2,620	—	2,620	—	2,620
Conversion between classes of shares	2,420,553	(2,420,553)	—	—	—	—	—
Distributions	—	—	—	(333)	(333)	—	(333)
Deconsolidation of subsidiary	—	—	—	—	—	(605)	(605)
Net loss	—	—	—	(105,886)	(105,886)	760	(105,126)

Balance as of December 31, 2024	465,638,304	7,387,328	$1,156,807	$(1,185,501)	$(28,694)	$(1,365)	$(30,059)

(1)	The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC. (formerly Columbia Care Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands of US dollars, except for units and shares)

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(105,126)	$(174,287)	$(421,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,978	62,729	84,788
Equity-based compensation	(1,009)	5,465	27,930
Debt amortization expense	9,397	9,352	8,588
Provision for obsolete inventory and other assets	5,682	8,143	11,267
Goodwill impairment charges	—	19,274	170,642
Intangible impairment charges	2,100	46,248	169,479
Impairment on fixed assets	121	20,095	—
(Gain) loss on disposal group	(30,164)	6,122	—
Earnout adjustment	—	—	349
(Gain) on remeasurement of contingent consideration	—	—	(37,362)
Deferred taxes	(9,105)	(25,978)	(69,243)
Change in fair value of derivative liability	502	(116)	(6,560)
Change in investment fair value	25,406	—	—
Legal Settlement	(1,108)	—	—
Other	(959)	5,433	747
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(13,444)	(2,769)	8,086
Inventory	(14,408)	6,700	(44,301)
Prepaid expenses and other current assets	1,968	(853)	889
Notes receivable	7,848	—	—
Other assets	205	10,590	15,030
Accounts payable	13,431	8,955	(10,082)
Accrued expenses and other current liabilities	(14,655)	(1,632)	(11,514)
Income taxes payable	40,021	13,924	7,425
Other long-term liabilities	10,940	(9,924)	(16,078)

Net cash (used) / provided by in operating activities	$(23,379)	$7,471	$(111,401)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired / Cash acquired due to acquisition	—	—	29
Purchases of property and equipment	(5,831)	(9,966)	(72,741)
Cash paid for other assets	—	—	(2,973)
Proceeds from sale of property, net	—	6,229	358
Proceeds from sale of license	329	—	—
Cash received (paid) on deposits, net	(378)	238	—
Net proceeds from sale of business	36,855	—	—

Net cash provided by / (used) in investing activities	$30,975	$(3,499)	$(75,327)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	15,600	—	—
Proceeds from issuance of debt and warrants	—	—	153,250
Proceeds from mortgage note	—	8,050	16,500
Payment of debt issuance costs	(802)	(220)	(7,699)
Repayment of debt	(13,228)	(30,692)	(637)
Repayment of acquisition related real estate notes and note payable	—	(5,109)	—
Repayment of sellers note	(1,500)	(1,500)	(1,875)
Repayment of mortgage notes	(578)	(580)	—
Payment of lease liabilities	(6,904)	(6,515)	(5,815)
Issuance of common shares	—	25,000	—

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Costs of issuance of common shares	—	(1,128)	—
Exercise of warrants	—	—	425
Distributions to non-controlling interests	(333)	(960)	—
Taxes paid on equity based compensation	(1,258)	(470)	(465)

Net cash (used in) / provided by financing activities	$(9,003)	$(14,124)	$153,684

Net (decrease)/increase in cash	(1,407)	(10,152)	(33,044)
Cash and restricted cash at beginning of the year	39,337	49,489	82,533

Cash and restricted cash at end of year	$37,930	$39,337	$49,489

Supplemental disclosure of cash flow information:
Cash paid for interest on other obligations	$41,377	$30,239	$28,706
Cash paid for income taxes	$5,530	$10,203	$51,435
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$33,607	$35,764	$48,154
Restricted cash	$4,323	$3,573	$1,335

Cash and restricted cash, end of year	$37,930	$39,337	$49,489

Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$(1,199)	$(4,026)	$12,512
Discount on issuance of convertible debt	$5,150	$—	$—
Reduction in debt from debt to equity conversion	$(10,300)	$—	$—
Increase in equity from debt to equity conversion	$10,300	$—	$—
Equity issued for legal settlement	$2,620	$—	$—
Debt incurred issued in connection with acquisition of property, plant and equipment	$—	$8,050	$—
Derivative liability recognized upon issuance of convertible debt	$2,362	$—	$—
Deconsolidation of subsidiary	$(605)	$2,473	$—
Assets held for sale	$16,026	$(27,337)	$29,089
Liabilities held for sale	$1,381	$18,904	$(20,179)
The accompanying notes are an integral part of these consolidated financial statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(expressed in thousands of U.S. dollars, except for gram, share and per share amounts)

1.	OPERATIONS OF THE COMPANY
The Cannabist Company Holdings Inc. (“the Company”, “the Parent”, or “The Cannabist Company”), formerly known as Columbia Care Inc., was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company’s principal mission is to improve lives by providing cannabis-based health and wellness solutions and derivative products to qualified patients and consumers. The Company’s head office and principal address is 321 Billerica Rd., Suite 204, Chelmsford, Massachusetts 01824. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.
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
Recent Developments
Mutual Termination of Arrangement Agreement with Cresco Labs
:
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
Voluntary Delisting of Common Shares from Canadian Securities Exchange:
The Company voluntarily delisted its Common Shares from the facilities of the Canadian Securities Exchange, effective as of market close on August 2, 2023. Cannabist Company’s common shares will continue trading on the Cboe Canada, the new business name of the NEO Exchange. Cboe Canada will remain the Company’s primary securities exchange, as it has been since the Company’s initial public listing.
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
Basis of preparation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”)
.
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
As of December 31, 2024 we identified conditions and events that raised substantial doubt about our ability to continue as a going concern, specifically the ability of the Company to generate sufficient cash flow from operations, cash from divestitures or otherwise complete a debt structuring, required to satisfy $59.5 million of Senior Debt obligations maturing in June 2025. With the Company having entered into a Support Agreement with certain supporting Noteholders on February 27, 2025, regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “
2025 Debt Transaction
”), we believe that the doubt as to the Company’s ability to continue as a going concern has been alleviated.
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
For the years-ended December 31, 2024 and 2023, the segment’s revenues, Adjusted EBITDA
(non-GAAP
measure) and net income/(loss) were $458,722 and $511,327; $54,711 and $69,645; and $(105,126) and $(174,287), respectively. Further details of the segment’s revenues are included in footnote 2 under ‘Revenue Recognition’. Further details of the segment’s expenses are included in the Consolidated Statements of Operations and Comprehensive (Loss) and in footnote 22 under selling, general and administrative expenses. Further details of the segment’s reconciliation between net income and Adjusted EBITDA are included in the Results of Operations, non-GAAP
measures section of this Form
10-K.
There are no difference between segment revenues, Adjusted EBITDA
(non-GAAP
measure) and net income and the Company’s consolidated revenues, Adjusted EBITDA and net income.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at cost less an allowance for credit losses that are not expected to be recovered. The Company recognizes the allowance for credit losses at inception of the receivable and reassesses at every reporting date based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience of uncollectible accounts, the credit quality of the customer, the aging of such receivables and current macroeconomic conditions as well as expectations of conditions in the future, if applicable. The Company’s allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics. In recording a provision, the Company also considers expected credit losses based on a historical loss-rate method based on the ratio of its historical write-offs to its average trade accounts receivable. At each reporting period, the Company assesses whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, the Company may determine that it should move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables.
The Company’s accounts receivable are short-term in nature and written off only when all collection attempts have failed. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery in accordance with the Company’s accounting policy election. The total amount of write offs was immaterial to the financial statements as a whole for the year ended December 31, 2024.
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
 Compensation
. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense over the requisite service period, which generally represents the vesting period. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock. Changes in assumptions used to estimate fair value could result in materially different results.
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
Financial instruments
The Company follows the guidance in FASB ASC 820,
 Fair Value Measurements and Disclosures
, or ASC 820, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchygives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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

*
The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.

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
Pursuant to the terms of the Exchange Agreement, the Holders agreed to:

*
by January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;

*
provided that the
five-day
volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

*
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

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed, with approximately $10 million remaining available for exchange as $5 million were separately exchanged into the Company’s 2025 Notes, as described above. The term of the Exchange Agreement expired as of January 31, 2025.
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

*
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

*
The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723.

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
2025 Debt Transaction
On February 27, 2025, the Company entered into a support agreement (the “
Support Agreement
”) with certain holders (the “
Supporting Noteholders
”) representing approximately 61% of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “
2025 Debt Transaction
”). The Senior Notes consist of: (i) the six percent (6.0%) Senior Secured Convertible Notes due June 29, 2025 for an aggregate amount of US$59.5 million (the “
2025 Notes
”); (ii) the nine and one half percent (9.5%) Senior Secured First-Lien Notes due February 3, 2026 for an aggregate amount of US$185 million (the “
2026 Notes
”); and (iii) the nine percent (9.0%) Senior Secured Convertible Notes due March 19, 2027 for an aggregate amount of US$25.55 million (the “
2027 Notes
”, and together with the 2025 Notes and the 2026 Notes, the “
Senior Notes
”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension
options available to the Company upon payment of a 0.50% fee, payable in cash) (the “
New Senior Notes
”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “
New Convertible Notes
”, and together with the New Senior Notes, the “
New Notes
”).

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
The Maker can prepay any portion of the principal at any time without penalty, with at least three business days’ notice to the Company. If a default occurs, the interest rate increases to 18% per annum until the default is remedied. The maker must notify the Company within three days of any default.
This Note is tied to a Membership Interest Purchase Agreement, dated August 21, 2024, and its terms may be amended accordingly. The Company’s ability to meet obligations under the Note depends on the Maker’s financial condition.
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

Balboa Boulevard Building
On April 1, 2019, Balboa Boulevard Building entered into a Promissory Note with Focused Health LLC (“Focused Health”), for a total Principal Amount of $2.42 million. The Note is secured by the land and building of the leased premises and bears interest at a rate of 4.5%. per annum, with payments based on a standard monthly payment schedule. The Borrower is required to make monthly payments of $13.5 thousand until the Note matures.
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
Share
buy-back
Authorization
On November 6, 2023, the Company’s Board of Directors authorized a normal course issuer bid (the “NCIB”) to repurchase up to 15 million of its issued and outstanding Common Shares, but in no event to exceed $5 million in total over the course of the NCIB. The NCIB is subject to the approval of the Cboe Canada Exchange (the “Cboe”) and will be in effect for up to the next 12 months. As of December 31, 2024 the NCIB authorization has now lapsed.”

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
The reconciliation of the Company’s income tax expense (benefit) on income (loss) before taxes at the U.S. federal statutory rate compared to the Company’s effective tax rate was as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Loss before provision for income taxes	$(61,819)		$(168,898)		$(432,694)
Tax using the company’s domestic tax rate	(33,097)	53.5%	(35,471)	21.0%	(90,866)	21.0%
Tax effect of:
State taxes, net of federal benefits	3,626	(5.9%)	(4,957)	2.9%	(20,744)	4.8%
280E limitations	32,624	(52.8)%	36,737	(21.8)%	42,443	(9.8)%
Non-deductible partnership income	2,476	(4.0)%	2,602	(1.5)%	2,799	(0.6)%
Other Permanent Tax Differences	28,928	(46.8)%	1,558	(0.9%)	(3,956)	0.9%
Share-based compensation	1,668	(2.7)%	955	(0.6)%	8,710	(2.0)%
Change in tax status	—	—	—	—	—	—%
Other items	6,846	(11.1)%	2,538		741	(0.2)%
Provision to Return Adjustment	236	(0.4)%	(2,126)		13,825	(3.2)%
Goodwill impairment	—	—%	3,553	(2.1)%	35,835	(8.3)%

	$43,307	(70.1)%	$5,389	(3.2%)	$(11,213)	2.6%

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

•	The Company performed the aforementioned sensitivity analyses as follows:

•	If revenues for all years were to decrease 10%

•	If EBITDA is reduced by 5% each year

•	If the discount rate changes +2 and +5%

•	In addition, the Company ran a sensitivity on the terminal value multiple as well:

•	If the terminal value multiple is reduced -2 and -5%
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
During 2023, in conjunction with the proposed transaction with Cresco Labs, the Company committed to a plan to sell parts of its operations in Florida, Illinois, Massachusetts, Ohio and New York. The divestiture of the Assets was required for Cresco to close its previously announced acquisition of the Company. On November 4, 2022 the Company and Cresco jointly announced the signing of definitive agreements to divest certain New York, Illinois, and Massachusetts assets to an entity owned and controlled by Sean “Diddy” Combs (the “Combs Transaction”). Accordingly, certain of the Company’s long-lived assets and liabilities held in these three markets were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2022. As a result of the termination of the proposed transaction with Cresco Labs, and termination of the proposed Combs Transaction, it was determined that the assets and liabilities in these three markets should no longer be classified as assets and liabilities held for sale.
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
The changes in assets and liabilities held for sale are as follows as of December 31, 2024 and 2023:

Assets held for Sale	Held for Sale Entities
Balance at December 31, 2022	$29,089
Transferred in/(out)	(27,337)

Balance at December 31, 2023	1,752
Transferred in/(out)	16,026

Balance at December 31, 2024	$17,778

Liabilities associated with assets held for sale	Held for Sale Entities
Balance at December 31, 2022	$20,179
Transferred in/(out)	(18,904)

Balance at December 31, 2023	1,275
Transferred in/(out)	1,381

Balance at December 31, 2024	$2,656

21.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	December 31, 2024	December 31, 2023
Taxes - property and other	$4,912	$12,067
Other accrued expenses	13,477	26,323
Payroll liabilities	10,709	13,260
Other current liabilities	3,741	7,009

Accrued expenses and other current liabilities	$32,839	$58,659

22.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Details of the Company’s selling, general and administrative expenses are summarized in the table below:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Salaries and benefits	$79,723	$89,794	$125,702
Professional fees	10,862	13,290	19,208
Depreciation and amortization	24,897	35,358	59,470
Operating facilities costs	42,329	41,759	42,631
Operating office and general expenses	23,898	10,612	9,879
Advertising and promotion	3,945	5,894	14,173
Other fees and expenses	2,694	2,884	6,267

Total selling, general and administrative expenses	$188,348	$199,591	$277,330

23.	OTHER EXPENSE (INCOME), NET
Details of the Company’s other expense (income), net is summarized in the table below:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Change in fair value of the derivative liability	$502	$(116)	$(6,560)
Change in fair value of the investment in Verano	25,406	—	—
(Gain) on remeasurement of contingent consideration	(1,108)	—	(37,362)
(Gain) loss on disposal group	(52,355)	6,122	—
Loss on held-for-sale disposal group	22,191	—	—
Earnout adjustment	—	—	349
Loss on Restructuring	5,674	5,396	3,089
Other (income) expense, net	(1,997)	(188)	6,605
Rental income	(214)	(2,421)	(3,564)

Total other expense (income), net	$(1,901)	$8,793	$(37,443)

24.	NON-CONTROLLING INTERESTS
The
non-controlling
interests of the Company for each affiliate before intercompany elimination are summarized in the tables below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total
Summarized balance sheet	December 31, 2024
Current assets	$449	$—	$4,119	$590	$660	$—	$—	$22,404	$315	$14,451	$—	$9	$70,727	$113,724
Current liabilities	—	—	(1,946)	(61)	(1,092)	—	—	(7,219)	(2,590)	(1,154)	—	(6)	$(13,820)	(27,888)

Current net assets (liabilities)	449	—	2,173	529	(432)	—	—	15,185	(2,275)	13,297	—	3	56,907	85,836
Non-current assets	$—	$—	$7,622	$—	$521	$—	$5,125	$51,935	$1,025	$22,031	$—	$—	$—	88,259
Non-current liabilities	—	—	(8,627)	(10,973)	(3,957)	—	—	(48,078)	(1,225)	(37,156)	—	—	$(46,070)	(156,086)

Non-current net assets (liabilities)	—	—	(1,005)	(10,973)	(3,436)	—	5,125	3,857	(200)	(15,125)	—	—	(46,070)	(67,827)

Accumulated NCI	$—	$—	$—	$—	$(157)	$—	$—	$1,411	$(2,364)	$—	$—	$3	$(258)	$(1,365)

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Columbia Care Ohio	Columbia Care Missouri	Other	Green Leaf Medical Inc.	Total
Summarized balance sheet	December 31, 2023
Current assets	$1,206	$2,731	$3,208	$590	$316	$10,214	$7	$18,714	$268	$12,977	$—	$9	$30,503	$80,743
Current liabilities	(2,408)	(50)	(1,076)	(63)	(982)	(9,259)	—	(7,581)	(1,532)	(1,014)	—	(5)	(21,089)	(45,059)

Current net assets (liabilities)	(1,202)	2,681	2,132	527	(666)	955	7	11,133	(1,264)	11,963	—	4	9,414	35,684
Non-current assets	515	996	8,295	—	653	31,663	5,118	52,263	1,569	24,083	—	—	2,024	127,179
Non-current liabilities	(19,041)	(1,707)	(9,555)	(10,973)	(3,650)	(18,383)	(1)	(53,131)	(1,333)	(41,955)	—	4	(3,851)	(163,576)

Non-current net assets (liabilities)	(18,526)	(711)	(1,260)	(10,973)	(2,997)	13,280	5,117	(868)	236	(17,872)	—	4	(1,827)	(36,397)

Accumulated NCI	$—	$256	$—	$—	$(149)	$(228)	$—	$797	$(1,642)	$—	$—	$3	$(557)	$(1,520)

The net change in the
non-controlling
interests is summarized in the table below:

	Venture Forth	Columbia Care Arizona- Tempe	Columbia Care Delaware	Columbia Care Puerto Rico	Columbia Care Maryland	Columbia Care Florida	Columbia Care Eastern Virginia	Columbia Care International HoldCo	Columbia Care New Jersey	Access Bryant	Leafy Greens	Columbia Care Ohio	Columbia Care Missouri	Green Leaf Medical Inc.	Other	Total
Balance, December 31, 2021	$(19,114)	$283	$—	$—	$(80)	$—	$(105)	$—	$(277)	$(50)	$—	$1	$(1,360)	$129	$5	$(20,568)
Net income (loss) attributable to NCI	(550)	8	0	—	(37)	0	270	—	302	(826)	—	—	(3,574)	(1,048)	(21)	(5,476)
Other adjustments	19,664	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	19,663

Balance, December 31, 2022	$—	$291	$—	$—	$(117)	$—	$165	$—	$25	$(876)	$—	$—	$(4,934)	$(919)	$(16)	$(6,381)
Net income (loss) attributable to NCI	—	10	—	—	(26)	—	873	—	772	(766)	—	—	—	562	—	1,425
Other adjustments	—	(45)	—	—	(6)	—	(1,266)	—	—	—	—	—	4,934	(200)	19	$3,436

Balance, December 31, 2023	$—	$256	$—	$—	$(149)	$—	$(228)	$—	$797	$(1,642)	$—	$—	$—	$(557)	$3	$(1,520)
Net income (loss) attributable to NCI	—	10	—	—	(8)	—	567	—	614	(723)	—	—	—	300	—	760
Other adjustments	—	(266)	—	—	—	—	(339)	—	—	—	—	—	—	—	—	(605)

Balance, December 31, 2024	$—	$—	$—	$—	$(157)	$—	$—	$—	$1,411	$(2,365)	$—	$—	$—	$(257)	$3	$(1,365)

*	Represents non-controlling interests acquired as a result of the Green Leaf Transaction.
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
Arizona Divestiture
On July 29, 2024, the Company entered into definitive agreements, subject to closing conditions, to dispose of its Arizona operations (the “Arizona Business”) which are comprised of two dispensaries and one cultivation / manufacturing facility. The Arizona Business is being divested for gross proceeds of $15 million, with approximately all $15 million which was received on signing of the definitive agreement.
Eastern Virginia Divestiture
On July 29, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a portion of its Virginia operations (the “East Virginia Business”) which are comprised of six dispensaries and one cultivation / manufacturing facility. The East Virginia Business is being divested for gross proceeds of $90 million, consisting of approximately $20 million in cash, $40 million of equity in the Buyer, Verano Holdings Corp., due on closing of the transaction, and a $30 million seller note payable to the Company over a 14 month period.
Florida Business Divestiture
On August 21,2024 and August 22, 2024, the Company entered into definitive agreements, subject to closing conditions, to dispose, of its Florida operations (the “Florida Business”) which are comprised of fourteen dispensaries and three cultivation / manufacturing facility.
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
The Company has evaluated all events and transactions that occurred after December 31, 2024 through the filing of these audited annual financial statements. Certain subsequent events noted in these audited annual financial statements include the following:

•	On January 15, 2025, the Company completed the sale of a non-operating facility in DE for gross proceeds of $3.4 million, and fully settled the outstanding mortgage on the property of $1.8 million

•
On February 27, 2025, the Company entered into a support agreement (the “
Support Agreement
”) with certain holders (the “
Supporting Noteholders
”) representing approximately 61% of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants, all as described herein (the “
2025 Debt Transaction
”). The Senior Notes consist of: (i) the six percent (6.0%) Senior Secured Convertible Notes due June 29, 2025 for an aggregate amount of US$59.5 million (the “
2025 Notes
”); (ii) the nine and one half percent (9.5%) Senior Secured First-Lien Notes due February 3, 2026 for an aggregate amount of US$185 million (the “
2026 Notes
”); and (iii) the nine percent (9.0%) Senior Secured Convertible Notes due March 19, 2027 for an aggregate amount of US$25.55 million (the “
2027 Notes
”, and together with the 2025 Notes and the 2026 Notes, the “
Senior Notes
”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension
options available to the Company upon payment of a 0.50% fee, payable in cash) (the “
New Senior Notes
”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “
New Convertible Notes
”, and together with the New Senior Notes, the “
New Notes
”).