Form 10-Q
period 2025-03-31
Cannabist Co Holdings Inc.
filed 2025-05-08
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __to __
Commission File Number: 000-56294
_________________________________________________________
THE CANNABIST COMPANY HOLDINGS INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

British Columbia	98-1488978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 Billerica Rd., Suite 204 Chelmsford, Massachusetts	01824
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (978) 910-1486
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
As of May 6, 2025, there were 479,804,364 shares of common stock, no par value per share (the “Common Shares”), outstanding.

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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in thousands of U.S. dollars, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$18,936	$33,607
Accounts receivable, net of credit loss allowance of $7,443 and $6,754, respectively	18,692	21,688
Inventory	90,688	94,516
Prepaid expenses and other current assets	11,775	11,794
Notes receivable	15,038	15,614
Assets held for sale	31,390	17,778
Total current assets	186,519	194,997

Property and equipment, net	218,459	228,396
Right of use assets - operating leases, net	111,686	124,739
Right of use assets - finance leases, net	23,854	25,515
Intangible assets, net	48,035	51,249
Investments	6,073	11,880
Deferred taxes	33,531	32,025
Notes receivable	7,389	11,958
Other non-current assets	13,233	15,414
Total assets	$648,779	$696,173

Liabilities and Equity
Current liabilities:
Accounts payable	$28,832	$41,125
Accrued expenses and other current liabilities	28,332	32,839
Income tax payable	88,834	87,333
Current portion of lease liability - operating leases	7,161	7,386
Current portion of lease liability - finance leases	4,347	4,910
Current portion of long-term debt, net	54,146	52,461
Liabilities held for sale	16,230	2,656
Total current liabilities	227,882	228,710

Long-term debt, net	248,460	249,512
Long-term lease liability - operating leases	113,348	126,215
Long-term lease liability - finance leases	36,958	37,937
Derivative liability	621	621
Other long-term liabilities	83,483	83,237
Total liabilities	710,752	726,232
Commitments and contingencies	—	—
Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of March 31, 2025 and December 31, 2024, respectively, 465,544,642 and 465,638,304 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of March 31, 2025 and December 31, 2024, respectively, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of March 31, 2025 and December 31, 2024, respectively; 7,387,328 and 7,387,328 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	1,157,099	1,156,807
Accumulated deficit	(1,217,705)	(1,185,501)
Equity attributable to The Cannabist Company Holdings Inc.	(60,606)	(28,694)
Non-controlling interest	(1,367)	(1,365)
Total equity	(61,973)	(30,059)
Total liabilities and equity	$648,779	$696,173
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Revenues, net of discounts	$87,440	$122,611
Cost of sales related to inventory production	(58,155)	(80,074)
Gross Margin	29,285	42,537
Fixed asset impairment	(193)	—
Selling, general and administrative expenses	(37,251)	(53,273)
Loss from operations	(8,159)	(10,736)
Other expense:
Interest expense on leases	(730)	(940)
Interest expense	(9,154)	(9,034)
Other income / (expense), net	(13,369)	(4,990)
Total other expense	(23,253)	(14,964)
Loss before provision for income taxes	(31,412)	(25,700)
Income tax expense	(794)	(8,868)
Net loss and comprehensive loss	(32,206)	(34,568)
Net profit attributable to non-controlling interests	(2)	505
Net loss attributable to shareholders	$(32,204)	$(35,073)

Weighted-average number of shares used in earnings per share - basic and diluted	473,012,103	445,633,865
Loss attributable to shares (basic and diluted)	$(0.07)	$(0.08)
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital		Accumulated Deficit		Total The Cannabist Company Holdings Inc. Shareholders' Equity		Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	465,638,304	7,387,328	$1,156,807		$(1,185,501)		$(28,694)		$(1,365)	$(30,059)
Equity-based compensation (1)	(93,662)	—	292		—		292		—	292
Conversion between classes of shares	—	—	—		—		—		—	—
Deconsolidation of subsidiary	—	—	—		—		—		—	—
Net loss	—	—	—		(32,204)		(32,204)		(2)	(32,206)
Balance as of March 31, 2025	465,544,642	7,387,328	$1,157,099	$—	$(1,217,705)	$—	$(60,606)	$—	$(1,367)	$(61,973)

(1)The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(32,206)	$(34,568)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	8,646	13,964
Equity-based compensation	292	3,182
Debt amortization expense	2,596	1,857
Loss on deconsolidation of subsidiaries	6,757	211
Provision for obsolete inventory and other assets	1,252	5,430
Change in fair value of derivative liability	—	2,347
Change in investment fair value	5,807	—
Deferred taxes	(1,636)	(834)
Impairment on fixed assets	193	—
Other	(291)	(92)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,122	1,012
Inventory	(1,372)	(5,297)
Prepaid expenses and other current assets	23	(823)
Notes receivable	4,697	—
Other assets	2,753	129
Accounts payable	(10,642)	7,351
Accrued expenses and other current liabilities	(2,556)	(7,391)
Income taxes payable	1,501	8,898
Other long-term liabilities	(2,112)	(1,587)
Net cash used in operating activities	(15,176)	(6,211)
Cash flows from investing activities:
Purchases of property and equipment	(2,045)	(965)
Proceeds from sale of license	—	329
Net proceeds from sale of business	4,683	2,999
Cash (paid) received on deposits, net	108	40
Net cash provided by investing activities	2,746	2,403
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	15,600
Payment of debt issuance costs	—	(802)
Payment of lease liabilities	(1,466)	(1,762)
Repayment of sellers note	—	(375)
Repayment of mortgage notes	(1,963)	(144)
Net cash (used in) provided by financing activities	(3,429)	12,517

Net (decrease) increase in cash	(15,859)	8,709
Cash and restricted cash at beginning of the period	37,930	39,337
Cash and restricted cash at end of period	$22,071	$48,046
Reconciliation of cash and cash equivalents and restricted cash:
Cash	$18,936	$44,473
Restricted cash	3,135	3,573
Cash and restricted cash, end of period	$22,071	$48,046
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,964	$6,776
Operating cash flows from finance leases	$730	$940
Financing cash flows from finance leases	$1,466	$1,762
Cash paid for interest on other obligations	$14,360	$13,414
Cash paid for income taxes	$1,305	$50
Lease liabilities arising from the recognition of operating right-of-use assets	$—	$1,678
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Three months ended
	March 31, 2025	March 31, 2024
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$768	$572
Discount on issuance of convertible debt	$—	$(5,150)
Reduction in debt from debt to equity conversion	$—	$(10,000)
Increase in equity from debt to equity conversion	$—	$10,000
Assets held for sale	$31,390	$(1,652)
Liabilities held for sale	$16,230	$1,274
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025, and 2024
(Expressed in thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

1.               OPERATIONS OF THE COMPANY
The Cannabist Company Holdings Inc. (“the Company”, “the Parent”, or "The Cannabist Company"), formerly known as Columbia Care Inc., was incorporated under the laws of the Province of Ontario on August 13, 2018. The Company's principal mission is to improve lives by providing cannabis-based products to qualified patients and consumers. The Company’s head office and principal address is 321 Billerica Rd., Suite 204, Chelmsford, Massachusetts 01824. The Company’s registered and records office address is 666 Burrard St #1700, Vancouver, British Columbia V6C 2X8.
On April 26, 2019, the Company completed a reverse takeover (“RTO”) transaction and private placement. Following the RTO, the Company’s Common Shares were listed on Cboe Canada (formerly known as the NEO Exchange), trading under the symbol “CCHW”. Effective September 19, 2023, the Company changed its name from “Columbia Care Inc.” to “The Cannabist Company Holdings Inc.” (the “Name Change”). In connection with the Name Change, on September 21, 2023, the Company’s Common Shares and warrants began trading under the ticker symbols “CBST” and “CBST.WT”, respectively, on Cboe Canada. On September 26, 2023, the Company’s Common Shares began trading on the OTCQX Best Market under the ticker symbol “CBSTF,” and transitioned to the OTCQB in April 2025. The Company’s Common Shares are also listed on the Frankfurt Stock Exchange under the symbol “3LP”.
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
The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2024, and 2023 included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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

Significant Accounting Judgments, Estimates and Assumptions
The Company’s significant accounting policies are described in Note 2 to the Company’s 2024 Form 10-K, filed with the SEC, on March 17, 2025. There have been no material changes to the Company’s significant accounting policies.
Reclassification
Certain reclassifications have been made to the prior years condensed consolidated financial statements and notes to conform to the current year presentation. These reclassifications do not impact the gross margin, loss from operations, loss before provision for income taxes, and net loss and comprehensive loss presented on the condensed consolidated statements of operations and comprehensive loss.
Revenue
The Company’s revenues are disaggregated as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Dispensary	$71,623	$107,238
Cultivation and wholesale	15,817	15,373
	$87,440	$122,611
During the three months ended March 31, 2025, and March 31, 2024 the Company netted discounts of $22,317 and $36,379, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors, and other categories of customers and may include price reductions and coupons.
3.               INVENTORY
Details of the Company’s inventory are shown in the table below:

	March 31, 2025	December 31, 2024
Accessories and supplies	$897	$1,064
Work-in-process - cannabis in cures and final vault	60,338	66,933
Finished goods - dried cannabis, concentrate and edible products	29,453	26,519
Total inventory	$90,688	$94,516
The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $1,252 and $5,430 during the three months ended March 31, 2025 and March 31, 2024, respectively.
Inventory is stated net of provision of $5,274 and $5,478 as of March 31, 2025 and December 31, 2024, respectively.

4.               CURRENT AND LONG-TERM DEBT
Current and long-term obligations, net, are shown in the table below:

	March 31, 2025	December 31, 2024
2026 Notes	$185,000	$185,000
2027 Convertible Notes	25,450	25,450
2025 Convertible Notes	59,500	59,500
Mortgage Note	40,960	42,923
	310,910	312,873
Unamortized debt discount	(4,620)	(6,156)
Unamortized deferred financing costs	(3,684)	(4,744)
Total debt, net	302,606	301,973
Less current portion, net*	(54,146)	(52,461)
Long-term portion	$248,460	$249,512
*The current portion of the debt includes scheduled payments on the mortgage notes, acquisition related promissory notes and acquisition related notes payable, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of March 31, 2025.
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
The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes, which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.
2027 Convertible Notes
On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through March 31, 2025, 983,604 shares were issued to convert $300 principal.
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
January 2024 Debt Exchange

On January 22, 2024, the Company entered into an exchange agreement, as amended on June 30, 2024 and September 30, 2024 (the “Exchange Agreement”), with certain holders of the Company’s 6.0% senior secured 2025 Convertible Notes (the “Holders”), pursuant to which the Company agreed to the repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).
Pursuant to the terms of the Exchange Agreement, the Holders shall:
•by January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;
•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on March 31, 2025, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.
Through December 31, 2024, $10 million of the potential $25 million exchange had been completed. The term of the Exchange Agreement expired as of January 31, 2025.
Mortgages
In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of March 31, 2025. In connection with this mortgage, the Company incurred financing costs of $655.
In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of March 31. 2025. In connection with this mortgage, the Company incurred financing costs of $209.
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
•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723. The mortgage was paid in full on January 15, 2025 with the sale of the property.
Total interest and amortization expense on the Company’s debt obligations during the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Interest expense on debt	$7,052	$7,315
Amortization of debt discount	1,535	1,214
Amortization of debt issuance costs	1,008	643
Other interest expense (income), net	(441)	(138)
Total interest expense, net	$9,154	$9,034
The weighted average interest rate on the Company’s indebtedness was 8.85%.
2025 Debt Transaction
On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the 2025 Convertible Notes; (ii) the 2026 Notes; and (iii) the 2027 Notes (together with the 2025 Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025

Debt Transaction, among other provisions, the holders of the 2025 Convertible Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.5% fee, payable in cash) (the “New Senior Notes”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “New Convertible Notes”, and together with the New Senior Notes, the “New Notes”). On April 29, 2025, the holders of Senior Notes (the “Senior Noteholders”) voted to approve the Arrangement (the “Arrangement Resolution”) for the 2025 Debt Transaction at the special meeting of Senior Noteholders (the “Meeting”). The Arrangement Resolution, which required the approval of at least 66 2/3% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting, was approved by over 75% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting. The 2025 Debt Transaction remains subject to the satisfaction of certain closing conditions, including court approval, which is currently opposed by a holder of the 2025 Notes.
5.   PROPERTY AND EQUIPMENT
Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	March 31, 2025	December 31, 2024
Land and buildings	$109,052	$115,277
Furniture and fixtures	5,179	6,804
Equipment	32,112	34,367
Computers and software	2,284	2,363
Leasehold improvements	154,351	155,529
Construction in process	5,369	6,565
Total property and equipment, gross	308,347	320,905
Less: Accumulated depreciation	(89,888)	(92,509)
Total property and equipment, net	$218,459	$228,396

	Three months ended
	March 31, 2025	March 31, 2024
Total depreciation expense for three months ended	$4,645	$8,338
Included in:
Costs of sales related to inventory production	$2,999	$5,201
Selling, general and administrative expenses	$1,646	$3,137
6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	March 31, 2025	December 31, 2024
Prepaid expenses	$7,878	$8,719
Short term deposits	728	914
Other current assets	3,007	1,932
Excise and sales tax receivable	162	229
Prepaid expenses and other current assets	$11,775	$11,794

7.   OTHER NON-CURRENT ASSETS
Details of the Company’s other non-current assets are summarized in the table below:

	March 31, 2025	December 31, 2024
Long term deposits	$7,715	$8,604
Long term tax receivable	1,608	1,712
Investment in affiliates	775	775
Restricted cash	3,135	4,323
Other non-current assets	$13,233	$15,414
8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	March 31, 2025	December 31, 2024
Taxes - property and other	$3,822	$4,912
Other accrued expenses	8,702	13,477
Payroll liabilities	12,808	10,709
Other current liabilities	3,000	3,741
Accrued expenses and other current liabilities	$28,332	$32,839
The change in other accrued expenses includes the resolution of a previously disclosed lawsuit relating to the Green Leaf Transaction, as disclosed in the Company's Form 10-Q for the quarter ended March 31, 2024.
9.   SHAREHOLDERS’ EQUITY
The Company had the following activity during the three months ended March 31, 2025:
•Cancelled 93,662 of Restricted Stock Units (RSUs).

10.  WARRANTS
As of March 31, 2025 and December 31, 2024, outstanding equity-classified warrants to purchase Common Shares consisted of the following:

	March 31, 2025		December 31, 2024
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21, 2026	11,122,105	$1.96	11,122,105	$1.96
October 1, 2025	648,783	8.12	648,783	8.12
	11,770,888	$2.30	11,770,888	$2.30

Warrant activity for the nine months ended March 31, 2025 and 2024 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance as of December 31, 2023	17,165,833	$4.83
Expired	—	—
Balance as of March 31, 2024	17,165,833	$4.83

Balance as of December 31, 2024	11,770,888	$2.30
Expired	—	—
Balance as of March 31, 2025	11,770,888	$2.30
11.  LOSS PER SHARE
Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(32,206)	$(34,568)
Less: net profit attributable to non-controlling interests	(2)	505
Net loss attributable to shareholders	$(32,204)	$(35,073)

Denominator:
Weighted average shares outstanding - basic and diluted	473,012,103	445,633,865
Loss per share - basic and diluted	$(0.07)	$(0.08)

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
Additionally, the Company may be contingently liable with respect to other claims incidental to the ordinary course of its operations. Except as described below, in the opinion of management, and based on management’s consultation with legal counsel, the ultimate outcome of such other matters will not have a materially adverse effect on the Company. Accordingly, no provision has been made in these consolidated financial statements for losses, if any, which might result from the ultimate disposition of these matters should they arise.

Murchinson Ltd., an investment manager of holders of 2025 Notes and 2027 Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claims breach of contract and civil conspiracy. The Applicant seeks from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. A hearing is scheduled for May 12, 2025. Although the Company believes in the merits of its legal and factual arguments, the final outcome of the legal proceedings with respect to the 2025 Debt Transaction, including the oppression application, cannot be determined at this time.
13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Investment securities	$6,073	$—	$—	$6,073
Total assets	$6,073	$—	$—	$6,073
Derivative liability	$—	$—	$(621)	$(621)
Total liabilities	$—	$—	$(621)	$(621)

December 31, 2024
Investment securities	$11,880	$—	$—	$11,880
Total assets	$11,880	$—	$—	$11,880
Derivative liability	$—	$—	$(621)	$(621)
Total liabilities	$—	$—	$(621)	$(621)
During the period included in these financial statements, there were no transfers of amounts between levels.
Level 1 investment securities are stated at observable inputs such as quoted prices in active markets.
The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion Period	Increase or decrease in conversion period will result in an increase or decrease in fair value
There has been no change in the valuation methodology for the three months ended March 31, 2025. The carrying amounts of cash and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, the current portion of long-term debt, and lease liability as of March 31, 2025 and December 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2025 and December 31, 2024. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
14.  INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Licenses	$108,127	$109,973
Trademarks	23,810	23,810
Customer relationships	15,263	15,263
Total intangible assets	147,200	149,046
Less: accumulated amortization	(99,165)	(97,797)
Total intangible assets, net	$48,035	$51,249
Amortization expense for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Amortization expense	2,402	3,261
15.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses are summarized in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Salaries and benefits	$16,439	$25,774
Professional fees	1,789	2,556
Depreciation and amortization	4,731	7,080
Operating facilities costs	7,702	11,080
Operating office and general expenses	5,040	5,372
Advertising and promotion	1,029	1,005
Other fees and expenses	521	406
Total selling, general and administrative expenses	$37,251	$53,273
16.   OTHER (INCOME) EXPENSE, NET
Other expense, net is summarized in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Change in fair value of the derivative liability	$—	$2,347
Change in fair value of investments	5,807	—
Restructuring expense	2,696	2,576
Other (income) /expense, net	(1,867)	(87)
Adjustment for held-for-sale	3,519	—
Loss on disposal	3,238	211
Rental income	(24)	(57)
Total other (income) expense, net	$13,369	$4,990

During the three months ended March 31, 2025 and 2024, the Company recorded $2,696 and $2,576 in restructuring expense, respectively. As of March 31, 2025 and 2024, the balance outstanding on the Company’s restructuring reserve was $1,827 and $4,921 respectively.

Loss on disposal arose primarily on the divestitures of a California store and related real estate as delineated in Note 17 below, and is stated net of any gains and losses attributable to minority investors.
17.  DIVESTITURE
Utah Business Divestiture
On October 6, 2023, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Utah operations (the “Utah Business”) which are considered non-core and comprised of one dispensary and one cultivation facility. The Utah Business was divested for gross proceeds of approximately $6.5 million, with approximately $3.9 million due on closing of the transaction, and a $2.6 million Seller note payable to the Company not later than July 2025. The sale of the Utah assets was completed on March 7, 2024 and the Company received an early settlement of the Seller note on April 1, 2025 in the amount of $2.0 million.
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
Florida Business Divestiture

On November 7, 2024, the Company sold the majority of its Florida operations (the "Florida Business") through the sale of fourteen dispensaries and two cultivation / manufacturing facilities for gross proceeds of $5 million, consisting of approximately $3 million in cash and $2 million of promissory note. Following the sale of the Florida Business, the Company had one license and one cultivation facility in the state, neither of which remained in active operation. On April 17, 2025, the Company sold the license for $5 million in cash, with the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state. On April 25, 2025, the Company entered into a definitive agreement, subject to closing conditions, to sell the cultivation facility for $11 million.
Milford, Delaware Divestiture
On January 15, 2025, the Company sold its Milford II cultivation property, which had not yet been developed and was a non-operating asset.  Gross proceeds from the sale were $3.37 million, approximately $1.8 million of which was used to fully settle the outstanding mortgage on the property.
North Hollywood, California Divestiture
On March 18, 2025, the Company entered into a Definitive Agreement, subject to closing conditions, to dispose of its North Hollywood dispensary (the "NoHo store").  The NoHo store was divested for gross proceeds of approximately $1.375 million, with approximately $715 thousand paid up-front and the balance due on completion of closing conditions.

The table below summarizes the operating results of the disposed of business for the three months ended March 31, 2025, and 2024:

	Three months ended
	March 31, 2025	March 31, 2024
Utah
Revenue	—	943
Expense	—	822
California
Revenue	5,043	—
Expense	5,135	—
Total
Revenue	$5,043	$943
Expense	$5,135	$822
18.  NET ASSETS HELD FOR SALE
During 2023, the Company committed to a plan to sell its Utah operations. Accordingly, certain of the assets and liabilities held by the Company’s Utah subsidiary were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2023. The sale of the Utah assets was completed on March 7, 2024.

On November 7, 2024, the Company sold its Florida Business through the sale of fourteen dispensaries and two cultivation / manufacturing facilities for gross proceeds of $5 million, consisting of approximately $3 million in cash and $2 million of promissory note. Following the sale of the Florida Business, the Company had one license and one cultivation facility in the state, neither of which remained in active operation. On April 17, 2025, the Company sold the license for $5 million in cash, with the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state. On April 25, 2025, the Company entered into a definitive agreement, subject to closing conditions, to sell the cultivation facility for $11 million.

In early 2024, the Company committed to a plan to sell its Illinois operations (the “Illinois Business) which are comprised of two dispensaries and one cultivation / manufacturing facility. On February 4, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Illinois operations for gross proceeds of $7.2 million due on closing of the transaction. On expiration of the related exclusivity period, the Company has entered into a Letter of Intent with an alternative Buyer for gross proceeds of $7.5 million. Terms of that alternative transaction are still to be finalized.

The planned disposals as of March 31, 2025 did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the consolidated statements of operations and comprehensive loss as of March 31, 2025 and December 31, 2024. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	March 31, 2025	December 31, 2024
Cash	$239	$239
Accounts receivable	1,906	34
Inventory	3,958	364
Prepaid expenses and other current assets	976	381
Property, plant and equipment	9,725	9,516
Right-of-use assets	9,641	2,364
Right of use assets - finance leases, net	167	102
Intangible assets, net	4,778	4,778
Assets held for sale	$31,390	$17,778
Accounts payable and other liabilities	$(2,869)	$(104)
Lease liabilities	(13,361)	(2,552)
Liabilities held for sale	$(16,230)	$(2,656)
The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.
19.  SUBSEQUENT EVENTS
•On April 3, 2025, the Company entered into definitive agreements to divest its DeSoto, San Diego, CA store for $1 million in gross proceeds.
•On April 15, 2025, the Company entered into definitive agreements to divest its THC, San Diego, CA store for $1 million in gross proceeds
•On April 17, 2025, the Company sold its remaining license in Florida for $5 million in cash, with the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state.
•On April 29, 2025 the holders of Senior Notes (the “Senior Noteholders”) voted to approve the Arrangement (the “Arrangement Resolution”) at the special meeting of Senior Noteholders held on April 29, 2025 (the “Meeting”). The Arrangement Resolution, which required the approval of at least 66 2/3% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting, was approved by over 75% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three months ended March 31, 2025 and 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2024 Form 10-K filed with the SEC on March 17, 2025 and subsequent securities filings.
The Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
OVERVIEW OF THE CANNABIST COMPANY

The Cannabist Company, formerly known as Columbia Care, is one of the most experienced cultivators, manufacturers and providers of cannabis products and related services, with licenses in 13 U.S. jurisdictions. The Company operates 84 facilities including 66 dispensaries and 18 cultivation and manufacturing facilities, including those under development. Columbia Care, now The Cannabist Company, is one of the original multi-state providers of cannabis in the U.S. and now delivers industry-leading products and services to both the medical and adult-use markets. In 2021, the Company launched Cannabist, its retail brand, creating a national dispensary network that leverages proprietary technology platforms. The company offers products spanning flower, edibles, oils and tablets, and manufactures popular brands including dreamt, Seed & Strain, Triple Seven, Hedy, gLeaf, Classix, Press, and Amber.
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
Statement of Operations:

	Three months ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Revenues	$87,440	$122,611	$(35,171)	(29)%
Cost of sales related to inventory production	(58,155)	(80,074)	21,919	(27)%
Gross profit	29,285	42,537	(13,252)	(31)%
Fixed asset impairment	(193)	—	(193)	—%
Selling, general and administrative expenses	(37,251)	(53,273)	16,022	(30)%
Loss from operations	(8,159)	(10,736)	2,577	(24)%
Other income / (expense), net	(23,253)	(14,964)	(8,289)	55%
Income tax expense	(794)	(8,868)	8,074	(91)%
Net loss	(32,206)	(34,568)	2,362	(7)%
Net profit attributable to non-controlling interests	(2)	505	(507)	(100)%
Net loss attributable to The Cannabist Company Holdings Inc.	(32,204)	(35,073)	2,869	(8)%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.07)	$(0.08)	$0.01	(13)%
Weighted average number of shares outstanding—basic and diluted	473,012,103	445,633,865

Summary of Balance Sheet items:

	March 31, 2025	December 31, 2024
Total Assets	$648,779	$696,173
Total Liabilities	$710,752	$726,232
Total Long-Term Liabilities	$482,870	$497,522
Total Equity	$(61,973)	$(30,059)
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Revenues	$87,440	$122,611	$(35,171)	(29)%
Cost of sales related to inventory production	(58,155)	(80,074)	21,919	(27)%
Gross profit	29,285	42,537	(13,252)	(31)%
Fixed asset impairment	(193)	—	(193)	—%
Selling, general and administrative expenses	(37,251)	(53,273)	16,022	(30)%
Operating expenses	(37,444)	(53,273)	15,829	(30)%
Loss from operations	(8,159)	(10,736)	2,577	(24)%
Other income / (expense), net	(23,253)	(14,964)	(8,289)	55%
Loss before provision for income taxes	(31,412)	(25,700)	(5,712)	22%
Income tax expense	(794)	(8,868)	8,074	(91)%
Net loss	(32,206)	(34,568)	2,362	(7)%
Net profit attributable to non-controlling interests	(2)	505	(507)	(100)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(32,204)	$(35,073)	$2,869	(8)%
Revenues
The decrease in revenue of $35,171 for the three months ended March 31, 2025, as compared to the prior year period, was driven by the net decline in revenue of $17,195 in our existing retail and wholesale operations and a decline of $24,393 from the sale or closure of certain operations. This was partly offset by changes in regulation to adult use, and expansion of new retail facilities and which contributed to a revenue growth of $6,417 during the three months ended March 31, 2025, as compared to the prior period.
Cost of Sales
The decrease in cost of sales of $21,919 for the three months ended March 31, 2025, as compared to the prior year period, was driven by a cost of sales decrease of $9,373 in our existing retail and wholesale operations, including from inventory impairment, and from the sale or closure of certain operations of $14,269. This was partly offset by an increase of $1,723 from the expansion of new retail facilities, as compared to the prior period.
Gross Profit
The decrease in gross profit of $13,252 for the three months ended March 31, 2025, as compared to the prior year period, was directly attributable to the decline in revenues and the decline in cost of sales as described above.
Operating Expenses
The decrease of $15,829 in operating expenses for the three months ended March 31, 2025, as compared to the prior year period, was primarily attributable to a decrease in salary and benefits expenses of $9,335, operating facilities costs of $3,378, depreciation and amortization of $2,349, professional fees of $767, and operating office and general expenses of $332. This was partially offset by an increase in other fees and expenses of $115, advertisement and promotion expense of $24, and a fixed asset impairment charge of $193 for the three months ended March 31, 2025.

Other Income / (expense), Net
The increase in other expenses, net of $8,289 for the three months ended March 31, 2025, as compared to the prior year period, was primarily due to a decrease in change in fair value of investments of $5,807, an increase in loss on held for sale of $3,519, loss on disposal group of $3,027, restructuring expense of $120, interest expense, net of $120, and a decrease in rental income of $33. This was partially offset by a decrease in expenses related to change in fair value of the derivative liability of $2,347, a decrease in interest expense on leases of $210, and a decrease in other income (expense), net of $1,780.

Provisions for Income Taxes
The Company recorded income tax expense of $794 for the three months ended March 31, 2025, as compared to an income tax expense of $8,868 for the three months ended March 31, 2024.

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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025, and 2024:

	Three months ended
	March 31, 2025	March 31, 2024
Net loss	$(32,206)	$(34,568)
Income tax	794	8,868
Depreciation and amortization	8,646	13,964
Interest expense, net and debt amortization	12,559	12,480
EBITDA (Non-GAAP measure)	(10,207)	744
Adjustments:
Share-based compensation	292	3,182
Fair-value changes on investments and derivative liabilities	5,807	2,346
Adjustments for acquisition and other non-core costs	2,755	6,245
Restructuring expense	2,696	2,576
Fixed asset impairment	193	—
Adjustment for held-for-sale	3,519	—
Loss on disposal group	3,238	211
Adjusted EBITDA (Non-GAAP measure)	$8,293	$15,304
Revenue	$87,440	$122,611
Adjusted EBITDA (Non-GAAP measure)	$8,293	$15,304
Adjusted EBITDA margin (Non-GAAP measure)	9.5%	12.5%
Revenue	$87,440	$122,611
Gross profit	$29,285	$42,537
Gross margin	33.5%	34.7%

Adjusted EBITDA
The decrease in Adjusted EBITDA for the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.
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

Recent Financing Transactions

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

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, will be amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes, which were capitalized and will be amortized over the term of the 2026 Notes using the effective interest rate method.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes are senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrue interest in arrears which is payable semi-annually and mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through March 31, 2025, 983,604 shares were issued to convert $300 principal.

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

January 2024 Debt Exchange

On January 22, 2024, the Company entered into an exchange agreement, as amended on June 30, 2024 and September 30, 2024 (the “Exchange Agreement”), with certain holders of the Company’s 6.0% senior secured 2025 Convertible Notes (the “Holders”), pursuant to which the Company agreed to the repurchase of up to $25 million principal amount of the 2025 Convertible Notes in exchange for Common Shares (the “January 2024 Debt Exchange”).

Pursuant to the terms of the Exchange Agreement, the Holders shall:

•by January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.41 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice;
•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on March 31, 2025, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed. The term of the Exchange Agreement expired as of January 31, 2025.

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $18,133 as of March 31, 2025. In connection with this mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,734 as of March 31. 2025. In connection with this mortgage, the Company incurred financing costs of $209.

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

•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723. The mortgage was paid in full on January 15, 2025 with the sale of the property.

The weighted average interest rate on the Company’s indebtedness was 8.85%.
2025 Debt Transaction

On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the 2025 Convertible Notes; (ii) the 2026 Notes; and (iii) the 2027 Notes (together with the 2025 Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Convertible Notes and the 2026 Notes will exchange their Senior Notes for an equal principal amount of 9.25% senior secured notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.5% fee, payable in cash) (the “New Senior Notes”) and the holders of the 2027 Notes will be given the right to elect to receive either (i) an equal principal amount of New Senior Notes or (ii) an equal principal amount of newly issued 9.0% convertible notes, which will have the same conversion price as the existing 2027 Notes but will have the same extended maturity date as the New Senior Notes (the “New Convertible Notes”, and together with the New Senior Notes, the “New Notes”). On April 29, 2025, the holders of Senior Notes (the “Senior Noteholders”) voted to approve the Arrangement (the “Arrangement Resolution”) for the 2025 Debt Transaction at the special meeting of Senior Noteholders (the “Meeting”). The Arrangement Resolution, which required the approval of at least 66 2/3% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting, was approved by over 75% of the votes cast by the Senior Noteholders present in person or by proxy at the Meeting. The 2025 Debt Transaction remains subject to the satisfaction of certain closing conditions, including court approval, which is currently opposed by a holder of the 2025 Notes.

Cash Flows
The following table summarizes the sources and uses of cash for each of the periods presented:

	Three months ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(15,176)	$(6,211)
Net cash provided by investing activities	2,746	2,403
Net cash (used in) provided by financing activities	(3,429)	12,517
Net decrease in cash	$(15,859)	$8,709
Operating Activities

During the three months ended March 31, 2025, operating activities used $15,176 of cash, primarily resulting from a net loss of $32,206, deferred tax of $1,636, other expenses of $291, and net change in operating assets and liabilities of $6,586;

this was partly offset by, primarily, depreciation and amortization of $8,646, equity based compensation of $292, debt amortization expenses of $2,596, loss on deconsolidation of subsidiary of $6,757, provision for obsolete inventory and other assets of $1,252, change in investment fair value of $5,807, and impairment of fixed assets of $193. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable of $10,642, accrued expenses and other current liabilities of $2,556, other long-term liabilities of $2,112, and an increase in inventory of $1,372; this was partially offset by a decrease in accounts receivable of $1,122, prepaid expenses and other current assets of $23, other assets of $2,753, and a decrease in income tax payable of $1,501.

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
Investing Activities
During the three months ended March 31, 2025, investing activities provided $2,746 of cash, mainly due to the proceeds from the sale of the Milford, DE property and a part the CA business of $4,683, and cash received on deposits, net of $108. This was partially offset by purchases of property and equipment of $2,045.

During the three months ended March 31, 2024, investing activities provided $2,403 of cash mainly due to the proceeds from the sale of the UT business of $2,999, proceeds from sale of license of $329, and cash received on deposits, net of $40. This was partially offset by purchases of property and equipment of $965.
Financing Activities
During the three months ended March 31, 2025, financing activities used $3,429 of cash, mainly due to payment of lease liabilities of $1,466, and repayment of mortgage notes of $1,963.

During the three months ended March 31, 2024, financing activities provided $12,517 of cash, mainly due to proceeds from issuance of convertible debt of $15,600. This was partially offset by payment of lease liabilities of $1,762, payment of debt issuance costs of $802, repayment of sellers note of $375, and repayment of mortgage notes of $144.

Contractual Obligations and Commitments
The following table summarizes contractual obligations as of March 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$266,352	$20,122	$25,727	$25,021	$22,742	$20,278	$152,462
Sale-leaseback commitments	208,643	7,833	10,743	11,090	11,449	11,819	155,709
2026 Notes	185,000		185,000
Interest on 2025 notes and 2026 notes	17,576	8,788	8,788
Convertible debt (principal)	84,950	59,500		25,450
Interest on convertible debt	5,794	2,930	2,291	573
Mortgage notes (principal)	40,960	515	16,457	18,021	5,967
Mortgage notes (interest)	9,315	3,112	4,065	1,684	454
Total contractual obligations	818,590	102,800	253,071	81,839	40,612	32,097	308,171
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
Financial Risk Management
We are exposed, in varying degrees, to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2025 and December 31, 2024, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.
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
As of March 31, 2025, and December 31, 2024, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
Price Risk
Price risk is the risk of variability in fair value due to movements in equity or market prices. We are subject to the risk of price variability pursuant to our products due to competitive or regulatory pressures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant material changes to the market risks as disclosed in the Company’s 2024 Form 10-K. See also Financial Risk Management in Part I, Item 2 of this Form 10-Q.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Murchinson Ltd., an investment manager of holders of 2025 Notes and 2027 Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claims breach of contract and civil conspiracy. The Applicant seeks from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. A hearing is scheduled for May 12, 2025. Although the Company believes in the merits of its legal and factual arguments, the final outcome of the legal proceedings with respect to the 2025 Debt Transaction, including the oppression application, cannot be determined at this time.

Item 1A. Risk Factors
As of the date of this filing, except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2024 Form 10-K, which is incorporated by reference herein.

The completion of the 2025 Debt Transaction may not occur or may be delayed by litigation

The 2025 Debt Transaction may not occur or may be delayed because it is currently the subject of litigation (as further described in Item 1. Legal Proceedings above) and could be the subject of future litigation. If the 2025 Debt Transaction is not completed or its completion is materially delayed, then the market price or value of the Senior Notes and/or of the Common Shares may decline. The Company’s business, financial condition or results of operations could also be subject to various material adverse consequences, including in connection with, in particular, the upcoming maturity of 2025 Notes. If the 2025 Debt Transaction is not completed, the Company will more than likely face significant liquidity challenges starting in mid-2025 unless an alternative transaction can be completed.

The Company may not be able to retain or hire necessary qualified personnel
The Company’s ability to retain or hire qualified personnel is subject to a variety of uncertainties due to the challenging financial conditions facing both the industry and the Company. If the Company is unable to retain or hire sufficiently qualified resources, the Company may have difficulty executing on its operational and strategic plans.
Item 2. Unregistered Sales of Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a)Not applicable.

b)Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
4.1
Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2
Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3
Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4
Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5
Trust Indenture made as of May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6
Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7
First Supplemental Indentures dated as of June 19, 2020 between Columbia Care Inc and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8
Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.9
Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.10
Second Supplemental Indenture dated June 29, 2021 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on January 28, 2022)

4.11
Third Supplemental Indenture dated February 2, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.11 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.12
Fourth Supplemental Indenture dated February 3, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.12 of the Registrant’s amended Registration Statement on Form 10, filed with the SEC on February 15, 2022)

4.13
Fifth Supplemental Indenture dated May 5, 2022 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on May 11, 2022)

4.14
Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

4.15
Sixth Supplemental Indenture dated September 20, 2023 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.15 of the Registrant's Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024)

4.16
Seventh Supplemental Indenture dated March 19, 2024 between The Cannabist Company Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed with the SEC on March 20, 2024)

4.17
Eighth Supplemental Indenture dated March 12, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., and Odyssey Trust Company (incorporated by reference to Exhibit 4.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 17, 2025)

10.1#†
Support Agreement dated February 27, 2025 between The Cannabist Company Holdings Inc., The Cannabist Company Holdings (Canada) Inc., each of their respective direct and indirect subsidiaries signatory thereto and the certain noteholders signatory thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2025)

10.2
Fractional CHRO Engagement Agreement, dated August 6, 2024, between ourCHRO, LLC and The Cannabist Company Holdings Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q, filed with the SEC on August 8, 2024)

10.3*	Amendment #1, dated April 29, 2025, to Fractional CHRO Engagement Agreement between our CHRO, LLC and The Cannabist Company Holdings Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________________
*Filed herewith.
#† Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant customarily and actually treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
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

THE CANNABIST COMPANY HOLDINGS INC.

Date: May 8, 2025	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer