Form 10-Q
period 2025-06-30
Cannabist Co Holdings Inc.
filed 2025-08-07
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
As of August 4, 2025, there were 491,745,341 shares of common stock, no par value per share (the “Common Shares”), outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•the impact of the Company's corporate restructuring activities, including, without limitation, the Company’s debt restructuring as contemplated by the Support Agreement (as defined below);
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as well as subsequent filings. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in thousands of U.S. dollars, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$15,456	$33,607
Accounts receivable, net of credit loss allowance of $7,113 and $6,754, respectively	19,207	21,688
Inventory	70,905	94,516
Prepaid expenses and other current assets	13,310	11,794
Notes receivable	571	15,614
Assets held for sale	48,709	17,778
Total current assets	168,158	194,997

Property and equipment, net	212,442	228,396
Right of use assets - operating leases, net	98,208	124,739
Right of use assets - finance leases, net	22,481	25,515
Intangible assets, net	41,487	51,249
Investments	3,860	11,880
Deferred income tax assets	331	32,025
Notes receivable	3,977	11,958
Other non-current assets	12,894	15,414
Total assets	$563,838	$696,173

Liabilities and Equity
Current liabilities:
Accounts payable	$28,835	$41,125
Accrued expenses and other current liabilities	18,551	32,839
Income tax payable	87,606	87,333
Current portion of lease liabilities - operating leases	6,748	7,386
Current portion of lease liabilities - finance leases	4,027	4,910
Current portion of long-term debt, net	754	52,461
Liabilities held for sale	32,486	2,656
Total current liabilities	179,007	228,710

Long-term debt, net	297,704	249,512
Long-term lease liabilities - operating leases	99,287	126,215
Long-term lease liabilities - finance leases	35,978	37,937
Derivative liabilities	980	621
Other long-term liabilities	89,728	83,237
Total liabilities	702,684	726,232
Commitments and contingencies	—	—
Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of June 30, 2025 and December 31, 2024, respectively, 491,745,341 and 465,638,304 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of June 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of June 30, 2025 and December 31, 2024, respectively, 7,387,328 and 7,387,328 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	1,157,612	1,156,807
Accumulated deficit	(1,295,586)	(1,185,501)
Equity attributable to The Cannabist Company Holdings Inc.	(137,974)	(28,694)
Non-controlling interest	(872)	(1,365)
Total equity	(138,846)	(30,059)
Total liabilities and equity	$563,838	$696,173
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net of discounts	$86,350	$125,190	$173,790	$247,801
Cost of sales related to inventory production	(69,197)	(77,138)	(127,352)	(157,212)
Gross margin	17,153	48,052	46,438	90,589
Fixed asset impairment	—	—	(193)	—
Selling, general and administrative expenses	(32,990)	(40,046)	(70,241)	(93,319)
Profit (loss) from operations	(15,837)	8,006	(23,996)	(2,730)
Other expense:
Interest expense on leases	(712)	(895)	(1,442)	(1,835)
Interest expense	(14,685)	(9,716)	(23,839)	(18,750)
Other income (expense), net	(2,931)	(1,396)	(16,300)	(6,386)
Total other expense	(18,328)	(12,007)	(41,581)	(26,971)
Loss before provision for income taxes	(34,165)	(4,001)	(65,577)	(29,701)
Income tax expense	(43,221)	(9,642)	(44,015)	(18,510)
Net loss and comprehensive loss	(77,386)	(13,643)	(109,592)	(48,211)
Net profit attributable to non-controlling interests	495	698	493	$1,203
Net loss attributable to shareholders	$(77,881)	$(14,341)	$(110,085)	$(49,414)

Weighted-average number of shares used in earnings per share - basic and diluted	484,713,110	460,653,957	478,894,930	453,143,911
Loss attributable to shares (basic and diluted)	$(0.16)	$(0.03)	$(0.23)	$(0.11)
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital		Accumulated Deficit		Total The Cannabist Company Holdings Inc. Shareholders' Equity		Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	465,638,304	7,387,328	$1,156,807		$(1,185,501)		$(28,694)		$(1,365)	$(30,059)
Equity-based compensation (1)	(93,662)	—	292		—		292		—	292
Net loss	—	—	—		(32,204)		(32,204)		(2)	(32,206)
Balance as of March 31, 2025	465,544,642	7,387,328	$1,157,099	$—	$(1,217,705)	$—	$(60,606)	$—	$(1,367)	$(61,973)
Equity-based compensation (1)	6,872,394	—	525		—		525		—	525
Conversion of convertible note	19,328,305	—	—		—		—		—	—
Distributions	—	—	(12)		—		(12)		—	(12)
Net loss	—	—	—		(77,881)		(77,881)		495	(77,386)
Balance as of June 30, 2025	491,745,341	7,387,328	$1,157,612	$—	$(1,295,586)	$—	$(137,974)	$—	$(872)	$(138,846)

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(109,592)	$(48,211)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	16,851	27,547
Equity-based compensation	935	(4,962)
Debt amortization expense	10,678	4,307
Provision for credit losses	2,238	964
Loss on deconsolidation of subsidiaries	10,494	624
Loss on early extinguishment of note	3,227	—
Provision for obsolete inventory and other assets	10,572	5,642
Change in fair value of derivative liabilities	359	2,329
Change in investment fair value	6,520	—
Deferred income taxes	31,694	(1,080)
Legal settlement	—	(1,108)
Impairment on fixed assets	193	—
Other	106	(343)
Changes in operating assets and liabilities
Accounts receivable	(840)	(4,868)
Inventory	4,656	(10,140)
Prepaid expenses and other current assets	(2,665)	(3,214)
Notes receivable	19,350	—
Other assets	4,082	728
Accounts payable	(9,108)	4,138
Accrued expenses and other current liabilities	(12,616)	12
Income taxes payable	273	17,367
Other long-term liabilities	1,521	609
Net cash used in operating activities	(11,072)	(9,659)
Cash flows from investing activities:
Purchases of property and equipment	(3,856)	(2,629)
Proceeds from sale of license	4,000	329
Net proceeds from sale of businesses	5,687	2,999
Cash received on deposits, net	108	157
Net cash provided by investing activities	5,939	856
Cash flows from financing activities:
Proceeds from issuance of debt	—	15,600
Payment of debt issuance costs	(12,155)	(802)
Payment of lease liabilities	(1,466)	(3,582)
Repayment of sellers note	—	(750)
Repayment of debt	(100)	(13,228)
Repayment of mortgage notes	(353)	(279)
Distributions	(12)	(333)
Taxes paid on equity based compensation	(120)	(1,255)
Net cash used in financing activities	(14,206)	(4,629)
Net decrease in cash	(19,339)	(13,432)
Cash and restricted cash at beginning of the period	37,930	39,337
Cash and restricted cash at end of period	$18,591	$25,905
Reconciliation of cash and restricted cash:
Cash	$15,456	$22,332
Restricted cash	3,135	3,573
Cash and restricted cash, end of period	$18,591	$25,905

The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Six months ended
	June 30, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,855	$13,565
Operating cash flows from finance leases	$1,438	$1,835
Financing cash flows from finance leases	$2,799	$3,582
Cash paid for interest on other obligations	$26,104	$20,575
Cash paid for income taxes	$5,766	$1,507
Lease liabilities arising from the recognition of finance right-of-use assets	$—	$3,639
Lease liabilities arising from the recognition of operating right-of-use assets	$—	$7,436
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$—	$386
Discount on issuance of convertible debt	$—	$(5,150)
Reduction in debt from debt to equity conversion	$—	$(10,200)
Increase in equity from debt to equity conversion	$—	$10,200
Equity issued for legal settlement	$—	$2,620
Exchange of notes and convertible notes for new notes and convertible notes	$269,950	$—
Assets held for sale	$30,931	$(1,652)
Liabilities held for sale	$29,830	$1,274
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, and 2024
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
2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of preparation
The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).
The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2024, and 2023 included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
Reclassification
Certain reclassifications have been made to the prior period's condensed consolidated interim financial statements and notes to conform to the current year presentation. These reclassifications do not impact the gross margin, profit (loss) from operations, loss before provision for income taxes, and net loss and comprehensive loss presented on the condensed consolidated interim statements of operations and comprehensive loss.
Revenue
The Company’s revenues are disaggregated as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Dispensary	$67,960	$106,093	$139,583	$213,331
Cultivation and wholesale	18,390	19,097	34,207	34,470
	$86,350	$125,190	$173,790	$247,801
During the three and six months ended June 30, 2025, the Company netted discounts of $22,935 and $45,252, respectively, against the revenues. During the three and six months ended June 30, 2024, the Company netted discounts of $37,505 and $73,884, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors, and other categories of customers and may include price reductions and coupons.
3.               INVENTORY
Details of the Company’s inventory are shown in the table below:

	June 30, 2025	December 31, 2024
Accessories and supplies	$630	$1,064
Work-in-process - cannabis in cures and final vault	43,340	66,933
Finished goods - dried cannabis, concentrate and edible products	26,935	26,519
Total inventory	$70,905	$94,516
The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $9,319 and $10,571 during the three and six months ended June 30, 2025, respectively. As a result of certain restructuring efforts, there were write-downs of $211 and $5,617 during the three and six months ended June 30, 2024.
Inventory is stated net of provision of $2,364 and $5,478 as of June 30, 2025 and December 31, 2024, respectively.

4.               CURRENT AND LONG-TERM DEBT
Current and long-term obligations, net, are shown in the table below:

	June 30, 2025	December 31, 2024
2026 Notes	$—	$185,000
2027 Convertible Notes	—	25,450
2025 Convertible Notes	—	59,500
2028 Notes	250,750	—
2028 Convertible Notes	19,200	—
Mortgage Note	40,789	42,923
	310,739	312,873
Unamortized debt discount	(11,873)	(6,156)
Unamortized deferred financing costs	(408)	(4,744)
Total debt, net	298,458	301,973
Less current portion, net*	(754)	(52,461)
Long-term portion	$297,704	$249,512
*The current portion of the debt includes scheduled payments on the mortgage notes, convertible notes, and notes, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of June 30, 2025.
2026 Notes
On February 3, 2022, the Company closed a private placement (the “February 2022 Private Placement”) of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes were senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% senior secured first-lien notes (the “13.0% Term Debt”), pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.
The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt premium and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, was being amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes, which were capitalized and were being amortized over the term of the 2026 Notes using the effective interest rate method.
On May 29, 2025, the 2026 Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized debt premium, debt issuance costs, collector fees, and third party legal fees of $2,216 were written off.
2027 Convertible Notes
On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Convertible Notes”) and received aggregate gross proceeds of $15,600. The 2027 Convertible Notes were senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Convertible Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on March 19, 2027. In connection with the offering of the 2027 Convertible Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through June 30, 2025, 983,604 shares were issued to convert $300 principal.

The principal amount of the 2027 Convertible Notes and the conversion price were denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Convertible Notes therefore represented an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Convertible Notes, the Company was unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Convertible Notes. The Company fair valued the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative were recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt discount and debt issuance costs were being amortized over the term of the 2027 Convertible Notes.
On May 29, 2025, the 2027 Convertible Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized debt discount and debt issuance costs of $3,759 were written off.
2025 Convertible Notes
On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74.5 million. The 2025 Convertible Notes were senior secured obligations of the Company and accrued interest payable semiannually in arrears and were scheduled to mature on June 29, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes shall be convertible, at the option of the holder, from the date of issuance until the date that is 10 days prior to their maturity date into Common Shares of the Company at a conversion price equal to $6.49 payable on the business day prior to the date of conversion, adjusted downwards for any cash dividends paid to holders of Common Shares and other customary adjustments. The Company may redeem the 2025 Convertible Notes at par, in whole or in part, on or after June 29, 2023, if the volume weighted average price of the Common Shares trading on the Canadian Stock Exchange or Cboe Canada for 15 of the 30 trading days immediately preceding the day on which the Company exercises its redemption right, exceeds 120.0% of the conversion price of the 2025 Convertible Notes at a Redemption Price equal to 100.0% of the principal amount of the 2025 Convertible Notes redeemed, plus accrued but unpaid interest, if any, up to but excluding the Redemption Date.
The 2025 Convertible Notes required interest-only payments until June 29, 2025, at a rate of 6.0% per annum, payable semi-annually in June and December and commencing in December 2021. The 2025 Convertible Notes were schedule to mature on June 29, 2025. The Company incurred financing costs of $3,190 in connection with the 2025 Convertible Notes. The principal amount of the 2025 Convertible Notes and the conversion price were denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2025 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2025 Convertible Notes, the Company was unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $15,099 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the 2025 Convertible Notes. The Company fair valued the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative were recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt discount was amortized over the term of the 2025 Convertible Notes.
On May 29, 2025, the 2025 Convertible Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized finance costs of $973, were written off.
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
•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2025, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.
Through December 31, 2024, $10 million of the potential $25 million exchange had been completed. The term of the Exchange Agreement expired as of January 31, 2025.
2025 Debt Transaction (the 2028 Notes and the 2028 Convertible Notes)
On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the 2025 Convertible Notes; (ii) the 2026 Notes; and (iii) the 2027 Notes (together with the 2025 Convertible Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Convertible Notes and the 2026 Notes exchanged their Senior Notes for an equal principal amount of 9.25% Senior Secured Notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.5% fee, payable in cash) (the “2028 Notes”) and the holders of the 2027 Notes received either (i) an equal principal amount of the 2028 Notes or (ii) if elected, an equal principal amount of newly issued 9.0% convertible notes, which have the same conversion price as the existing 2027 Notes but will the same extended maturity date as the 2028 Notes (the “2028 Convertible Notes”, and together with the 2028 Notes, the “New Notes”).

The 2028 Notes and 2028 Convertible Notes require interest-only payments until December 31, 2028, payable semi-annually in June and December and commencing in December 2025 until maturity. The Company incurred financing costs of $12,155 in connection with the 2025 Debt Transaction. The principal amount of the 2028 Convertible Notes and the conversion price are denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2028 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2028 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $230 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the 2028 Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt financing costs are amortized over the term of the 2028 Notes and 2028 Convertible Notes.

In addition, as part of the 2025 Debt Transaction, the Company issued 118,209,105 warrants to the Company shareholders on a pro rata basis, see Note 10 Warrants.

The 2028 Notes and 2028 Convertible Notes are secured by a first-priority security interest in all present and after-acquired personal property of the Company, including a pledge of the Equity Interests owned by the Issuer and each Guarantor; and a collateral assignment of leases in respect of certain leasehold property and all of the Company's interests therein as defined in the Amended and Restated Trust Indenture.

The Company completed its 2025 Debt Transaction effective May 29, 2025 following receipt of court approval.
Mortgages
In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,920 as of June 30, 2025. In connection with this mortgage, the Company incurred financing costs of $655.
In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,549 as of June 30, 2025. In connection with this mortgage, the Company incurred financing costs of $209.
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
Total interest and amortization expense on the Company’s debt obligations during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense on debt	$6,929	$7,398	$13,980	$14,713
Amortization of debt discount	4,621	1,500	6,156	2,505
Amortization of debt issuance costs	3,514	950	4,522	1,802
Other interest expense (income), net	(379)	(132)	(819)	(270)
Total interest expense, net	$14,685	$9,716	$23,839	$18,750
The weighted average interest rate on the Company’s indebtedness was 9.23%.

5.   PROPERTY AND EQUIPMENT
Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	June 30, 2025	December 31, 2024
Land and buildings	$109,052	$115,277
Furniture and fixtures	4,930	6,804
Equipment	30,349	34,367
Computers and software	2,019	2,363
Leasehold improvements	148,627	155,529
Construction in process	5,556	6,565
Total property and equipment, gross	300,533	320,905
Less: accumulated depreciation	(88,091)	(92,509)
Total property and equipment, net	$212,442	$228,396

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total depreciation expense for three and six months ended	$4,566	$8,314	$9,211	$16,652
Included in:
Costs of sales related to inventory production	$3,008	$5,216	$6,007	$10,417
Selling, general and administrative expenses	$1,558	$3,098	$3,204	$6,235
6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	June 30, 2025	December 31, 2024
Prepaid expenses	$9,085	$8,719
Short term deposits	1,033	914
Other current assets	3,163	1,932
Excise and sales tax receivable	29	229
Prepaid expenses and other current assets	$13,310	$11,794

7.   OTHER NON-CURRENT ASSETS
Details of the Company’s other non-current assets are summarized in the table below:

	June 30, 2025	December 31, 2024
Long term deposits	$7,376	$8,604
Long term tax receivable	1,608	1,712
Investment in affiliates	775	775
Restricted cash	3,135	4,323
Other non-current assets	$12,894	$15,414

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	June 30, 2025	December 31, 2024
Taxes - property and other	$1,706	$4,912
Other accrued expenses	6,269	13,477
Payroll liabilities	7,917	10,709
Other current liabilities	2,659	3,741
Accrued expenses and other current liabilities	$18,551	$32,839
9.   SHAREHOLDERS’ EQUITY
The Company had the following activity during the three and six months ended June 30, 2025:
•Cancelled 93,662 of Restricted Stock Units (RSUs) during the six months ended June 30, 2025.
•Issued 6,872,394 common shares upon vesting of Restricted Stock Units (RSUs).
•Issued 19,328,305 common shares in connection with the 2028 Convertible Notes.
10.  WARRANTS
As of June 30, 2025 and December 31, 2024, outstanding warrants to purchase Common Shares consisted of the following:

	June 30, 2025		December 31, 2024
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21, 2026	11,122,105	$1.96	11,122,105	$1.96
October 1, 2025	648,783	8.12	648,783	8.12
May 29, 2027	118,246,947	$0.14	—	$—
	130,017,835	$0.34	11,770,888	$2.30
Warrant activity for the six months ended June 30, 2025 and 2024 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance as of December 31, 2023	17,165,833	$4.83
Issued	—	—
Expired	—	—
Balance as of June 30, 2024	17,165,833	$4.83

Balance as of December 31, 2024	11,770,888	$2.30
Issued	118,246,947	0.14
Expired	—	—
Balance as of June 30, 2025	130,017,835	$0.34

11.  LOSS PER SHARE
Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss	$(77,386)	$(13,643)	$(109,592)	$(48,211)
Less: net profit attributable to non-controlling interests	495	698	493	1,203
Net loss attributable to shareholders	$(77,881)	$(14,341)	$(110,085)	$(49,414)

Denominator:
Weighted average shares outstanding - basic and diluted	484,713,110	460,653,957	478,894,930	453,143,911
Loss per share - basic and diluted	$(0.16)	$(0.03)	$(0.23)	$(0.11)

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

Murchinson Ltd., an investment manager of holders of 2025 Convertible Notes and 2027 Convertible Notes, subsequently exchanged for 2028 Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) (the "Court") on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claimed breach of contract and civil conspiracy. The Applicant sought from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. By order dated May 21, 2025, the Court ruled in favor of the Company and the 2025 Debt Transaction was subsequently closed. Murchinson Ltd. has filed appeals to the Court of Appeal for Toronto that are currently pending.

13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2025
Investment securities	$3,860	$—	$—	$3,860
Total assets	$3,860	$—	$—	$3,860
Derivative liabilities	$—	$—	$(980)	$(980)
Total liabilities	$—	$—	$(980)	$(980)

December 31, 2024
Investment securities	$11,880	$—	$—	$11,880
Total assets	$11,880	$—	$—	$11,880
Derivative liability	$—	$—	$(621)	$(621)
Total liabilities	$—	$—	$(621)	$(621)
During the period included in these financial statements, there were no transfers of amounts between levels.
Level 1 investment securities are stated at observable inputs such as quoted prices in active markets.
The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion period	Increase or decrease in conversion period will result in an increase or decrease in fair value
There has been no change in the valuation methodology for the six months ended June 30, 2025. The carrying amounts of cash and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, the current portion of long-term debt, and lease liabilities as of June 30, 2025 and December 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2025 and December 31, 2024. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

14.  INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Licenses	$99,163	$109,973
Trademarks	23,075	23,810
Customer relationships	15,264	15,263
Total intangible assets	137,502	149,046
Less: accumulated amortization	(96,015)	(97,797)
Total intangible assets, net	$41,487	$51,249
Amortization expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense	$2,203	$2,904	$4,605	$6,165
15.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Salaries and benefits	$14,000	$13,362	$30,439	$39,136
Professional fees	2,025	2,392	3,814	4,948
Depreciation and amortization	4,443	6,685	9,174	13,765
Operating facilities costs	7,440	10,590	15,142	21,670
Operating office and general expenses	3,750	5,335	8,790	10,707
Advertising and promotion	1,325	802	2,354	1,807
Other fees and expenses	7	880	528	1,286
Total selling, general and administrative expenses	$32,990	$40,046	$70,241	$93,319
16.   OTHER (INCOME) EXPENSE, NET
Other (income) expense, net is summarized in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Change in fair value of the derivative liability	$359	$(18)	$359	$2,329
Change in fair value of investments	713	—	6,520	—
Restructuring expense	(1,592)	1,966	1,104	4,542
Other (income) /expense, net	37	(907)	(1,830)	(994)
Adjustment for held-for-sale	(651)	—	2,868	—
Loss on disposal	4,089	413	7,327	624
Rental income	(24)	(58)	(48)	(115)
Total other expense, net	$2,931	$1,396	$16,300	$6,386

During the six months ended June 30, 2025 and 2024, the Company recorded $1,104 and $4,542 in restructuring expense, respectively. As of June 30, 2025 and 2024, the balance outstanding on the Company’s restructuring reserve was $1,267 and $$4,731 respectively.

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
Arizona Divestiture
On July 29, 2024, the Company entered into definitive agreements, subject to closing conditions, to dispose of its Arizona operations (the "Arizona Business") which are comprised of two dispensaries and one cultivation / manufacturing facility. The Arizona Business was divested for gross proceeds of $15 million, with approximately all $15 million which was received on signing of the definitive agreement.
Eastern Virginia Divestiture
On July 29, 2024, the Company entered into a definitive agreement, subject to closing conditions, to dispose of a portion of its Virginia operations (the "East Virginia Business") which are comprised of six dispensaries and one cultivation / manufacturing facility. The East Virginia Business was divested for gross proceeds of $90 million, consisting of approximately $20 million in cash, $40 million of equity in the Buyer, Verano Holdings Corp., due on closing of the transaction, and a $30 million seller note payable to the Company over a 14 month period.
In May 2025, the Company reached an agreement on the early settlement of the balance on this seller note Receivable, with a $10.0 million one-time payment made as full and early settlement of the note. Accordingly, there is a $0 balance receivable on the note as of June 30, 2025.

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
DeSoto, California Divestiture
On April 3, 2025, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its DeSoto, San Diego, dispensary (the "DeSoto store"). The DeSoto store was divested for gross proceeds of approximately $1 million, with approximately $500 thousand paid up-front and the balance due on completion of closing conditions.

THC, California Divestiture
On April 15, 2025, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its THC, San Diego, dispensary (the "THC store"). The THC store was divested for gross proceeds of approximately $1 million, with approximately $500 thousand paid up-front and the balance due on completion of closing conditions.
Florida License Divestiture
On April 17, 2025, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Florida paper License (the "Florida License"). The Florida License store was divested for gross proceeds of approximately $5 million, with approximately $4 million paid up-front and the balance due on completion of closing conditions.

The table below summarizes the operating results of the disposed of business for the three and six months ended June 30, 2025, and 2024:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Utah
Revenue	$—	$—	$—	$943
Expense	$—	$—	$—	$822
California
Revenue	$131	$—	$4,575	$—
Expense	$325	$—	$5,083	$—
Total
Revenue	$131	$—	$4,575	$943
Expense	$325	$—	$5,083	$822

18.  NET ASSETS HELD FOR SALE
During 2023, the Company committed to a plan to sell its Utah operations. Accordingly, certain of the assets and liabilities held by the Company’s Utah subsidiary were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2023. The sale of the Utah assets was completed on March 7, 2024.

On November 7, 2024, the Company sold its Florida Business through the sale of fourteen dispensaries and two cultivation / manufacturing facilities for gross proceeds of $5 million, consisting of approximately $3 million in cash and $2 million of promissory note. Following the sale of the Florida Business, the Company had one license and one cultivation facility in the state, neither of which remained in active operation. On April 17, 2025, the Company sold the license for $5 million in cash, with the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state. The company continues to market for future disposition of a cultivation facility in Florida. On April 25, 2025, the Company entered into a definitive agreement, subject to closing, to sell the cultivation site for $11 million.

In early 2025, the Company committed to a plan to sell its Illinois operations (the “Illinois Business") which are comprised of two dispensaries and one cultivation / manufacturing facility.

In early 2025, the Company also committed to a plan to sell its remaining California operations (the "remaining California Business") which is comprised of three dispensaries and one cultivation / manufacturing facility.  During the six months ended June 30, 2025, the Company disposed of two of the three dispensaries, see Note 17 Divestitures (DeSoto and THC).  In July 2025, the cultivation / manufacturing facility was divested, see Note 19 Subsequent Events.
The planned disposals as of June 30, 2025 did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the condensed consolidated interim statements of operations and comprehensive loss as of June 30, 2025 and December 31, 2024. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	June 30, 2025	December 31, 2024
Cash	$—	$239
Accounts receivable	1,081	34
Inventory	7,413	364
Prepaid expenses and other current assets	893	381
Property, plant and equipment	13,149	9,516
Right-of-use assets	24,282	2,364
Right of use assets - finance leases, net	104	102
Intangible assets, net	1,787	4,778
Assets held for sale	$48,709	$17,778
Accounts payable and other liabilities	$(6,109)	$(104)
Lease liabilities	(26,377)	(2,552)
Liabilities held for sale	$(32,486)	$(2,656)
The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

19.  SUBSEQUENT EVENT
•On or about July 2, 2025, the Company entered into definitive agreements to divest its Balboa, CA manufacturing facility for approximately $738 thousand in gross proceeds
•On July 16, 2025, the Compensation Committee of the Board of Directors (the “Board”) of The Cannabist Company Holdings Inc. (the “Company”) approved a Transaction Bonus Plan (the “Bonus Plan”). Under the Bonus Plan, the Company will establish a bonus pool (the “Bonus Pool”). The size of the Bonus Pool will be 1.50% of the transaction value, as defined and determined by the Compensation Committee, for divestitures or other strategic transactions, not previously approved by the Board, that are closed while the Bonus Plan is in effect. The Bonus Pool, if qualifying divestitures or strategic transactions are completed, will be funded directly from funds available for general corporate purposes and will be capped at $5,000,000. Certain key employees of the Company who are designated as participants will be eligible to be paid a bonus or bonuses based on individual allocations of the Bonus Pool, as determined by the Compensation Committee.
•On July 17, 2025, Jesse Channon, the Company’s President, entered into a second amended and restated employment agreement with the Company pursuant to which the termination and change of control provisions of Mr. Channon’s amended and restated employment agreement with Company, dated March 11, 2024, were amended to provide that if Mr. Channon resigns for “Good Reason” (as defined in the Channon A&R Employment Agreement), Mr. Channon will receive an amount equal to 18 months of his then current Base Salary plus target bonus, less all applicable withholdings and deductions, paid over an 18-month period, and the Company shall pay its share of Mr. Channon’s health insurance premiums to continue Mr. Channon’s health insurance coverage for 18 months beyond the termination date.
•On or about August 4, 2025, the Company entered into definitive agreements to divest three dispensaries in Pennsylvania for $10 million in gross proceeds and also signed a supply agreement with the same buyer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six months ended June 30, 2025 and 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2024 Form 10-K filed with the SEC on March 17, 2025 and subsequent securities filings.
The Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
OVERVIEW OF THE CANNABIST COMPANY

The Cannabist Company, formerly known as Columbia Care, is one of the most experienced cultivators, manufacturers and providers of cannabis products and related services, with licenses in 12 U.S. jurisdictions. The Company operates 71 facilities including 53 dispensaries and 18 cultivation and manufacturing facilities, including those under development. Columbia Care, now The Cannabist Company, is one of the original multi-state providers of cannabis in the U.S. and now delivers industry-leading products and services to both the medical and adult-use markets. In 2021, the Company launched Cannabist, its retail brand, creating a national dispensary network that leverages proprietary technology platforms. The company offers products spanning flower, edibles, oils and tablets, and manufactures popular brands including dreamt, Seed & Strain, Triple Seven, Hedy, gLeaf, Classix, Press, and Amber.

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
Statement of Operations:

	Three months ended				Six months ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Revenues	$86,350	$125,190	$(38,840)	(31)%	$173,790	$247,801	$(74,011)	(30)%
Cost of sales related to inventory production	(69,197)	(77,138)	7,941	(10)%	(127,352)	(157,212)	29,860	(19)%
Gross profit	17,153	48,052	(30,899)	(64)%	46,438	90,589	(44,151)	(49)%
Fixed asset impairment	—	—	—	—%	(193)	—	(193)	—%
Selling, general and administrative expenses	(32,990)	(40,046)	7,056	(18)%	(70,241)	(93,319)	23,078	(25)%
Profit (loss) from operations	(15,837)	8,006	(23,843)	(298)%	(23,996)	(2,730)	(21,266)	779%
Other income / (expense), net	(18,328)	(12,007)	(6,321)	53%	(41,581)	(26,971)	(14,610)	54%
Income tax expense	(43,221)	(9,642)	(33,579)	348%	(44,015)	(18,510)	(25,505)	138%
Net loss	(77,386)	(13,643)	(63,743)	467%	(109,592)	(48,211)	(61,381)	127%
Net profit attributable to non-controlling interests	495	698	(203)	(29)%	493	1,203	(710)	(59)%
Net loss attributable to The Cannabist Company Holdings Inc.	(77,881)	(14,341)	(63,540)	443%	(110,085)	(49,414)	(60,671)	123%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.16)	$(0.03)	$(0.13)	416%	$(0.23)	$(0.11)	$(0.12)	111%
Weighted average number of shares outstanding—basic and diluted	484,713,110	$460,653,957			478,894,930	$453,143,911

Summary of Balance Sheet items:

	June 30, 2025	December 31, 2024
Total Assets	$563,838	$696,173
Total Liabilities	$702,684	$726,232
Total Long-Term Liabilities	$523,677	$497,522
Total Equity	$(138,846)	$(30,059)

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenues	$86,350	$125,190	$(38,840)	(31)%
Cost of sales related to inventory production	(69,197)	(77,138)	7,941	(10)%
Gross profit	17,153	48,052	(30,899)	(64)%
Selling, general and administrative expenses	(32,990)	(40,046)	7,056	(18)%
Profit (loss) from operations	(15,837)	8,006	(23,843)	(298)%
Other income / (expense), net	(18,328)	(12,007)	(6,321)	53%
Income tax expense	(43,221)	(9,642)	(33,579)	348%
Net loss	(77,386)	(13,643)	(63,743)	467%
Net profit attributable to non-controlling interests	495	698	(203)	(29)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(77,881)	$(14,341)	$(63,540)	443%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.16)	$(0.03)	$(0.13)	416%
Weighted average number of shares outstanding—basic and diluted	484,713,110	460,653,957
Revenues
The decrease in revenue of $38,840 for the three months ended June 30, 2025, as compared to the prior year period, was driven by the net decline in revenue of $10,902 in our existing retail and wholesale operations and a decline of $30,387 from the sale or closure of certain operations. This was partly offset by changes in regulation to adult use which contributed to a revenue growth of $2,449 during the three months ended June 30, 2025, as compared to the prior period.
Cost of Sales
The decrease in cost of sales of $7,941 for the three months ended June 30, 2025, as compared to the prior year period, was driven by a cost of sales decrease from the sale or closure of certain operations of $17,435. This was partly offset by an increase of $9,494 in our existing retail and wholesale operations, including from inventory impairment.
Gross Profit
The decrease in gross profit of $30,899 for the three months ended June 30, 2025, as compared to the prior year period, was directly attributable to the decline in revenues and the decline in cost of sales as described above.
Operating Expenses
The decrease of $7,065 in operating expenses for the three months ended June 30, 2025, as compared to the prior year period, was primarily attributable to decreases in operating facilities costs of $3,150, depreciation and amortization of $2,242, operating office and general expenses of $1,585, professional fees of $367, and other fees and expenses of $873. This was partially offset by increases in salaries and benefits of expenses of $638 and advertisement and promotion expense of $523 for the three months ended June 30, 2025.
Other Income / (expense), Net
The increase in other expenses, net of $6,321 for the three months ended June 30, 2025, as compared to the prior year period, was primarily due to increases in interest expense, net of $4,969, loss on disposal group of $3,676, change in fair value of investments of $713, change in fair value of the derivative liability of $377, and a decrease in rental income of $34. This was partially offset by decreases in restructuring expense of $3,558, loss on held for sale of $651, and interest expense on leases of $183.

Provisions for Income Taxes

The Company recorded income tax expense of $43,221 for the three months ended June 30, 2025, as compared to an income tax expense of $9,642 for the three months ended June 30, 2024.

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenues	$173,790	$247,801	$(74,011)	(30)%
Cost of sales related to inventory production	(127,352)	(157,212)	29,860	(19)%
Gross profit	46,438	90,589	(44,151)	(49)%
Fixed asset impairment	(193)	—	(193)	—%
Selling, general and administrative expenses	(70,241)	(93,319)	23,078	(25)%
Loss from operations	(23,996)	(2,730)	(21,266)	779%
Other income / (expense), net	(41,581)	(26,971)	(14,610)	54%
Income tax expense	(44,015)	(18,510)	(25,505)	138%
Net loss	(109,592)	(48,211)	(61,381)	127%
Net profit attributable to non-controlling interests	493	1,203	(710)	(59)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(110,085)	$(49,414)	$(60,671)	123%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.23)	$(0.11)	$(0.12)	111%
Weighted average number of shares outstanding—basic and diluted	478,894,930	453,143,911
Revenues
The decrease in revenue of $74,011 for the six months ended June 30, 2025, as compared to the prior year period, was driven by the net decline in revenue of $23,854 in our existing retail and wholesale operations and a decline of $56,319 from the sale or closure of certain operations. This was partly offset by changes in regulation to adult use which contributed to a revenue growth of $6,162 during the six months ended June 30, 2025, as compared to the prior period
Cost of Sales
The decrease in cost of sales of $29,860 for the six months ended June 30, 2025, as compared to the prior year period, was driven by the sale or closure of certain operations of $32,238. This was partly offset by an increase of $2,378 in our existing retail and wholesale operations, including from inventory impairment, as compared to the prior period.
Gross Profit
The decrease in gross profit of $44,151 for the six months ended June 30, 2025, as compared to the prior year period, was directly attributable to the decline in revenues and the decline in cost of sales as described above.
Operating Expenses
The decrease of $23,078 in operating expenses for the six months ended June 30, 2025, as compared to the prior year period, was primarily attributable to decreases in salary and benefits expenses of $8,697, operating facilities costs of $6,528, depreciation and amortization of $4,591, operating office and general expenses of $1,917, professional fees of $1,134, and other fees and expenses of $758. This was partially offset by an increase in advertisement and promotion expense of $547 for the six months ended June 30, 2025.
Other Income / (expense), Net
The increase in other expenses, net of $14,610 for the six months ended June 30, 2025, as compared to the prior year period, was primarily due to a increases in change in fair value of investments of $6,520, loss on held for sale of $2,868, loss on disposal group of $6,703, interest expense, net of $5,089, and a decrease in rental income of $67. This was partially offset by decreases change in fair value of the derivative liability of $1,970, restructuring expense of $3,438, interest on leases of $393, and other income (expense), net of $836.

Provisions for Income Taxes
The Company recorded income tax expense of $44,015 for the six months ended June 30, 2025, as compared to an income tax expense of $18,510 for the six months ended June 30, 2024.
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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025, and 2024:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(77,386)	$(13,643)	$(109,592)	$(48,211)
Income tax	43,221	9,642	44,015	18,510
Depreciation and amortization	8,205	13,583	16,851	27,547
Interest expense, net and debt amortization	18,029	13,121	30,588	25,601
EBITDA (Non-GAAP measure)	(7,931)	22,703	(18,138)	23,447
Adjustments:
Share-based compensation	643	(8,144)	935	(4,962)
Legal settlement	—	(1,108)	—	(1,108)
Fair-value changes on investments and derivative liabilities	1,072	(18)	6,879	2,329
Adjustments for acquisition and other non-core costs	12,853	1,726	15,608	7,971
Restructuring expense	(1,592)	1,966	1,104	4,542
Fixed asset impairment	—	—	193	—
Adjustment for held-for-sale	(651)	—	2,868	—
Loss on disposal group	4,089	412	7,327	624
Adjusted EBITDA (Non-GAAP measure)	$8,483	$17,537	$16,776	$32,843
Revenue	$86,350	$125,190	$173,790	$247,801
Adjusted EBITDA (Non-GAAP measure)	$8,483	$17,537	$16,776	$32,843
Adjusted EBITDA margin (Non-GAAP measure)	9.8%	14.0%	9.7%	13.3%
Revenue	$86,350	$125,190	$173,790	$247,801
Gross profit	$17,153	$48,052	$46,438	$90,589
Gross margin	19.9%	38.4%	26.7%	36.6%

Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2025, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.
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
Recent Financing Transactions

2026 Notes

On February 3, 2022, the Company closed a private placement (the “February 2022 Private Placement”) of $185,000 aggregate principal amount of 9.50% senior-secured first-lien notes due 2026 (the “2026 Notes”) and received aggregate gross proceeds of $153,250. The 2026 Notes were senior secured obligations of the Company and were issued at 100.0% of face value. The 2026 Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on February 3, 2026, unless earlier redeemed or repurchased. The Company may redeem the 2026 Notes at par, in whole or in part, on or after February 3, 2024, as more particularly described in the fourth supplemental trust indenture governing the 2026 Notes. In connection with the offering of the 2026 Notes, the Company exchanged $31,750 of the Company’s existing 13.0% senior secured first-lien notes (the “13.0% Term Debt”), pursuant to private agreements in accordance with the trust indenture, for an equivalent amount of 2026 Notes plus accrued but unpaid interest and any negotiated premium thereon.

The premium and paid interest were paid out of funds raised from the February 2022 Private Placement. The total unamortized debt premium and debt issuance costs of $2,153, related to the modified portion of the 13.0% Term Debt, was being amortized over the term of the 2026 Notes using the effective interest method. The Company incurred $7,189 in creditor fees in connection with the modified 13.0% Term Debt and 2026 Notes and $301 in third-party legal fees related to 2026 Notes, which were capitalized and were being amortized over the term of the 2026 Notes using the effective interest rate method.

On May 29, 2025, the 2026 Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized debt premium, debt issuance costs, collector fees, and third party legal fees of $2,216 were written off.

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes were senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through June 30, 2025, 983,604 shares were issued to convert $300 principal.

The principal amount of the 2027 Convertible Notes and the conversion price were denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2027 Convertible Notes therefore represented an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2027 Convertible Notes, the Company was unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $2,632 on the date of issuance of debt with a corresponding debt discount and debt issuance costs of $5,952, reflected as a reduction to the carrying value of the 2027 Convertible Notes. The Company fair valued the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative were recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt discount and debt issuance costs were being amortized over the term of the 2027 Convertible Notes.

On May 29, 2025, the 2027 Convertible Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized debt discount and debt issuance costs of $3,759 were written off.

2025 Convertible Notes

On June 29, 2021, the Company completed an offering of 6.0% Secured Convertible Notes Due 2025 (“2025 Convertible Notes”) for an aggregate principal amount of $74.5 million. The 2025 Convertible Notes were senior secured obligations of the Company and accrued interest payable semiannually in arrears and were scheduled to mature on June 29, 2025, unless earlier converted, redeemed, or repurchased.

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

The 2025 Convertible Notes required interest-only payments until June 29, 2025, at a rate of 6.0% per annum, payable semi-annually in June and December and commencing in December 2021. The 2025 Convertible Notes were scheduled to mature on June 29, 2025. The Company incurred financing costs of $3,190 in connection with the 2025 Convertible Notes. The principal amount of the 2025 Convertible Notes and the conversion price were denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2025 Convertible Notes therefore represented an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2025 Convertible Notes, the Company was unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $15,099 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the 2025 Convertible Notes. The Company fair valued the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative were recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt discount was amortized over the term of the 2025 Convertible Notes.

On May 29, 2025, the 2025 Convertible Notes were exchanged for the 2028 Notes, see 2025 Debt Transactions (the 2028 Notes and the 2028 Convertible Notes). At the time of the exchange, the remaining unamortized finance costs of $973, were written off.

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

•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and

•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on June 30, 2025, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5% discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.

Through December 31, 2024, $10 million of the potential $25 million exchange had been completed. The term of the Exchange Agreement expired as of January 31, 2025.

2025 Debt Transaction (the 2028 Notes and the 2028 Convertible Notes)

On February 27, 2025, the Company entered into a support agreement (the “Support Agreement”) with certain holders (the “Supporting Noteholders”) of the aggregate principal amount of issued Senior Notes (as defined below) regarding the exchange of their Senior Notes for new notes having a later maturity date and additional covenants (the “2025 Debt Transaction”). The Senior Notes consist of: (i) the 2025 Convertible Notes; (ii) the 2026 Notes; and (iii) the 2027 Convertible Notes (together with the 2025 Convertible Notes and the 2026 Notes, the “Senior Notes”). Under the terms of the 2025 Debt Transaction, among other provisions, the holders of the 2025 Convertible Notes and the 2026 Notes exchanged their Senior Notes for an equal principal amount of 9.25% Senior Secured Notes due December 31, 2028 (subject to two six-month extension options available to the Company upon payment of a 0.5% fee, payable in cash) (the new “2028 Notes”) and the holders of the 2027 Convertible Notes received either (i) an equal principal amount of the 2028 Notes or (ii) if elected, an equal principal amount of newly issued 9.0% convertible notes, which have the same conversion price as the existing 2027 Convertible Notes but will the same extended maturity date as the 2028 Notes (the new “2028 Convertible Notes”, and together with the 2028 Notes, the “New Notes”).

The 2028 Notes and 2028 Convertible Notes require interest-only payments until December 31, 2028, payable semi-annually in June and December and commencing in December 2025 until maturity. The Company incurred financing costs of $12,155 in connection with the 2025 Debt Transaction. The principal amount of the 2028 Convertible Notes and the conversion price are denominated in U.S. dollars. As the debt was issued out of the Company's Canadian Holding company, but the functional currency of the Company is US Dollars, the amount of the liability to be settled depends on the applicable foreign exchange rate on the date of settlement. The 2028 Convertible Notes therefore represent an obligation to issue a fixed number of shares for a variable amount of liability. Due to this conversion feature within the 2028 Convertible Notes, the Company is unable to obtain an exception from derivative accounting. Accordingly, this conversion feature was accounted for as an embedded derivative liability and measured at fair value of $230 on the date of issuance of debt with a corresponding debt discount, reflected as a reduction to the carrying value of the 2028 Convertible Notes. The Company fair values the derivative liability at each balance sheet date. Changes in fair value of the embedded derivative are recognized in the condensed consolidated interim statements of operations and comprehensive loss. The debt financing costs are amortized over the term of the 2028 Notes and 2028 Convertible Notes.

In addition, as part of the 2025 Debt Transaction, the Company issued 118,209,105 warrants to the Company shareholders on a pro rata basis, see Note 10 Warrants.

The 2028 Notes and 2028 Convertible Notes are secured by a first-priority security interest in all present and after-acquired personal property of the Company, including a pledge of the Equity Interests owned by the Issuer and each Guarantor; and a collateral assignment of leases in respect of certain leasehold property and all of the Company's interests therein as defined in the Amended and Restated Trust Indenture.

The Company completed its 2025 Debt Transaction effective May 29, 2025 following receipt of court approval.

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,920 as of June 30, 2025. In connection with this mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,549 as of June 30, 2025. In connection with this mortgage, the Company incurred financing costs of $209.

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

The weighted average interest rate on the Company’s indebtedness was 9.23%.
Cash Flows
The following table summarizes the sources and uses of cash for each of the periods presented:

	Six months ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(11,072)	$(9,659)
Net cash provided by investing activities	5,939	856
Net cash used in financing activities	(14,206)	$(4,629)
Net decrease in cash	$(19,339)	$(13,432)
Operating Activities

During the six months ended June 30, 2025, operating activities used $11,072 of cash, primarily resulting from a net loss of $109,592 and this was partly offset by deferred income tax of $31,694, depreciation and amortization of $16,851, debt amortization expenses of $10,678, loss on deconsolidation of subsidiary of $10,494, change in investment fair value of $6,520, loss on early extinguishment of note of $3,227, provision for credit losses of $2,238, provision for obsolete inventory and other assets of $10,752, equity based compensation of $935, change in fair value of derivative liability of $359, impairment of fixed assets of $193, other expenses of $106, and net change in operating assets and liabilities of $13,953. The net change in operating assets and liabilities was primarily due to a decrease in notes receivable of $19,350, a decrease in inventory of $4,656, a decrease in other assets of $4,082; this was partially offset by a decrease in accrued expenses and other current liabilities of $12,616, a decrease in accounts payable of $9,108, an increase in income tax payable of $273, an increase in other long-term liabilities of $1,521, an increase in accounts receivable of $840, and an increase prepaid expenses and other current assets of $2,665.

During the six months ended June 30, 2024, operating activities used $9,659 of cash, primarily resulting from a net loss of $48,211, deferred taxes of $1,080, other items of $343, and equity-based compensation expense of $4,962, legal settlement of $1,108; this was partially offset by depreciation and amortization of $27,547, debt amortization expense of $4,307, provision for credit losses of $964, provision for obsolete inventory of $5,642, loss on deconsolidation of subsidiary of $624, change in fair value of derivative liability of $2,329, and net change in operating assets and liabilities of $5,596. The net change in operating assets and liabilities was primarily due to a decrease in other assets of $728, an increase in accounts payable of $4,138, an increase in income tax payable of $17,367, an increase in accrued expenses and other current liabilities of $12, and an increase in other long term liabilities of $609. This was offset by an increase in accounts receivable of $4,868, an increase in prepaid expenses and other current assets of $3,214, and an increase in inventory of $10,140.
Investing Activities
During the six months ended June 30, 2025, investing activities provided $5,939 of cash, mainly due to the proceeds from the sale of business of $5,687, proceeds from the sale of license of $4,000, and cash received on deposits, net of $108. This was partially offset by purchases of property and equipment of $3,856.

During the six months ended June 30, 2024, investing activities provided $856 of cash mainly due to the proceeds from the sale of the UT business of $2,999, cash received on deposits, net of $157, and proceeds from sale of license of $329. This was partially offset by purchases of property and equipment of $2,629.
Financing Activities
During the six months ended June 30, 2025, financing activities used $14,206 of cash, mainly due to payment of debt issuance costs of $12,155, payment of lease liabilities of $1,466, repayment of notes payable of $100, repayment of mortgage notes of $353, taxes paid on equity based compensation of $120, and distributions of $12.

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

Contractual Obligations and Commitments
The following table summarizes contractual obligations as of June 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$223,732	$11,620	$22,471	$21,992	$19,887	$17,386	$130,376
Sale-leaseback commitments	206,068	5,258	10,743	11,090	11,449	11,819	155,709
2028 Notes (principal)	250,750	—	—	—	250,750	—	—
Interest on 2028 notes	83,373	13,790	23,194	23,131	23,258	—	—
2028 Convertible notes (principal)	19,200	—	—	—	19,200	—	—
Interest on convertible debt	6,211	1,027	1,728	1,723	1,733	—	—
Mortgage notes (principal)	40,789	362	793	33,675	5,959	—	—
Mortgage notes (interest)	9,315	3,112	4,065	1,684	454	—	—
Total contractual obligations	839,438	35,169	62,994	93,295	332,690	29,205	286,085
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
Financial Risk Management
We are exposed, in varying degrees, to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2025 and December 31, 2024, is the carrying amount of cash and cash equivalents, subscription receivable, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.
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
As of June 30, 2025, and December 31, 2024, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Murchinson Ltd., an investment manager of holders of 2025 Convertible Notes and 2027 Convertible Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) (the “Court”) on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claims breach of contract and civil conspiracy. The Applicant seeks from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. By order dated May 21, 2025, the Court ruled in favor of the Company and the 2025 Debt Transaction was subsequently closed. Murchinson Ltd. has filed appeals to the Court of Appeal for Toronto that are currently pending.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a)Not applicable.

b)Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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

4.1
Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2
Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3
Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4
Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5
Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6
Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7
Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8
Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

4.9
Amended and Restated Trust Indenture, among The Cannabist Company Holdings Inc. and The Cannabist Company Holdings (Canada) Inc, as co-issuers, and Odyssey Trust Company, as Trustee, dated May 29, 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)

4.10
First Supplemental Indenture, among The Cannabist Company Holdings Inc. and The Cannabist Company Holdings (Canada) Inc, as co-issuers, and Odyssey Trust Company, dated May 29, 2025 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)

10.1*†	Amendment to the Promissory Note effective May 27, 2025 between Verano Holdings, LLC and The Cannabist Company Holdings Inc.
10.2*	Waiver and Partial Payoff Agreement dated May 27, 2025 between Verano Holdings, LLC, The Cannabist Company Holdings Inc., and CC VA Holdco LLC.
10.3
Warrant Agency Agreement, between The Cannabist Company Holdings Inc. and Odyssey Trust Company, as Warrant Agent, dated May 29, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)

10.4*#	Summary of The Cannabist Company Holdings Inc. Transaction Bonus Plan
10.5*#	Second Amended and Restated At-Will Employment Agreement dated July 17, 2025 between The Cannabist Company Holdings Inc. and Jesse Channon
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THE CANNABIST COMPANY HOLDINGS INC.

Date: August 7, 2025	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer