Form 10-Q
period 2025-09-30
Cannabist Co Holdings Inc.
filed 2025-11-10
CIK 1776738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
As of November 4, 2025, there were 497,455,422 shares of common stock, no par value per share (the “Common Shares”), outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding The Cannabist Company Holdings Inc. and its subsidiaries (collectively referred to as “The Cannabist Company,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:

•the impact of the Company's corporate restructuring activities, including, without limitation, the 2025 Debt Transaction (as defined below);
•the existence of substantial doubt as to our ability to continue as a going concern, and our continuation as a going concern depends on events and circumstances that may not occur;
•the review of strategic alternatives to reduce leverage and address our capital structure, which may not be successful and could create significant risks and uncertainties;
•the covenants contained in our debt agreements that restrict our operations and may inhibit flexibility in operating our business and pursuing strategic alternatives, and the risk that failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations;
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(Expressed in thousands of U.S. dollars, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$17,761	$33,607
Accounts receivable, net of credit loss allowance of $7,907 and $6,754, respectively	15,431	21,688
Inventory	66,832	94,516
Prepaid expenses and other current assets	14,255	11,794
Notes receivable	500	15,614
Assets held for sale	29,954	17,778
Total current assets	144,733	194,997

Property and equipment, net	209,043	228,396
Right of use assets - operating leases, net	96,827	124,739
Right of use assets - finance leases, net	21,121	25,515
Intangible assets, net	39,309	51,249
Investments	10,576	11,880
Deferred income tax assets	—	32,025
Notes receivable	2,000	11,958
Other non-current assets	12,900	15,414
Total assets	$536,509	$696,173

Liabilities and Equity
Current liabilities:
Accounts payable	$24,264	$41,125
Accrued expenses and other current liabilities	24,848	32,839
Income tax payable	86,973	87,333
Current portion of lease liabilities - operating leases	6,946	7,386
Current portion of lease liabilities - finance leases	3,954	4,910
Current portion of long-term debt, net	594	52,461
Liabilities held for sale	14,550	2,656
Total current liabilities	162,129	228,710

Long-term debt, net	298,658	249,512
Long-term lease liabilities - operating leases	97,936	126,215
Long-term lease liabilities - finance leases	34,960	37,937
Derivative liabilities	980	621
Other long-term liabilities	94,795	83,237
Total liabilities	689,458	726,232
Commitments and contingencies	—	—
Stockholders' Equity:
Common Stock, no par value, unlimited shares authorized as of September 30, 2025 and December 31, 2024, respectively, 491,976,807 and 465,638,304 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, no par value, unlimited shares authorized as of September 30, 2025 and December 31, 2024, respectively, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Proportionate voting shares, no par value, unlimited shares authorized as of September 30, 2025 and December 31, 2024, respectively, 7,387,328 and 7,387,328 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	1,158,164	1,156,807
Accumulated deficit	(1,309,847)	(1,185,501)
Equity attributable to The Cannabist Company Holdings Inc.	(151,683)	(28,694)
Non-controlling interest	(1,266)	(1,365)
Total equity	(152,949)	(30,059)
Total liabilities and equity	$536,509	$696,173
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares and per share amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues, net of discounts	$79,912	$114,783	$253,702	$362,584
Cost of sales related to inventory production	(57,001)	(70,973)	(184,353)	(228,185)
Gross margin	22,911	43,810	69,349	134,399
Fixed asset impairment	—	(121)	(193)	(121)
Selling, general and administrative expenses	(34,941)	(49,315)	(105,182)	(142,634)
Loss from operations	(12,030)	(5,626)	(36,026)	(8,356)
Other expense:
Interest expense on leases	(693)	(850)	(2,135)	(2,685)
Interest expense	(8,285)	(9,744)	(32,124)	(28,494)
Other income (expense), net	12,687	36,295	(3,613)	29,909
Total other expense	3,709	25,701	(37,872)	(1,270)
Profit (loss) before provision for income taxes	(8,321)	20,075	(73,898)	(9,626)
Income tax expense	(6,334)	(21,838)	(50,349)	(40,348)
Net loss and comprehensive loss	(14,655)	(1,763)	(124,247)	(49,974)
Net profit (loss) attributable to non-controlling interests	(394)	97	99	$1,300
Net loss attributable to shareholders	$(14,261)	$(1,860)	$(124,346)	$(51,274)

Weighted-average number of shares used in earnings per share - basic and diluted	499,218,628	470,552,039	485,743,942	458,988,976
Loss attributable to shares (basic and diluted)	$(0.03)	$—	$(0.26)	$(0.11)
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

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)
(Expressed in thousands of U.S. dollars, except for number of shares)

	Common Shares	Proportionate Voting Shares	Additional Paid-in Capital		Accumulated Deficit		Total The Cannabist Company Holdings Inc. Shareholders' Equity		Non-Controlling Interest	Total Equity
Balance as of December 31, 2024	465,638,304	7,387,328	$1,156,807		$(1,185,501)		$(28,694)		$(1,365)	$(30,059)
Equity-based compensation (1)	(93,662)	—	292		—		292		—	292
Net loss	—	—	—		(32,204)		(32,204)		(2)	(32,206)
Balance as of March 31, 2025	465,544,642	7,387,328	$1,157,099		$(1,217,705)		$(60,606)		$(1,367)	$(61,973)
Equity-based compensation (1)	6,872,394	—	525		—		525		—	525
Conversion of convertible note	19,328,305	—	—		—		—		—	—
Distributions	—	—	(12)		—		(12)		—	(12)
Net loss	—	—	—		(77,881)		(77,881)		495	(77,386)
Balance as of June 30, 2025	491,745,341	7,387,328	$1,157,612		$(1,295,586)		$(137,974)		$(872)	$(138,846)
Equity-based compensation (1)	231,466	—	552		—		552		—	552
Conversion of convertible note	—	—	—		—		—		—	—
Distributions	—	—	—		—		—		—	—
Net loss	—	—	—		(14,261)		(14,261)		(394)	(14,655)
Balance as of September 30, 2025	491,976,807	7,387,328	$1,158,164	$—	$(1,309,847)	$—	$(151,683)	$—	$(1,266)	$(152,949)

(1) The amounts shown are net of any shares withheld by the Company to satisfy certain tax withholdings in connection with vesting of equity-based awards.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(124,247)	$(49,974)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	24,906	39,314
Equity-based compensation	1,487	(2,588)
Debt amortization expense	11,645	6,794
Provision for credit losses	3,035	1,689
Loss / (gain) on deconsolidation of subsidiaries	3,355	(39,821)
Loss on early extinguishment of note	3,227	—
Provision for obsolete inventory and other assets	12,340	5,671
Change in fair value of derivative liabilities	359	2,329
Change in investment fair value	(196)	4,195
Deferred income taxes	32,164	(2,723)
Legal settlement	—	(1,108)
Impairment on fixed assets	193	121
Other	—	836
Changes in operating assets and liabilities
Accounts receivable	2,380	(5,095)
Inventory	6,800	(11,566)
Prepaid expenses and other current assets	(4,028)	(4,255)
Other assets	9,838	(1,388)
Accounts payable	(15,494)	(543)
Accrued expenses and other current liabilities	(4,821)	(11,281)
Income taxes payable	(360)	38,583
Other long-term liabilities	1,751	3,450
Net cash used in operating activities	(35,666)	(27,360)
Cash flows from investing activities:
Purchases of property and equipment	(4,104)	(4,147)
Proceeds from sale of license	4,100	329
Net proceeds from sale of businesses	13,957	34,371
Note receivable settlements	21,398	(314)
Cash received (paid) on deposits, net	108	(268)
Net cash provided by investing activities	35,459	29,971
Cash flows from financing activities:
Proceeds from issuance of debt	—	15,600
Payment of debt issuance costs	(12,155)	(802)
Payment of lease liabilities	(3,914)	(5,323)
Repayment of sellers note	—	(1,119)
Repayment of debt	(100)	(13,228)
Repayment of mortgage notes	(526)	(418)
Distributions	(12)	(333)
Taxes paid on equity based compensation	(120)	(1,255)
Net cash used in financing activities	(16,827)	(6,878)
Net decrease in cash	(17,034)	(4,267)
Cash and restricted cash at beginning of the period	37,930	39,337
Cash and restricted cash at end of period	$20,896	$35,070
Reconciliation of cash and restricted cash:
Cash	$17,761	$31,497
Restricted cash	3,135	3,573
Cash and restricted cash, end of period	$20,896	$35,070
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(expressed in thousands of U.S. dollars)

	Nine months ended
	September 30, 2025	September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,481	$20,061
Operating cash flows from finance leases	$2,129	$2,679
Financing cash flows from finance leases	$3,914	$5,323
Cash paid for interest on other obligations	$30,432	$35,155
Cash paid for income taxes	$7,765	$3,850
Lease liabilities arising from the recognition of finance right-of-use assets	$—	$6,978
Lease liabilities arising from the recognition of operating right-of-use assets	$—	$7
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fixed asset additions within accounts payable and accrued expenses	$—	$298
Discount on issuance of convertible debt	$—	$(5,150)
Reduction in debt from debt to equity conversion	$—	$(10,200)
Increase in equity from debt to equity conversion	$—	$10,200
Equity issued for legal settlement	$—	$2,620
Exchange of notes and convertible notes for new notes and convertible notes	$269,950	$—
Assets held for sale	$12,176	$63,551
Liabilities held for sale	$11,894	$47,629
The accompanying notes are an integral part of these unaudited Condensed Consolidated Interim Financial Statements.

THE CANNABIST COMPANY HOLDINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, and 2024
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
Going Concern
These accompanying unaudited condensed consolidated interim financial statements have been prepared on the going concern basis which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.
The Company has incurred substantial net losses since its inception, including net losses of $105.1 million for the 12 months ended December 31, 2024 and $124.2 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s accumulated deficit was $1,309.8 million, and for the nine months ended September 30, 2025, the Company had negative operating cash flow of $35.7 million. As of September 30, 2025, the Company had cash and restricted cash of $20.9 million. Historically, the Company has relied on external financing as its primary source of liquidity. These conditions, together with uncertainty as to the Company’s ability to generate sufficient cash flow from operations, asset divestitures or external financing sources to meet its financial obligations including, without limitation, making interest payments on its senior debt or otherwise complying with its indenture obligations, absent material divestitures, significant concessions or consents from its creditors, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of this report.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In the future, reports from our independent public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. In an effort to alleviate these conditions and to maximize value for the Company’s stakeholders, the Board of Directors (the “Board”) has formed a special committee of independent directors (the “Special Committee”) to review strategic alternatives. The Special Committee, with support from external financial and legal advisors, is considering a range of options, including potential asset sales, mergers, or other strategic or financial transactions. The review is being conducted in consideration of the ongoing operational and financial challenges for the Company and the industry, as well as of the continuing uncertainty as to if and when U.S. federal regulatory changes may occur that will impact the Company and the industry, including, without limitation, changes to U.S. federal taxation of the Company and the industry under Section 280(e) of the Internal Revenue Code.

If we are unable to obtain sufficient funding or otherwise complete strategic transactions on acceptable terms, or successfully negotiate with creditors with respect to waivers and/or concessions necessary to permit asset divestitures or other actions, then we will not be able to continue as a going concern and we may be forced to delay or further reduce the scope of our activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders and/or creditors may not receive full value, or may receive no value, for their investment.
The accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2024, and 2023 included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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

Revenue
The Company’s revenues are disaggregated as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Dispensary	$65,313	$95,223	$204,896	$308,554
Cultivation and wholesale	14,599	19,560	48,806	54,030
	$79,912	$114,783	$253,702	$362,584
During the three and nine months ended September 30, 2025, the Company netted discounts of $19,960 and $65,212, respectively, against the revenues. During the three and nine months ended September 30, 2024, the Company netted discounts of $31,482 and $105,366, respectively, against the revenues. Discounts are provided by the Company during promotional days or weekends. Discounts are also provided to employees, seniors, and other categories of customers and may include price reductions and coupons.
3.               INVENTORY
Details of the Company’s inventory are shown in the table below:

	September 30, 2025	December 31, 2024
Accessories and supplies	$782	$1,064
Work-in-process - cannabis in cures and final vault	42,545	66,933
Finished goods - dried cannabis, concentrate and edible products	23,505	26,519
Total inventory	$66,832	$94,516
The inventory values are net of inventory write-downs as a result of obsolescence or unmarketability charged to cost of sales. As a result of certain restructuring efforts, there were write-downs of $2,804 and $13,375 during the three and nine months ended September 30, 2025, respectively. As a result of certain restructuring efforts, there were write-downs of $30 and $5,617 during the three and nine months ended September 30, 2024.
Inventory is stated net of provision of $2,167 and $5,478 as of September 30, 2025 and December 31, 2024, respectively.
4.               CURRENT AND LONG-TERM DEBT
Current and long-term obligations, net, are shown in the table below:

	September 30, 2025	December 31, 2024
2026 Notes	$—	$185,000
2027 Convertible Notes	—	25,450
2025 Convertible Notes	—	59,500
2028 Notes	250,750	—
2028 Convertible Notes	19,200	—
Mortgage Note	40,615	42,923
	310,565	312,873
Unamortized debt discount	(11,025)	(6,156)
Unamortized deferred financing costs	(288)	(4,744)
Total debt, net	299,252	301,973
Less current portion, net*	(594)	(52,461)
Long-term portion	$298,658	$249,512

*The current portion of the debt includes scheduled payments on the mortgage notes, convertible notes, and notes, net of corresponding portions of the unamortized debt discount and unamortized deferred financing costs.
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its debt arrangements as of September 30, 2025.
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
2027 Convertible Notes
On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Convertible Notes”) and received aggregate gross proceeds of $15,600. The 2027 Convertible Notes were senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Convertible Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on March 19, 2027. In connection with the offering of the 2027 Convertible Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through September 30, 2025, 983,604 shares were issued to convert $300 principal.
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
•provided that the five-day volume weighted average price of the Common Shares on the Exchange is greater than C$0.47 as of the close of trading at 4:01pm on January 31, 2024, transfer $5 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at the Initial Exchange Price on or prior to February 29, 2024; and
•provided that the February Exchange is completed and the daily volume weighted average price of the Common Shares on Cboe is greater than C$0.87 for 5 consecutive trading days, provided that, the trading volume of the Common Shares on Cboe was equal to or greater than 600,000 Common Shares on the applicable trading dates, from the period commencing on January 1, 2024 and ending on September 30, 2025, (which date the parties extended to December 31, 2024), transfer in three separate equal tranches, an aggregate of $15 million principal amount of 2025 Convertible Notes in consideration of Common Shares issued at a price per Common Share equal to the greater of C$0.57 per Common Share and the 12.5%

discount to the 5 days volume weighted average price of the Common Shares on Cboe prior to receipt of a Transfer notice, in each case, subject to adjustment in certain instances, on or prior to December 31, 2024.
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
Mortgages
In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,907 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $655.
In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,536 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $209.

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:
•The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,892 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.
•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt was repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723. The mortgage was paid in full on January 15, 2025 with the sale of the property.
Total interest and amortization expense on the Company’s debt obligations during the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense on debt	$7,380	$7,595	$21,361	$22,308
Amortization of debt discount	—	1,509	6,156	4,014
Amortization of debt issuance costs	967	978	5,489	2,780
Other interest expense (income), net	(62)	(338)	(882)	(608)
Total interest expense, net	$8,285	$9,744	$32,124	$28,494
The weighted average interest rate on the Company’s indebtedness was 9.23%.
5.   PROPERTY AND EQUIPMENT
Details of the Company’s property and equipment and related depreciation expense are summarized in the tables below:

	September 30, 2025	December 31, 2024
Land and buildings	$109,052	$115,277
Furniture and fixtures	4,931	6,804
Equipment	30,966	34,367
Computers and software	2,019	2,363
Leasehold improvements	151,460	155,529
Construction in process	3,155	6,565
Total property and equipment, gross	301,583	320,905
Less: accumulated depreciation	(92,540)	(92,509)
Total property and equipment, net	$209,043	$228,396

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total depreciation expense for three and nine months ended	$4,481	$8,314	$13,692	$23,589
Included in:
Costs of sales related to inventory production	$2,897	$5,216	$8,904	$14,782
Selling, general and administrative expenses	$1,584	$3,098	$4,788	$8,807

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Details of the Company’s prepaid expenses and other current assets are summarized in the table below:

	September 30, 2025	December 31, 2024
Prepaid expenses	$9,027	$8,719
Short term deposits	1,150	914
Other current assets	4,074	1,932
Excise and sales tax receivable	4	229
Prepaid expenses and other current assets	$14,255	$11,794

7.   OTHER NON-CURRENT ASSETS
Details of the Company’s other non-current assets are summarized in the table below:

	September 30, 2025	December 31, 2024
Long term deposits	$7,376	$8,604
Long term tax receivable	1,614	1,712
Investment in affiliates	775	775
Restricted cash	3,135	4,323
Other non-current assets	$12,900	$15,414
8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Details of the Company’s accrued expenses and other current liabilities are summarized in the table below:

	September 30, 2025	December 31, 2024
Taxes - property and other	$1,159	$4,912
Other accrued expenses	13,409	13,477
Payroll liabilities	8,938	10,709
Other current liabilities	1,342	3,741
Accrued expenses and other current liabilities	$24,848	$32,839
9.   SHAREHOLDERS’ EQUITY
The Company had the following activity during the three and nine months ended September 30, 2025:
•Cancelled 93,662 of Restricted Stock Units (RSUs) during the nine months ended September 30, 2025.
•Issued 6,872,394 common shares upon vesting of Restricted Stock Units (RSUs).
•Issued 19,328,305 common shares in connection with the 2028 Convertible Notes.

10.  WARRANTS
As of September 30, 2025 and December 31, 2024, outstanding warrants to purchase Common Shares consisted of the following:

	September 30, 2025		December 31, 2024
Expiration	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)	Number of Shares Issued and Exercisable	Exercise Price (Canadian Dollars)
September 21, 2026	11,122,105	$1.96	11,122,105	$1.96
October 1, 2025	648,783	8.12	648,783	8.12
May 29, 2027	118,246,947	$0.14	—	$—
	130,017,835	$0.34	11,770,888	$2.30
Warrant activity for the nine months ended September 30, 2025 and 2024 are summarized in the table below:

	Number of Warrants	Weighted average exercise price (Canadian Dollars)
Balance as of December 31, 2023	17,165,833	$4.83
Issued	—	—
Expired	(5,394,945)	10.35
Balance as of September 30, 2024	11,770,888	$2.30

Balance as of December 31, 2024	11,770,888	$2.30
Issued	118,246,947	0.14
Expired	—	—
Balance as of September 30, 2025	130,017,835	$0.34
11.  LOSS PER SHARE
Basic and diluted net loss per share attributable to the Company was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss	$(14,655)	$(1,763)	$(124,247)	$(49,974)
Less: net profit attributable to non-controlling interests	(394)	97	99	1,300
Net loss attributable to shareholders	$(14,261)	$(1,860)	$(124,346)	$(51,274)

Denominator:
Weighted average shares outstanding - basic and diluted	499,218,628	470,552,039	485,743,942	458,988,976
Loss per share - basic and diluted	$(0.03)	$—	$(0.26)	$(0.11)

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

Murchinson Ltd., an investment manager of holders of 2025 Convertible Notes and 2027 Convertible Notes, subsequently exchanged for 2028 Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) (the "Court") on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claimed breach of contract and civil conspiracy. The Applicant sought from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. By order dated May 21, 2025, the Court ruled in favor of the Company and the 2025 Debt Transaction was subsequently closed. Murchinson Ltd. has filed an appeal to the Court of Appeal for Toronto that is currently pending with a hearing scheduled in February 2026.
13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2025
Investment securities	$10,576	$—	$—	$10,576
Total assets	$10,576	$—	$—	$10,576
Derivative liabilities	$—	$—	$(980)	$(980)
Total liabilities	$—	$—	$(980)	$(980)

December 31, 2024
Investment securities	$11,880	$—	$—	$11,880
Total assets	$11,880	$—	$—	$11,880
Derivative liability	$—	$—	$(621)	$(621)
Total liabilities	$—	$—	$(621)	$(621)
During the period included in these financial statements, there were no transfers of amounts between levels.
Level 1 investment securities are stated at observable inputs such as quoted prices in active markets.
The following table summarizes the valuation techniques and key inputs used in the fair value measurement of Level 3 financial instruments:

Financial asset/financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Derivative liability	Market approach	Conversion period	Increase or decrease in conversion period will result in an increase or decrease in fair value

There has been no change in the valuation methodology for the nine months ended September 30, 2025. The carrying amounts of cash and restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, the current portion of long-term debt, and lease liabilities as of September 30, 2025 and December 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in the table above. The Company’s other long-term liabilities and long-term debt approximate fair value due to the market rate of interest used on initial recognition.
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2025 and December 31, 2024. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
14.  INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Licenses	$99,162	$109,973
Trademarks	23,075	23,810
Customer relationships	15,264	15,263
Total intangible assets	137,501	149,046
Less: accumulated amortization	(98,192)	(97,797)
Total intangible assets, net	$39,309	$51,249
Amortization expense for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense	$2,178	$2,759	$6,783	$8,924
15.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses are summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Salaries and benefits	$15,550	$22,705	$45,989	$61,841
Professional fees	1,845	3,489	5,659	8,437
Depreciation and amortization	4,448	6,013	13,622	19,778
Operating facilities costs	8,111	10,331	23,253	32,001
Operating office and general expenses	3,649	5,132	12,439	15,839
Advertising and promotion	1,116	502	3,470	2,309
Other fees and expenses	222	1,143	750	2,429
Total selling, general and administrative expenses	$34,941	$49,315	$105,182	$142,634

16.   OTHER (INCOME) EXPENSE, NET
Other (income) expense, net is summarized in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Change in fair value of the derivative liability	$—	$—	$359	$2,329
Change in fair value of investments	(6,716)	4,195	(196)	4,195
Restructuring expense	1,319	1,207	2,423	5,749
Other (income) /expense, net	(415)	(1,191)	(2,245)	(2,185)
Adjustment for held-for-sale	(2,867)	16,420	1	16,420
(Gain) / loss on disposal	(3,936)	(56,865)	3,391	(56,241)
Rental income	(72)	(61)	(120)	(176)
Total other (income) / expense, net	$(12,687)	$(36,295)	$3,613	$(29,909)
During the nine months ended September 30, 2025 and 2024, the Company recorded $2,423 and $5,749 in restructuring expense, respectively. As of September 30, 2025 and 2024, the balance outstanding on the Company’s restructuring reserve was $820 and $4,731 respectively.

The net gain on disposal for the 3 months ended September 30, 2025 arose primarily from the divestiture of the Pennsylvania stores and Balboa, California.  The net loss on disposal for the nine months ended September 30, 2025 arose primarily from the impact of other divestitures in California as delineated in Note 17 below.  Gains and losses are stated net of any gains and losses attributable to minority investors.
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
In May 2025, the Company reached an agreement on the early settlement of the balance on this seller note receivable, with a $10.0 million one-time payment made as full and early settlement of the note. Accordingly, there is a $0 balance receivable on the note subsequent to the one-time payment. The related proceeds from this early settlement are included within Investing Activities in the Statement of Cash Flows.

Florida Business Divestiture

On November 7, 2024, the Company sold the majority of its Florida operations (the "Florida Business") through the sale of fourteen dispensaries and two cultivation / manufacturing facilities for gross proceeds of $5 million, consisting of approximately $3 million in cash and $2 million of promissory note. Following the sale of the Florida Business, the Company had one license and one cultivation facility in the state, neither of which remained in active operation. On April 17, 2025, the Company sold the license for $5 million in cash of which $4.1 million has been paid to date and $900 thousand remains receivable as of September 30, 2025 and is recorded in prepaid expenses and other current assets on the condensed consolidated interim balance sheet. In connection to the sale of the license, the Company has the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state.
Milford, Delaware Divestiture
On January 15, 2025, the Company sold its Milford II cultivation property, which had not yet been developed and was a non-operating asset.  Gross proceeds from the sale were $3.37 million, approximately $1.8 million of which was used to fully settle the outstanding mortgage on the property.
North Hollywood, California Divestiture
On March 18, 2025, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its North Hollywood dispensary (the "NoHo store").  The NoHo store was divested for gross proceeds of approximately $1.375 million, with approximately $715 thousand paid up-front and the balance received in July 2025. Nothing remains receivable as of September 30, 2025.
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
Balboa, California divestiture
On July 1, 2025, the Company entered into a definitive agreement, subject to closing conditions, to dispose of its Balboa, CA facility ("Balboa"). The Balboa facility was divested for gross proceeds of approximately $0.7 million, with approximately $0.4 million of gross proceeds paid up-front and the balance due on the completion of certain closing conditions. The balance of $0.3 million remains receivable as of September 30, 2025 and is recorded in prepaid expenses and other current assets on the condensed consolidated interim balance sheet.
Pennsylvania Stores divestiture
On August 4, 2025, the Company entered into a definitive agreement to dispose of its three Pennsylvania retail stores (the "Pennsylvania stores"). The Pennsylvania stores were divested for gross proceeds of approximately $10 million, $1 million of which was placed into escrow and subject to release over a period up to 18 months from the Closing date and is recorded in prepaid expenses and other current assets on the condensed consolidated interim balance sheet.

The table below summarizes the operating results of the disposed of business for the three and nine months ended September 30, 2025, and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Arizona
Revenue	$—	$2,179	$—	$11,857
Expense	$—	$1,985	$—	$10,747
District of Columbia
Revenue	$—	$301	$—	$991
Expense	$—	$518	$—	$1,597
Eastern Virginia
Revenue	$—	$6,979	$—	$29,809
Expense	$—	$3,665	$—	$17,427
Florida
Revenue	$—	$4,864	$—	$17,772
Expense	$—	$10,731	$—	$36,968
Utah
Revenue	$—	$—	$—	$943
Expense	$—	$—	$—	$822
California
Revenue	$—	$—	$5,074	$—
Expense	$231	$—	$5,998	$—
Pennsylvania
Revenue	$1,662	$—	$7,946	$—
Expense	$1,551	$—	$9,632	$—
Total
Revenue	$1,662	$14,323	$13,020	$61,372
Expense	$1,782	$16,899	$15,630	$67,561
18.  NET ASSETS HELD FOR SALE
During 2023, the Company committed to a plan to sell its Utah operations. Accordingly, certain of the assets and liabilities held by the Company’s Utah subsidiary were presented as a disposal group held for sale on the consolidated balance sheet as of December 31, 2023. The sale of the Utah assets was completed on March 7, 2024.

On November 7, 2024, the Company sold its Florida Business through the sale of fourteen dispensaries and two cultivation / manufacturing facilities for gross proceeds of $5 million, consisting of approximately $3 million in cash and $2 million of promissory note. Following the sale of the Florida Business, the Company had one license and one leasehold interest in a cultivation facility in the state, neither of which remained in active operation. On April 17, 2025, the Company sold the license for $5 million in cash, with the potential for an additional $2.5 million contingent payment in the event of an adult use program in the state. On September 22, 2025, the Company entered into a definitive agreement, subject to closing conditions, to sell the leasehold interest and equipment in the cultivation facility for gross proceeds of $11 million with the potential for an additional $1 million contingent payment in the event of an adult use program in the state.

In early 2025, the Company committed to a plan to sell its Illinois operations (the “Illinois Business") which are comprised of two dispensaries and one cultivation / manufacturing facility.

In early 2025, the Company also committed to a plan to sell its remaining California operations (the "remaining California Business") which is comprised of three dispensaries and one cultivation / manufacturing facility.  During the six months ended June 30, 2025, the Company disposed of two of the three dispensaries, see Note 17 Divestitures

(DeSoto and THC).  In July 2025, the cultivation / manufacturing facility was divested and as of September 30, 2025, one dispensary remains to be sold.
The planned disposals as of September 30, 2025 did not represent a strategic shift of the Company that had or will have a major effect on the Company’s operations and financial results. Accordingly, the operations were not segregated and were presented as continuing operations in the condensed consolidated interim statements of operations and comprehensive loss as of September 30, 2025 and December 31, 2024. The disposal group was stated at fair value less costs to sell and comprised the following assets and liabilities:

	September 30, 2025	December 31, 2024
Cash	$—	$239
Accounts receivable	724	34
Inventory	4,465	364
Prepaid expenses and other current assets	630	381
Property, plant and equipment	10,394	9,516
Right-of-use assets	12,858	2,364
Right of use assets - finance leases, net	96	102
Intangible assets, net	787	4,778
Assets held for sale	$29,954	$17,778
Accounts payable and other liabilities	$(987)	$(104)
Lease liabilities	(13,563)	(2,552)
Liabilities held for sale	$(14,550)	$(2,656)
The non-recurring fair value measurement for the disposal group has been categorized as a Level 3 fair value utilizing Level 3 inputs and using a market approach, based on available data for transactions in the region and discussions with potential acquirers.

19.  SUBSEQUENT EVENT

Sale of Inactive Real Estate Interests: On October 3, 2025, the Company completed the sale of a property in New Jersey for gross proceeds of $2.55 million pursuant to a regulatory taking initiated by the state. The property had originally been intended for a dispensary, which never opened, and was ultimately opened at a different location. On November 10, 2025, the Company completed the sale of its leasehold interest and equipment in a cultivation facility in Florida for gross proceeds of $11 million with the potential for an additional $1 million contingent payment in the event of an adult use program in the state, subject to certain conditions. The cultivation facility had been inactive since the second half of 2024 following the Company’s announced exit from the Florida market. The Company has no remaining assets in Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of The Cannabist Company Holdings Inc. (“The Cannabist Company”, the “Company”, “us”, “our” or “we”) is supplemental to, and should be read in conjunction with, The Cannabist Company's unaudited condensed consolidated interim financial statements and the accompanying notes for the three and nine months ended September 30, 2025 and 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A-Risk Factors” and elsewhere in the Company’s 2024 Form 10-K filed with the SEC on March 17, 2025 and subsequent securities filings.
The Cannabist Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
OVERVIEW OF THE CANNABIST COMPANY

The Cannabist Company, formerly known as Columbia Care, is one of the most experienced cultivators, manufacturers and providers of cannabis products and related services, with licenses in 12 U.S. jurisdictions. The Company operates 77 facilities including 61 dispensaries and 16 cultivation and manufacturing facilities, including those under development. Columbia Care, now The Cannabist Company, is one of the original multi-state providers of cannabis in the U.S. and now delivers industry-leading products and services to both the medical and adult-use markets. In 2021, the Company launched Cannabist, its retail brand, creating a national dispensary network that leverages proprietary technology platforms. The company offers products spanning flower, edibles, oils and tablets, and manufactures popular brands including dreamt, Seed & Strain, Triple Seven, Hedy, gLeaf, Classix, Press, and Amber.

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
Statement of Operations:

	Three months ended				Nine months ended
	September 30, 2025	September 30, 2024	$ Change	% Change	September 30, 2025	September 30, 2024	$ Change	% Change
Revenues	$79,912	$114,783	$(34,871)	(30)%	$253,702	$362,584	$(108,882)	(30)%
Cost of sales related to inventory production	(57,001)	(70,973)	13,972	(20)%	(184,353)	(228,185)	43,832	(19)%
Gross profit	22,911	43,810	(20,899)	(48)%	69,349	134,399	(65,050)	(48)%
Fixed asset impairment	—	(121)	121	(100)%	(193)	(121)	(72)	60%
Selling, general and administrative expenses	(34,941)	(49,315)	14,374	(29)%	(105,182)	(142,634)	37,452	(26)%
Loss from operations	(12,030)	(5,626)	(6,404)	114%	(36,026)	(8,356)	(27,670)	331%
Other income / (expense), net	3,709	25,701	(21,992)	(86)%	(37,872)	(1,270)	(36,602)	2882%
Income tax expense	(6,334)	(21,838)	15,504	(71)%	(50,349)	(40,348)	(10,001)	25%
Net loss	(14,655)	(1,763)	(12,892)	731%	(124,247)	(49,974)	(74,273)	149%
Net profit (loss) attributable to non-controlling interests	(394)	97	(491)	(506)%	99	1,300	(1,201)	(92)%
Net loss attributable to The Cannabist Company Holdings Inc.	(14,261)	(1,860)	(12,401)	667%	(124,346)	(51,274)	(73,072)	143%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.03)	$—	$(0.02)	623%	$(0.26)	$(0.11)	$(0.14)	129%
Weighted average number of shares outstanding—basic and diluted	499,218,628	$470,552,039			485,743,942	$458,988,976

Summary of Balance Sheet items:

	September 30, 2025	December 31, 2024
Total Assets	$536,509	$696,173
Total Liabilities	$689,458	$726,232
Total Long-Term Liabilities	$527,329	$497,522
Total Equity	$(152,949)	$(30,059)

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenues	$79,912	$114,783	$(34,871)	(30)%
Cost of sales related to inventory production	(57,001)	(70,973)	13,972	(20)%
Gross profit	22,911	43,810	(20,899)	(48)%
Fixed asset impairment	—	(121)	121	(100)%
Selling, general and administrative expenses	(34,941)	(49,315)	14,374	(29)%
Loss from operations	(12,030)	(5,626)	(6,404)	114%
Other income / (expense), net	3,709	25,701	(21,992)	(86)%
Income tax expense	(6,334)	(21,838)	15,504	(71)%
Net loss	(14,655)	(1,763)	(12,892)	731%
Net profit (loss) attributable to non-controlling interests	(394)	97	(491)	(506)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(14,261)	$(1,860)	$(12,401)	667%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.03)	$—	$(0.02)	623%
Weighted average number of shares outstanding—basic and diluted	499,218,628	470,552,039
Revenues
The decrease in revenue of $34,871 for the three months ended September 30, 2025, as compared to the prior year period, was driven by the net decline in revenue of $13,433 in our existing retail and wholesale operations and a decline of $23,616 from the sale or closure of certain operations. This was partly offset by changes in regulation allowing for adult use which contributed to a revenue growth of $2,178 during the three months ended September 30, 2025, as compared to the prior period.
Cost of Sales
The decrease in cost of sales of $13,972 for the three months ended September 30, 2025, as compared to the prior year period, was driven by a cost of sales decrease from the sale or closure of certain operations of $14,427. This was partly offset by an increase of $455 in our existing retail and wholesale operations, including from inventory impairment.
Gross Profit
The decrease in gross profit of $20,899 for the three months ended September 30, 2025, as compared to the prior year period, was directly attributable to the decline in revenues and the decline in cost of sales as described above.
Operating Expenses
The decrease of $14,374 in operating expenses for the three months ended September 30, 2025, as compared to the prior year period, was primarily attributable to decreases in salaries and benefits of expenses of $7,155, operating facilities costs of $2,220, professional fees of $1,644, depreciation and amortization of $1,565, operating office and general expenses of $1,483, and other fees and expenses of $921. This was partially offset by increases in advertisement and promotion expense of $614 for the three months ended September 30, 2025.
Other Income / (expense), Net
The increase in other expenses, net of $21,992 for the three months ended September 30, 2025, as compared to the prior year period, was primarily due to increases in loss on disposal group of $52,929, restructuring expense of $112, and other expenses of $776. This was partially offset by decreases in adjustment for held-for-sale of $19,287, change in fair value of the derivative liability of $10,911, interest expense, net of $1,459, interest expense on leases of $157 and a decrease in rental income of $11.

Provisions for Income Taxes

The Company recorded income tax expense of $6,334 for the three months ended September 30, 2025, as compared to an income tax expense of $21,838 for the three months ended September 30, 2024.

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenues	$253,702	$362,584	$(108,882)	(30)%
Cost of sales related to inventory production	(184,353)	(228,185)	43,832	(19)%
Gross profit	69,349	134,399	(65,050)	(48)%
Fixed asset impairment	(193)	(121)	(72)	60%
Selling, general and administrative expenses	(105,182)	(142,634)	37,452	(26)%
Loss from operations	(36,026)	(8,356)	(27,670)	331%
Other income / (expense), net	(37,872)	(1,270)	(36,602)	2882%
Income tax expense	(50,349)	(40,348)	(10,001)	25%
Net loss	(124,247)	(49,974)	(74,273)	149%
Net profit attributable to non-controlling interests	99	1,300	(1,201)	(92)%
Net loss attributable to The Cannabist Company Holdings Inc.	$(124,346)	$(51,274)	$(73,072)	143%
Loss per share attributable to The Cannabist Company Holdings Inc.—based and diluted	$(0.26)	$(0.11)	$(0.14)	129%
Weighted average number of shares outstanding—basic and diluted	485,743,942	458,988,976
Revenues
The decrease in revenue of $108,882 for the nine months ended September 30, 2025, as compared to the prior year period, was driven by the net decline in revenue of $27,808 in our existing retail and wholesale operations and a decline of $82,537 from the sale or closure of certain operations. This was partly offset by changes in regulation to adult use which contributed to a revenue growth of $1,463 during the nine months ended September 30, 2025, as compared to the prior period
Cost of Sales
The decrease in cost of sales of $43,832 for the nine months ended September 30, 2025, as compared to the prior year period, was driven by the sale or closure of certain operations of $48,440. This was partly offset by an increase of $4,608 in our existing retail and wholesale operations, including from inventory impairment, as compared to the prior period.
Gross Profit
The decrease in gross profit of $65,050 for the nine months ended September 30, 2025, as compared to the prior year period, was directly attributable to the decline in revenues and the decline in cost of sales as described above.
Operating Expenses
The decrease of $37,452 in operating expenses for the nine months ended September 30, 2025, as compared to the prior year period, was primarily attributable to decreases in salary and benefits expenses of $15,852, operating facilities costs of $8,748, depreciation and amortization of $6,156, operating office and general expenses of $3,400, professional fees of $2,778, and other fees and expenses of $1,679. This was partially offset by an increase in advertisement and promotion expenses of $1,161 for the nine months ended September 30, 2025.
Other Income / (expense), Net
The increase in other expenses, net of $36,602 for the nine months ended September 30, 2025, as compared to the prior year period, was primarily due to a increases in loss on disposal group of $59,632, interest expense, net of $3,630, and rental income of $56. This was partially offset by decreases in adjustment for held-for-sale of $16,419, change in fair value of investments of $4,391, restructuring expense of $3,326, change in fair value of the derivative liability of $1,970, interest expense on leases of $550, and other expense of $60.

Provisions for Income Taxes
The Company recorded income tax expense of $50,349 for the nine months ended September 30, 2025, as compared to an income tax expense of $40,348 for the six months ended September 30, 2024.
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

The following table provides a reconciliation of net loss for the period to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025, and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(14,655)	$(1,763)	$(124,247)	$(49,974)
Income tax	6,334	21,838	50,349	40,348
Depreciation and amortization	8,055	11,767	24,906	39,314
Interest expense, net and debt amortization	11,598	13,127	42,186	38,728
EBITDA (Non-GAAP measure)	11,332	44,969	(6,806)	68,416
Adjustments:
Share-based compensation	552	2,374	1,487	(2,588)
Legal settlement	—	—	—	(1,108)
Fair-value changes on investments and derivative liabilities	(6,716)	4,195	163	6,524
Adjustments for acquisition and other non-core costs	3,357	2,393	18,965	10,364
Restructuring expense	1,319	1,207	2,423	5,749
Fixed asset impairment	—	121	193	121
(Gain) / loss on disposal group	(6,803)	(40,444)	3,392	(39,821)
Adjusted EBITDA (Non-GAAP measure)	$3,041	$14,815	$19,817	$47,657
Revenue	$79,912	$114,783	$253,702	$362,584
Adjusted EBITDA (Non-GAAP measure)	$3,041	$14,815	$19,817	$47,657
Adjusted EBITDA margin (Non-GAAP measure)	3.8%	12.9%	7.8%	13.1%
Revenue	$79,912	$114,783	$253,702	$362,584
Gross profit	$22,911	$43,810	$69,349	$134,399
Gross margin	28.7%	38.2%	27.3%	37.1%

Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2025, as compared to the prior year period, was primarily driven by declines in gross profit in the ongoing wholesale and retail operations and through restructuring and disposal activity, partially offset by improved leverage of revenues across selling, general, and administrative expenses such as facility costs, salary costs, and benefit costs.
Our future financial results are subject to significant potential fluctuations caused by, among other things, growth of sales volume in new and existing markets and our ability to control operating expenses. In addition, our financial results may be impacted significantly by changes to the regulatory environment in which we operate, on a local, state, and federal level.
Liquidity and Capital Resources and Going Concern Considerations
The Company has incurred substantial net losses since its inception, including net losses of $105.1 million for the 12 months ended December 31, 2024 and $124.2 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s accumulated deficit was $1,309.8 million, and for the nine months ended September 30, 2025, the Company had negative operating cash flow of $35.7 million. As of September 30, 2025, the Company had cash and restricted cash of $20.9 million. Historically, the Company has relied on external financing as its primary source of liquidity. These conditions, together with uncertainty as to the Company’s ability to generate sufficient cash flow from operations, asset divestitures or external financing sources to meet its financial obligations including, without limitation, making interest payments on its senior debt or otherwise complying with its indenture obligations, absent material divestitures, significant concessions or consents from its creditors, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of this report. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In the future, reports from our independent public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.
In an effort to alleviate these conditions and to maximize value for the Company’s stakeholders, the Board of Directors (the “Board”) has formed a special committee of independent directors (the “Special Committee”) to review strategic alternatives. The Special Committee, with support from external financial and legal advisors, is considering a range of options, including potential asset sales, mergers, or other strategic or financial transactions. The review is being conducted in consideration of the ongoing operational and financial challenges for the Company and the industry, as well as of the continuing uncertainty as to if and when U.S. federal regulatory changes may occur that will impact the Company and the industry, including, without limitation, changes to U.S. federal taxation of the Company and the industry under Section 280(e) of the Internal Revenue Code.
If we are unable to obtain sufficient funding or otherwise complete strategic transactions on acceptable terms, or successfully negotiate with creditors with respect to waivers and/or concessions necessary to permit asset divestitures or other actions, then we will not be able to continue as a going concern and we may be forced to delay or further reduce the scope of our activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders and/or creditors may not receive full value, or may receive no value, for their investment.
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

2027 Convertible Notes

On March 19, 2024, the Company closed a private placement (the “March 2024 Private Placement”) of $25,750 aggregate principal amount of 9.0% senior-secured first-lien notes due 2027 (the “2027 Notes”) and received aggregate gross proceeds of $15,600. The 2027 Notes were senior secured obligations of the Company and were issued at 80.0% of face value. The 2027 Notes accrued interest in arrears which was payable semi-annually and were scheduled to mature on March 19, 2027. In connection with the offering of the 2027 Notes, the Company exchanged $5,000 of the Company’s existing 6.0% 2025 Convertible Notes. Through September 30, 2025, 983,604 shares were issued to convert $300 principal.

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

Mortgages

In December 2021, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $20,000 mortgage on real property in New York and carries interest at a variable rate per annum equal to the Wall Street Prime Rate (“Index”) plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on January 1, 2027, which is estimated at $17,907 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $655.

In June 2022, the Company entered into a term loan and security agreement with a bank. The agreement provides for a $16,500 mortgage on real property in New Jersey and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on July 15, 2027, which is estimated at $15,636 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $209.

On August 10, 2023, the Company entered into two term loans and security agreements with a bank as follows:

•The first agreement provides for a $6,250 mortgage on real property in Maryland and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt is repayable in 59 monthly installments and a final balloon payment due on September 1, 2028, which is estimated at $5,892 as of September 30, 2025. In connection with this mortgage, the Company incurred financing costs of $195 and netted $2,903 after the repayment of a prior outstanding mortgage on the property.

•The second agreement provides for a $1,800 mortgage on real property in Delaware and carries interest at a variable rate per annum equal to the Index plus 2.25%. The debt was repayable in 59 monthly installments and matures in August 2028. In connection with this mortgage, the Company incurred financing costs of $77 and netted $1,723. The mortgage was paid in full on January 15, 2025 with the sale of the property.

The weighted average interest rate on the Company’s indebtedness was 9.23%.
Cash Flows
The following table summarizes the sources and uses of cash for each of the periods presented:

	Nine months ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(35,666)	$(27,360)
Net cash provided by investing activities	35,459	29,971
Net cash used in financing activities	(16,827)	$(6,878)
Net decrease in cash	$(17,034)	$(4,267)
Operating Activities

During the nine months ended September 30, 2025, operating activities used $35,666 of cash, primarily resulting from a net loss of $124,247 and a change in fair value of $196, and this was partly offset by deferred income tax of $32,164, depreciation and amortization of $24,906, debt amortization expenses of $11,645, loss on deconsolidation of subsidiary of $3,355, loss on early extinguishment of note of $3,227, provision for credit losses of $3,035, provision for obsolete inventory and other assets of $12,340, equity based compensation of $1,487, change in fair value of derivative liability of $359, impairment of fixed assets of $193, and net decrease in operating assets and liabilities of $3,934. The net change in operating assets and liabilities was primarily due to, a decrease in inventory of $6,800, a decrease in other assets of $9,838, a decrease in accounts receivable of $2,380; this was partially offset by a decrease in accrued expenses and other current liabilities of $4,821, a decrease in accounts payable of $15,494, a decrease in income tax payable of $360, an increase in other long-term liabilities of $1,751, and an increase prepaid expenses and other current assets of $4,028.

During the nine months ended September 30, 2024, operating activities used $27,360 of cash, primarily resulting from a net loss of $49,974, deferred taxes of $2,723, legal settlement of $1,108, gain on deconsolidation of subsidiary of $39,821, and equity-based compensation expense of $2,588; this was partially offset by depreciation and amortization of $39,314, debt amortization expense of $6,794, provision for credit losses of $1,689, provision for obsolete inventory and other assets of $5,671, change in fair value of derivative liability of $2,329, change in fair value of investment of $4,195, other items of $837, impairment of fixed assets of $120, and net increase in operating assets and liabilities of $7,905. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $5,095, inventory of $11,566, prepaid expenses and other current assets of $4,255, other assets of $1,388, decrease in accounts payable of $543, and accrued expenses and other current liabilities of $11,281. This was partially offset by an increase in income tax payable of $38,583 and other long term liabilities of $3,450.

Investing Activities
During the nine months ended September 30, 2025, investing activities provided $35,459 of cash, mainly due to the proceeds from the sale of business of $13,957, proceeds from the settlement of note receivables of $21,398, proceeds from the sale of license of $4,100, and cash received on deposits, net of $108. This was partially offset by purchases of property and equipment of $4,104.

During the nine months ended September 30, 2024, investing activities provided $29,971 of cash mainly due to the proceeds from the sale of the Utah, Arizona, and Eastern Virginia businesses of $34,371, and proceeds from sale of license of $329. This was partially offset by purchases of property and equipment of $4,147, cash paid on deposits, net of $268 and change in note receivable of $314.

Financing Activities
During the nine months ended September 30, 2025, financing activities used $16,827 of cash, mainly due to payment of debt issuance costs of $12,155, payment of lease liabilities of $3,914, repayment of notes payable of $100, repayment of mortgage notes of $526, taxes paid on equity based compensation of $120, and distributions of $12.

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
Contractual Obligations and Commitments
The following table summarizes contractual obligations as of September 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	Year 1	Year 2	Year 3	Year 4	Year 5 and beyond
Lease commitments	$219,247	$5,798	$22,727	$22,200	$20,025	$17,512	$130,985
Sale-leaseback commitments	197,289	2,500	10,212	10,546	10,890	11,247	151,894
2028 Notes (principal)	250,750	—	—	—	250,750	—	—
Interest on 2028 notes	83,373	13,790	23,194	23,131	23,258	—	—
2028 Convertible notes (principal)	19,200	—	—	—	19,200	—	—
Interest on convertible debt	6,211	1,027	1,728	1,723	1,733	—	—
Mortgage notes (principal)	40,615	191	815	33,656	5,953	—	—
Mortgage notes (interest)	6,862	977	3,858	1,597	430	—	—
Total contractual obligations	823,547	24,283	62,534	92,853	332,239	28,759	282,879
The above table excludes purchase orders for inventory in the normal course of business.
Effects of Inflation
Rising inflation rates have had a substantial impact on our financial performance to date and may have an impact on our financial performance in the future as our ability to pass on an increase in costs is not entirely within our control.
Critical Accounting Estimates
We make judgments, estimates and assumptions about the future that affect assets and liabilities, and revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.
Judgments, estimates, and assumptions with the most significant effect on the amounts recognized in the consolidated financial statements are described below.

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
Financial Risk Management
We are exposed, in varying degrees, to a variety of financial instrument related risks. Our risk exposures and the impact on our financial instruments is summarized below:
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2025 and December 31, 2024, is the carrying amount of cash and cash equivalents, accounts receivable and notes receivable. We do not have significant credit risk with respect to our customers. All cash deposits are with regulated U.S. financial institutions.
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
As of September 30, 2025, and December 31, 2024, we had no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Murchinson Ltd., an investment manager of holders of 2025 Convertible Notes and 2027 Convertible Notes (the “Applicant”), filed an application in the Ontario Superior Court of Justice (Commercial List) (the “Court”) on March 27, 2025, opposing the 2025 Debt Transaction and claiming the transaction was oppressive to the Applicant. The application filed by the Applicant also claims breach of contract and civil conspiracy. The Applicant seeks from the court, among other forms of relief, that the 2025 Debt Transaction be declared unlawful under the terms of the Canadian Business Corporations Act, an award of unspecified damages, and recovery of costs. By order dated May 21, 2025, the Court ruled in favor of the Company and the 2025 Debt Transaction was subsequently closed. Murchinson Ltd. has filed an appeal to the Court of Appeal for Ontario that is currently pending with a hearing scheduled in February 2026.
Item 1A. Risk Factors
Other than set forth herein, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s 2024 Form 10-K, which is incorporated by reference herein.

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

Risks Related to our Financial Condition

There is substantial doubt as to our ability to continue as a going concern, and our continuation as a going concern depends on events and circumstances that may not occur.

Since our inception, we have incurred significant net operating losses, including net losses of $105.1 million for the 12 months ended December 31, 2024 and $124.2 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s accumulated deficit was $1,309.8 million, and for the nine months ended September 30, 2025, the Company had negative operating cash flow of $35.7 million. As of September 30, 2025, the Company had cash and restricted cash of $20.9 million and debt obligations of $299.3 million. To date, we have financed our operations primarily through external financing as our primary source of liquidity. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The above conditions, together with uncertainty as to our ability to generate sufficient cash flow from operations, asset divestitures or external financing to meet our financial obligations including, without limitation, making interest payments on our senior debt or otherwise complying with our indenture obligations, absent material divestitures, significant concessions or consents from our creditors, raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of this report.

If we are not able to obtain sufficient funding or otherwise complete strategic transactions on acceptable terms, or successfully negotiate with creditors with respect to waivers and/or concessions necessary to permit asset divestitures or other actions, then we will not be able to continue as a going concern and may be forced to delay or further reduce the scope of our activities, extend payment terms with suppliers, liquidate assets where possible, at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any such actions could result in significant impairment charges, loss of key personnel, loss of customer relationships, and a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, an inability to continue as a going concern could adversely affect our access to capital and our relationships with vendors, customers, employees and other stakeholders.

We are reviewing strategic alternatives to reduce leverage and address our capital structure, which may not be successful and could create significant risks and uncertainties.

The Special Committee, with the assistance of legal and financial advisors, is conducting a comprehensive review of strategic alternatives and is considering a range of options, including potential asset sales, mergers, or other strategic or financial transactions. The review is being conducted in consideration of the ongoing operational and financial challenges for the Company and the industry, as well as of the continuing uncertainty as to if and when U.S. federal regulatory changes may occur that will impact the Company and the industry, including, without limitation, changes to U.S. federal taxation of the Company and the industry under Section 280(e) of the Internal Revenue Code.

There can be no assurance as to when or whether we will implement any particular transaction or strategy, that any transaction or strategy will be completed on favorable terms or at all, or that any such actions will achieve their intended benefits. Failure to develop and implement effective measures to address our leverage and liquidity could materially and adversely affect our financial condition, business prospects, and ability to refinance debt as it matures or to address potential defaults. Even if we pursue one or more transactions, we may not be able to obtain necessary approvals from stakeholders or regulators, and we may be required to accept terms that are dilutive or not accretive to existing equity holders or otherwise unfavorable.

Our debt agreements contain covenants that restrict our operations and may inhibit flexibility in operating our business and pursuing strategic alternatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.

The indentures governing our 2028 Notes and 2028 Convertible Notes (collectively the “A&R Indenture”) contain negative covenants that limit our ability to, among other things, incur additional debt; pay dividends; redeem stock or make other distributions; make investments; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with affiliates.
The A&R Indenture also contains affirmative and financial covenants, including requirements that we: maintain at least $15 million of cash and cash equivalents in accounts subject to control agreements in favor of the trustee; maintain specified Consolidated Leverage Ratios (as defined in the A&R Indenture) as of each fiscal quarter-end commncing March 31, 2026; and obtain Board approval for certain asset sales and the application of related proceeds.

Our obligation to comply with such covenants could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse affect on our business and/or our ability to consummate a strategic transaction. A breach of any covenant or other event of default under the A&R Indenture could, if not cured or waived, result in the acceleration of a substantial portion of our outstanding debt. In such circumstances, we may be unable to access additional liquidity, refinance our debt on acceptable terms, or obtain necessary waivers and/or concessions, and we may not have sufficient cash on hand to repay amounts due. An acceleration could force us to seek bankruptcy protection or other court protection, consummate asset sales on unfavorable terms, or undertake other actions that materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, to implement certain strategic alternatives, such as asset sales, mergers, or other transactions, we may need waivers, amendments, and/or consents from holders of the 2028 Notes and 2028 Convertible Notes, which may not be granted or may be granted only on terms that are unfavorable to us.
Item 2. Unregistered Sales of Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a)Not applicable.

b)Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
4.1
Warrant Agency Agreement dated September 20, 2018 between Canaccord Genuity Growth Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.2
Warrant Agreement dated April 26, 2019 between Columbia Care Inc. and Canaccord Genuity Corp. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.3
Trust Indenture made as of March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.4
Warrant Indenture dated March 31, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.5
Warrant Indenture dated May 14, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.6
Warrant Indenture dated July 2, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.7
Warrant Indenture dated October 29, 2020 between Columbia Care Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on December 14, 2021)

4.8
Extension Notice dated March 28, 2023 to Odyssey Trust Company (incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023)

4.9
Amended and Restated Trust Indenture, among The Cannabist Company Holdings Inc. and The Cannabist Company Holdings (Canada) Inc, as co-issuers, and Odyssey Trust Company, as Trustee, dated May 29, 2025 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)

4.10
First Supplemental Indenture, among The Cannabist Company Holdings Inc. and The Cannabist Company Holdings (Canada) Inc, as co-issuers, and Odyssey Trust Company, dated May 29, 2025 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)

10.1#
Summary of The Cannabist Company Holdings Inc. Transaction Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025)

10.2#
Second Amended and Restated At-Will Employment Agreement dated July 17, 2025 between The Cannabist Company Holdings Inc. and Jesse Channon (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025)

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

THE CANNABIST COMPANY HOLDINGS INC.

Date: November 10, 2025	By:	/s/ David Hart
David Hart
Chief Executive Officer

Date: November 10, 2025	By:	/s/ Derek Watson
Derek Watson
Chief Financial Officer